Form 10QSB
period 1995-05-31
AMERICAN METALS SERVICE INC
filed 1995-07-13
CIK 319016

FORM 10-QSB

                                            SECURITIES AND EXCHANGE COMMISSION

                                                  WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:        May 31, 1995


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         Commission File No.: 0-10093


                            AMERICAN METALS SERVICE, INC.
      (Exact name of small business issuer as specified in its charter)


                Florida                                59-1224913
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)


       376 Main Street, P.O. Box 74, Bedminster, New Jersey     07921
       (Address of principal executive offices)              (Zip Code)


                                  (908) 234-0078
                           (Issuer's telephone number)

                                 Not Applicable
            (Former name, former address and former fiscal year, if
                           changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 30, 1995, the issuer had 1,959,600 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ____ No  X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
- -------  --------------------

                         AMERICAN METALS SERVICE, INC.
                                 BALANCE SHEET
                                  (Unaudited)


                                                                      May 31,
                                                                       1995
                                                                     --------
                                                                  ($000 Omitted)

ASSETS

  Current assets:
     Cash and cash equivalents, including
       U.S. treasury bills of $ 2,016,000                             $  2,057
     Interest receivable                                                     8
                                                                      --------
          Total current assets                                        $  2,065
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accrued liabilities                                              $     51
                                                                      --------
          Total current liabilities                                         51
                                                                      --------

  Stockholders' equity:
     Common stock, $.01 par value, 6,000,000
       shares authorized, 1,959,600 issued
       and outstanding                                                      20
     Additional capital in excess of par value                           3,062
     Accumulated deficit                                             (   1,068)
                                                                      --------

          Total stockholders' equity                                     2,014
                                                                      --------
          Total liabilities and stockholders'
            equity                                                    $  2,065
                                                                      ========




                 See accompanying note to financial statements.

                         AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       For the three months
                                                           ended May 31,
                                                       --------------------
                                                       1995          1994
                                                       ----          ----
                                                           ($000 Omitted,
                                                       Except Per Share Data)

Revenues:

     Interest                                         $   29        $   16
     Other income                                          1             2
                                                      ------        ------
                                                          30            18
                                                      ------        ------


General and administrative expenses                       17            15
                                                      ------        ------

Income before income taxes                                13             3

Provision for income taxes                                 -             -
                                                      ------        ------

Net income                                            $   13        $    3
                                                      ======        ======

Net income per common share                           $  .01        $    -
                                                      ======        ======

Weighted average number of shares
  outstanding (in 000's)                               1,960         1,960
                                                      ======        ======














                 See accompanying note to financial statements.

                         AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         For the nine months
                                                             ended May 31,
                                                         -------------------
                                                           1995        1994
                                                          ------      ------
                                                             ($000 Omitted,
                                                         Except Per Share Data)

                  Revenues:

                      Interest                          $   77        $   44
                      Other income                           8            14
                                                        ------        ------
                                                            85            58
                                                        ------        ------


                  General and administrative expenses       57            72
                                                        ------        ------

                  Income (loss) before income taxes         28       (    14)

                  Provision for income taxes                 -             -
                                                        ------        ------

                  Net income (loss)                     $   28       ($   14)
                                                        ======        ======

                  Net income (loss) per common share    $  .01       ($  .01)
                                                        ======        ======

                  Weighted average number of shares
                      outstanding (in 000's)             1,960         1,960
                                                        ======        ======







                 See accompanying note to financial statements.

                         AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              For the nine months
                                                                  ended May 31,
                                                              -------------------
                                                              1995           1994
                                                             -------        ------
                                                                 ($000 Omitted)

            Cash flows from operating activities:
               Net cash provided by
                 operating activities                        $   49         $   84
                                                             ------         ------

            Cash flows from investing activities:
              Maturity of U.S. Treasury securities            1,580              -
                                                             ------         ------
            Net cash provided by investing
              activies                                        1,580              -
                                                             ------         ------
            Net increase in cash and cash
              equivalents                                     1,629             84
            Cash and cash equivalents at beginning
              of the period                                     428          1,930
                                                             ------         ------
            Cash and cash equivalents at end of
              the period                                     $2,057         $2,014
                                                             ======         ======

            Reconciliation of net income (loss)
              to net cash provided by
              operating activities:
                  Net income (loss)                          $   28        ($   14)
                  Adjustments to reconcile net
                   income (loss) to net cash
                   provided by operating activities:
                     (Increase) decrease in other
                       assets                               (     3)             3
                     Collection of receivables                    -             51
                     Write-off of note receivable                 -             50
                     Increase (decrease) in accounts
                       payable and accrued liabilities           24        (     6)
                                                             ------         ------
               Net cash provided by operating
                 activities                                  $   49         $   84
                                                             ======         ======




                 See accompanying note to financial statements.

                         AMERICAN METALS SERVICE, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                  (Unaudited)



     The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of May 31, 1995 and for the three and nine months ended May 31, 1995 and 1994 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1994, as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine months ended May 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2 - Management's Discussion and Analysis or Plan of Operations
- ------   ----------------------------------------------------------

Recent Developments
- -------------------

     On December 15, 1994, American Metals Service, Inc.'s (the "Company") indirect parent, Kent Financial Services, Inc. ("Kent"), distributed to its stockholders of record on December 12, 1994, approximately 1,100,000 shares of the Company's Common Stock ("Shares"). At June 30, 1995 an indirect wholly-owned subsidiary of Kent and certain of Kent's affiliates, including the Company's chairman, owned 716,936 Shares or approximately 37% of the Company's outstanding Shares. The purpose of the transaction was to make the Company a more attractive acquisition candidate by further diversifying its ownership and increasing the marketability of its Shares. The Company has been seeking to acquire or merge with an operating business.

Results of Operations
- ---------------------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury securities. Interest income for the quarter ended May 31, 1995, was approximately $29,000 compared to $16,000 in the comparable quarter of the prior year. In the nine months ended May 31, 1995, interest income was $77,000 compared to $44,000 for the comparable period of the prior year. Generally higher interest rates were the principal reason for the increase in revenue. Collections of previously written-off accounts receivable from the former business of the Company of $1,000 and $2,000 accounted for the other income in the quarters ended May 31, 1995 and 1994, respectively. Other income was $8,000 and $14,000 for the nine months ended May 31, 1995 and 1994, respectively.

     General and administrative expenses were $17,000 and $15,000 for the three months ended May 31, 1995 and 1994, respectively, and $57,000 and $72,000 for the nine months ended May 31, 1995 and 1994, respectively. The increase in general and administrative expenses in the quarter ended May 31, 1995 was due to the management fee expense (as discussed below), offset by decreases in insurance and professional fees. The decrease in general and administrative expenses in the nine months ended May 31, 1995 was due principally to the write-off in February, 1994 of a note receivable of $50,000 to an unrelated, privately-owned corporation. This decrease in expenses was partially offset by a management fee of $12,500 a quarter charged to the Company by Kent. This fee was for corporate governance, financial management and accounting services and was based on Kent's estimated costs. Management believes the method of cost allocation is reasonable under the circumstances. Additionally, the Company incurred approximately $8,000 in professional fees and services associated with the distribution of the Company's Shares to the Kent stockholders during the quarter ended February 28, 1995.

Liquidity and Capital Resources
- -------------------------------

     At May, 1995, cash and cash equivalents and net working capital were approximately $2,057,000 and $2,014,000, respectively. The U.S. Treasury bills of approximately $2,016,000 mature at various dates through August, 1995. Investing activities consisted of the maturity of U.S. Treasury bills with an original maturity greater than three months. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at May 31, 1995 was $1.03 per share.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K
- ------- ----------------------------------

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                   SIGNATURE
                                   ---------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   July 13, 1995


                                          AMERICAN METALS SERVICE, INC.




                                          By: /s/ Mark Koscinski
                                                  Vice President, Secretary
                                                  and Principal Accounting
                                                  Officer