Form 10KSB
period 1995-08-31
AMERICAN METALS SERVICE INC
filed 1995-11-27
CIK 319016

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended August 31, 1995

          [ ] Transition Report Under Section 13 or 15(d) of the Securities
              Exchange Act of 1934 [No Fee Required]
              For  the   transition   period  from   __________  to __________.

                         Commission File Number 0-10093

                         AMERICAN METALS SERVICE, INC.
              (Exact name of small business issuer in its charter)

             Florida                               59-1224913
 (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

          376 Main Street, P. O. Box 74, Bedminster, New Jersey 07921
                    (Address of principal executive offices)

                   Issuer's telephone number: (908) 234-0078

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  YES X   NO _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

     Issuer's   revenues  for  the  fiscal  year  ended  August  31,  1995  were approximately $114,000.

     As of October 31, 1995, there were 1,959,443 shares of the registrant's common stock, $.01 par value, issued and outstanding.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31, 1995, was approximately $870,000.

     Transitional Small Business Disclosure Format Yes No X

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS

General
-------

     Until the fourth quarter of the fiscal year ended August 31, 1992, American Metals Service, Inc. (the "Company") was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of this business and is seeking the acquisition of an operating business.

     The Company was incorporated in 1968 under the laws of the State of Florida. Its executive offices were located in Miami, Florida until September 1992 when such offices were relocated to Bedminster, New Jersey.

     The Company intends to redeploy its assets into an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction.

Asset Value Holdings, Inc. ("AVH")
----------------------------------

     AVH, a Delaware corporation, is wholly-owned by Asset Value Fund Limited Partnership, a New Jersey limited partnership ("Asset Value"), which is engaged in investing in securities. The sole general partner of Asset Value is Asset Value Management, Inc., a Delaware corporation, which is a wholly-owned subsidiary of Kent Financial Services, Inc., a Delaware corporation ("Kent"). Kent's principal business is the operation of its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston"), a securities broker-dealer registered with the National Association of Securities Dealers, Inc. and Asset Value. Until December 1994, the Company was a majority-owned subsidiary of AVH. Through a series of upstream transactions, AVH distributed approximately 88% of its ownership interest in the Company to Kent, which, in turn, distributed such shares to its stockholders.

Employees
---------

     On August 31, 1995, the Company had no employees. Certain administrative functions for the Company are performed by Kent personnel.

ITEM 2. DESCRIPTION OF PROPERTY

None.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1995.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the OTC Bulletin Board, and quotations are available through the National Quotation Bureau.

     The table below lists the high and low bid prices for the Common Stock as reported by the National Quotation Bureau for the Company's last two fiscal years. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

                                        Fiscal Year Ended
                                         August 31, 1995
                  Quarter          High Bid           Low Bid
                  -------          --------          --------
                  First             $ .72            $ .6875
                  Second              .70              .6875
                  Third               .73              .70
                  Fourth              .71              .70

                                       Fiscal Year Ended
                                         August 31, 1994
                  Quarter          High Bid           Low Bid
                  -------          --------          --------
                  First             $ .75            $ .6875
                  Second              .75              .6875
                  Third               .75              .70
                  Fourth              .75              .6875


     As of October 31, 1995, there were approximately 5,100 shareholders of record. The Company has not paid any cash dividends on the Common Stock since its organization. The Board of Directors has no present plans for the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Distribution
----------------

     On December 15, 1994, the indirect parent company of American Metals Service, Inc. (the "Company"), Kent Financial Services, Inc. ("Kent"), distributed to its shareholders of record on December 12, 1994, approximately
1.1 million shares of the Company's common stock (the "Distribution"). An indirect, wholly-owned subsidiary of Kent and certain of Kent's affiliates own approximately 37% of the Company's outstanding common stock.

Results of Operations
---------------------

     As described in Note 1 of Notes to Financial Statements, the Company's former operations were discontinued in the fiscal year ended August 31, 1992. The Company has liquidated its assets and is seeking an acquisition of or merger with an operating business. The Company is not currently a party to any understandings or agreements regarding any acquisition, merger or similar business combination or transaction.

     In the interim, available cash is being invested in interest-bearing deposits and in U.S. Treasury securities. Cash and cash equivalents at August 31, 1995 were approximately $2.0 million and the Company has no funded debt. Included in cash and cash equivalents were $1.975 million of U.S. Treasury bills which have maturities through November 1995 and yields ranging between 5.56% and 5.73%.

     For the year ended August 31, 1995, interest income of $110,000 was earned on U.S. Treasury securities, compared to $66,000 in the previous fiscal year. The increase in interest income was due principally to higher market interest rates. Other income of approximately $4,000 for the year ended August 31, 1995 and $8,000 in the prior fiscal year represents principally the collection of previously written-off receivables from the liquidation of the Company's former business.

     General and administrative expense was $89,000 and $77,000 for the fiscal years ended August 31, 1995 and 1994, respectively. As more fully described in
Note 3 of Notes to Financial Statements, an allowance for doubtful collection of $184,000 was established on a note receivable to an unrelated third party in the fiscal year ending August 31, 1993. This allowance was increased by $50,000 in the fiscal year ending August 31, 1994, resulting in a charge to earnings of the same amount. In the fiscal year ended August 31, 1995, a management fee of $50,000 was charged to the Company by Kent. This fee was for corporate governance, financial management, and accounting services and was based on Kent's estimated costs. Management believes the cost allocation is reasonable under the circumstances, especially in light of the Distribution. Other general and administrative expenses included insurance premium costs on the Company's liability policies, fees in connection with reviewing potential acquisition candidates and legal and audit fees.

Liquidity and Capital Resources
-------------------------------

     As of August 31, 1995, the Company's working capital was approximately $2.0 million. The Company believes its cash and cash equivalents are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business.

ITEM 7. FINANCIAL STATEMENTS:

     Report of Independent Accountants

     Balance Sheet at August 31, 1995

     Statements of Operations
       for the years ended August 31, 1995 and 1994

     Statements of Stockholders' Equity for the years ended August 31, 1995 and 1994

     Statements of Cash Flows for the years ended
       August 31, 1995 and 1994

     Notes to Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of American Metals Service, Inc.:

     We have audited the accompanying balance sheet of American Metals Service, Inc. as of August 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Metals Service, Inc. as of August 31, 1995 and the results of its operations and cash flows for the years ended August 31, 1995 and 1994 in conformity with generally accepted accounting principles.



Princeton, New Jersey
November 15, 1995

                         AMERICAN METALS SERVICE, INC.
                                 BALANCE SHEET
                                 ($000 Omitted)




                                                      August 31,
                                                        1995
                                                      ---------
ASSETS
Current assets:
   Cash and cash equivalents                        $  2,018
   Accrued interest receivable                             7
                                                    --------

     Total current assets                           $  2,025
                                                    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued liabilities                              $     14
                                                    --------

     Total current liabilities                            14
                                                    --------

Stockholders' equity:
   Common stock, $.01 par value, 6,000,000 shares
   authorized, 1,959,489 issued and outstanding           20
   Additional capital in excess of par value           3,062
   Accumulated deficit                              (  1,071)
                                                    --------

      Total stockholders' equity                       2,011
                                                    --------

      Total liabilities and stockholders' equity    $  2,025
                                                    ========


                             See accompanying notes
                            to financial statements.

                         AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                     ($000 Omitted, except per share data)


                                                     Year Ended August 31,
                                                   -------------------------
                                                     1995             1994
                                                   --------          -------

   Revenues:
       Interest income                             $   110           $    66
       Other income                                      4                 8
                                                   -------           -------
                                                       114                74
                                                   -------           -------

   General and administrative
      expense                                           89                77
                                                   -------           -------
   Operating income (loss)                              25           (     3)
                                                   -------           -------

   Nonrecurring item:
     Income from liquidation of United
       Kingdom subsidiary                                -                 6
                                                   -------           -------

   Income before income taxes                           25                 3
   Income taxes                                          -                 -
                                                   -------           -------
   Net income                                      $    25           $     3
                                                   =======           =======

   Net income per common share                     $   .01           $     -
                                                   =======           =======

   Weighted average number of shares
     outstanding                                     1,960             1,960
                                                   =======           =======

                             See accompanying notes
                            to financial statements.

                         AMERICAN METALS SERVICE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 ($000 Omitted)

                                                      Additional
                                 Common Stock         Capital in                     Total
                              --------------------    Excess of     Accumulated   Stockholders'
                              Shares     Par Value    Par Value       Deficit        Equity
                              ------     ---------    ----------    -----------   ------------
Balance at
August 31,
1993                           1,960        $ 20        $3,062        ($1,099)      $ 1,983

Net income                         -           -             -              3             3

Balance at
August 31,
                               -----        ----        ------         ------       -------
1994                           1,960        $ 20         3,062        ($1,099)        1,986

Net income                         -           -             -             25            25

Balance at
August 31,
                               -----        ----        ------         ------       -------
1995                           1,960        $ 20        $3,062        ($1,071)      $ 2,011
                               =====        ====        ======         ======       =======





                See accompanying notes to financial statements.

                         AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)


                                                 For the year ended August 31,
                                                    1995                1994
                                                  -------             -------
Cash flows from operating activities:
  Net cash provided by operating activities       $    10             $    21
                                                  -------             -------
Cash flows from investing activities:
  Receipts from liquidation of unconsolidated
    foreign subsidiary                                  -                  57
  U.S. Treasury securities transactions             1,580             ( 1,580)
                                                  -------             -------
     Net cash provided by (used in)
       investing activities                         1,580             ( 1,523)
                                                  -------             -------

Net increase (decrease) in cash and cash
  equivalents                                       1,590             ( 1,502)

Cash and cash equivalents at beginning
  of year                                             428               1,930
                                                  -------             -------

Cash and cash equivalents at end of year          $ 2,018             $   428
                                                  =======             =======

Reconciliation of net income to net
  cash provided by operating activities:

Net income                                        $    25             $     3

Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for doubtful collection                  -                  50
     Gain on liquidation of United
       Kingdom subsidiary                               -             (     6)
     (Increase) decrease in other assets          (     2)                  3
     Decrease in accrued liabilities              (    13)            (    29)
                                                  -------             -------

Net cash provided by operating activities         $    10             $    21
                                                  =======             =======

                             See accompanying notes
                            to financial statements.

                         AMERICAN METALS SERVICE, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - CORPORATE OPERATIONS

     American Metals Service, Inc. (the "Company") has liquidated its operating assets and is seeking the acquisition of an operating business. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
----------------

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Net Income Per Common Share
---------------------------

     Net income per common share is calculated based on the weighted average number of common shares outstanding during each year. The effect of outstanding stock options is antidilutive.

NOTE 3 - NOTE RECEIVABLE

     On December 3, 1992, the Company loaned $250,000 to an unrelated, privately owned corporation (the "Borrower"). The loan carried interest at 18%, was collateralized by a security interest in the Borrower's accounts receivable and inventory and was guaranteed by the Borrower's sole stockholder and his wife ("Guarantors"). Management of the Company was engaged in acquisition discussions with the Borrower at the time of the loan, but such discussions were subsequently terminated. The loan matured on April 3, 1993, and the Borrower advised the Company that it was unable to pay the principal amount. On June 16, 1993, the Borrower filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in the District of Nevada, and subsequently the Guarantors also filed under Chapter 11. The Company evaluated the collateral, and based on its evaluation, determined to provide an allowance for collectibility of approximately $184,000 for the fiscal year ended August 31, 1993 and an additional $50,000 in the fiscal year ended August 31, 1994.

NOTE 4 - INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" ("SFAS 109") in the fiscal year ended August 31, 1994. SFAS 109 required the Company to adopt the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At the adoption date of SFAS 109 (September 1, 1993), the net deferred tax asset of the Company was composed principally of the tax effects of net operating loss carryforwards. Due to the uncertainty of realizing this asset, a valuation allowance of an equal amount was established. There was no cumulative effect for the change in the method of accounting for income taxes and the adoption of SFAS 109 had no significant impact on the Company's financial position, results of operations or cash flows.

     At August 31, 1995, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $4.1 million available to offset future U.S. taxable income. Because of the substantial change in the Company's ownership in fiscal 1992, a substantial portion of the pre-change net operating losses of the Company may be deferred, by virtue of the Internal Revenue Code ("IRC") Section 382 limitation, beyond the 15-year carryover period allowed under IRC Section 172 and, thereby, lost to the Company. This limitation should not affect the Company's future provisions for payments of Federal income tax unless the Company's operations produce significantly increased amounts of annual pre-tax accounting income or taxable income.

     The NOLs expire beginning in the year 2000.

     The tax effects of significant items composing the Company's net deffered tax asset as of August 31, 1995 are as follows (in $000):

             Deferred tax asset
              Federal NOLs                  $ 1,397
              State NOLs                         16
                                            -------
                                            $ 1,413
                                            =======
             Valuation allowance            ($1,413)
                                            =======
             Net deferred tax asset         $     -
                                            =======

     The Company's effective tax rate differs from the federal statutory rate due to the write-off for income tax purposes of the note receivable described in
Note 3 of Notes to Financial Statements for the fiscal year ended August 31, 1995 and the utilization of NOLs in the fiscal year ended August 31, 1994.

NOTE 5 - STOCK OPTION PLANS

     In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten years from the date of grant. There were no options granted, exercised or cancelled under the incentive stock option plan in the fiscal years ended August 31, 1995 and 1994. One hundred thousand shares were available for grant at August 31, 1995.

     On January 4, 1993, the Board of Directors granted to one of the Company's officers (currently a director) a non-qualified option to purchase 20,000 shares of the Company's common stock at $.80 per share (the market value on the date of grant). The option has a term of five years and is currently exercisable.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company retains the firm of Rosenman & Colin for certain legal services. The wife of the Chairman of the Board and President is an attorney in that firm and has billed the Company $12,000 for each of the fiscal years ended August 31, 1995 and 1994.

     The Company paid a management fee to Kent Financial Services, Inc. ("Kent") of $50,000 in 1995 for management services performed for the Company by Kent personnel. These services included corporate governance, financial management, and accounting services. Kent is the indirect parent of Asset Value Holdings, Inc., which was the beneficial owner of 12% of the Company's common stock at August 31, 1995. This fee was based on Kent's estimated costs, and the Company believes the cost allocation is reasonable under the circumstances.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table provides information with respect to current Directors and executive officers of the Company:

                                    Position and Office            Director
        Name             Age    Presently Held with Company         Since
        ----             ---    ---------------------------        --------
Paul O. Koether          59     Chairman, President and             1992
                                    Director

John W. Galuchie, Jr.    42     Vice President, Treasurer           1992
                                    and Director

Mark W. Jaindl           35     Director                            1992

     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent and (ii) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"), a retail broker-dealer, and since July 1992 as Chairman, President and director of the Company. Mr. Koether also has been Chairman since April 1988, President since April 1989 and a director since March 1988 of Pure World, Inc. ("Pure World"), and for more than five years, the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is Pure World's principal stockholder. Until August 1994, when it sold its majority ownership to an unaffiliated party, Pure World operated as a real estate asset manager through its wholly-owned subsidiary, NorthCorp Realty Advisors, Inc. ("NorthCorp"). Prior to its sale, Mr. Koether also served as Chairman and a director of NorthCorp. Since December 1994, Mr. Koether has been a director of Madis Botanicals, Inc. ("Madis"), a majority-owned subsidiary of Pure World, and since January 1995, its Chairman. Madis is a manufacturer of natural products.

     John W. Galuchie, Jr., a certified public accountant, is principally engaged in the following businesses: (i) the Company as Vice President, Treasurer and a director since July 1992; (ii) Pure World, as Executive Vice President since April 1988, director from January 1990 until October 1994 and for more than five years as Vice President and director of Sun; (iii) Crown NorthCorp, Inc., the successor corporation to NorthCorp, as director since June 1992; (iv) Kent, in various executive positions since 1986 and a director from June 1989 until August 1993; (v) Winston, as President since January 1990 and director since September 1989; and (vi) Edudata Corporation, a public company, which is seeking to redeploy its assets, in various executive positions since February 1983, including director since July 1988.

     Mark W. Jaindl has served as a director of the Company since July 1992 and Vice President and Secretary from July 1992 until June 1995. He has also been a Senior Vice President from June 1992 until June 1995 of Pure World and a director since October 1994. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994. From October 1991 to June 1992, he was self-employed as an investment consultant. From May 1982 to October 1991, and again since June 1995, he served as Chief Financial Officer of Jaindl Farms which is engaged in diversified businesses, including the operation of a 10,000 acre turkey farm, a mobile home park, a John Deere dealership and a grain operation. Mr. Jaindl also served as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania.

ITEM 10. EXECUTIVE COMPENSATION

     The Company did not pay compensation to any of its executive officers, including the Chief Executive Officer, for the last three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock as of October 31, 1995, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director who owns shares of Common Stock and by all directors and officers as a group:

                               Number of Shares          Approximate
Name and Address               of Common Stock             Percent
of Beneficial Owner           Beneficially Owned(1)        of Class
-------------------           ------------------         -----------
Asset Value Holdings, Inc.
376 Main Street
Bedminster, N.J.  07921           234,876                   11.87%

Shamrock Associates
56 Pennbrook Road
Far Hills, N.J. 07931             652,346 (2)               32.95%

Paul O. Koether
56 Pennbrook Road
Far Hills, N.J. 07931             710,441 (3)               35.89%

John W. Galuchie, Jr.
376 Main Street
Bedminster, N.J.  07921           239,876 (4)               12.12%

Mark W. Jaindl
3150 Coffeetown Road
Orefield, PA 18069                 20,000 (5)                1.01%

All directors and officers
as a group (4 persons)            736,441 (5)(6)            37.19%

-----------------------------

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth below.

(2) Reflects 234,876 shares of common stock held by AVH. Shamrock Associates, as the ultimate parent of AVH, disclaims beneficial ownership of these shares.

(3) Includes 417,470 shares beneficially owned by Shamrock Associates. As the general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 234,876 shares held by Asset Value. As Chairman, President and Director of Asset Value, Mr. Koether may be deemed to be the beneficial owner of the shares owned by Asset Value. Includes 14,166 shares owned by Sun Equities Corporation, a private corporation of which Mr. Koether is the Chairman and a principal stockholder. Includes 1,666 shares held by Mr.
Koether's Keogh Plan and 875 shares held in trust for the benefit of Mr. Koether's daughter for which Mr. Koether acts as the sole trustee. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(4) Reflects 234,876 shares of common stock held by AVH. As Treasurer, Secretary and Director of Asset Value, Mr. Galuchie may be deemed to be the beneficial owner of the shares owned by Asset Value. Mr. Galuchie disclaims beneficial ownership of the shares.

(5) Included in the number of shares beneficially owned are shares subject to options held by Mr. Jaindl which are currently exercisable or becoming exercisable.

(6) Reflects 736,441 shares of common stock held by Shamrock, AVH, and beneficially owned by Messrs. Koether and Galuchie (see Notes 2 and 3).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    No information is required to be reported under this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3(a) Articles of Incorporation and any amendments thereto, incorporated herein by reference to the Company's Registration Statement on Form S-11 and Exhibits thereto filed with the Securities and Exchange Commission on August 28, 1980, Registration No. 2-69018.

         3(b) By-laws of the Company, as amended through January 31, 1990, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, Commission File No. 0-10093.

         27 Financial Data Schedule.

     (b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the fourth quarter covered by this Annual Report on Form 10-KSB.

                                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN METALS SERVICE, INC.



DATED:  NOVEMBER 27, 1995               BY: /S/ PAUL O. KOETHER
                                        CHAIRMAN OF THE BOARD AND PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATED:  NOVEMBER 27, 1995               /S/ PAUL O. KOETHER
                                        CHAIRMAN OF THE BOARD, PRESIDENT AND
                                        DIRECTOR
                                        (PRINCIPAL EXECUTIVE OFFICER)


DATED:  NOVEMBER 27, 1995               /S/ MARK W. JAINDL
                                        DIRECTOR


DATED:  NOVEMBER 27, 1995               /S/ JOHN W. GALUCHIE, JR.
                                        VICE PRESIDENT, TREASURER AND DIRECTOR


DATED:  NOVEMBER 27, 1995               /S/ MARK KOSCINSKI
                                        VICE PRESIDENT AND SECRETARY
                                        (PRINCIPAL ACCOUNTING AND FINANCIAL
                                        OFFICER)