Form 10QSB
period 1996-02-29
AMERICAN METALS SERVICE INC
filed 1996-04-12
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:     February 29, 1996


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

                                 Yes X    No _____

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 31, 1996, the issuer had 1,959,146 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

                                 Yes __   No X

PART I -          FINANCIAL INFORMATION

Item 1. -         Financial Statements


                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                              February 29,
                                                                  1996
                                                             ($000 Omitted)
                                                             --------------

ASSETS

    Current assets:
        Cash and cash equivalents, including
          U.S. treasury bills of $2,000,000                     $ 2,073
        Interest receivable                                           7
                                                                -------
               Total current assets                             $ 2,080
                                                                =======



LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accrued liabilities                                     $    38
                                                                -------
               Total current liabilities                             38
                                                                -------

    Stockholders' equity:
        Common stock, $.01 par value, 6,000,000
           shares authorized, 1,959,146 issued
           and outstanding                                           20
        Additional capital in excess of par value                 3,062
        Accumulated deficit                                    (  1,040)
                                                                -------

               Total stockholders' equity                         2,042
                                                                -------
               Total liabilities and stockholders'
                  equity                                        $ 2,080
                                                                =======










                 See accompanying note to financial statements.

                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the three months ended
                                                        February 29, 1996 and
                                                          February 28, 1995
                                                         1996           1995
                                                       --------       --------
                                                            ($000 Omitted,
                                                        Except Per Share Data)

Revenues:

    Interest                                           $    28        $    25
    Other income                                            15              5
                                                       -------        -------
                                                            43             30
                                                       -------        -------


General and administrative expenses                         22             24
                                                       -------        -------


Income before income taxes                                  21              6

Provision for income taxes                                   -              -
                                                       -------        -------

Net income                                             $    21        $     6
                                                       =======        =======

Net income per common share                            $   .01        $     -
                                                       =======        =======
Weighted average number of shares
    outstanding (in 000's)                               1,959          1,960
                                                       =======        =======














                 See accompanying note to financial statements.

                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      For the six months ended
                                                        February 29, 1996 and
                                                          February 28, 1995
                                                         1996           1995
                                                       ---------      --------
                                                            ($000 Omitted,
                                                        Except Per Share Data)


Revenues:

    Interest                                           $    54        $    49
    Other income                                            15              5
                                                       -------        -------
                                                            69             54
                                                       -------        -------


General and administrative expenses                         37             40
                                                       -------        -------

Income before income taxes                                  32             14

Provision for income taxes                                   -              -
                                                       -------        -------

Net income                                             $    32        $    14
                                                       =======        =======

Net income per common share                            $   .02        $   .01
                                                       =======        =======

Weighted average number of shares
    outstanding (in 000's)                               1,959          1,960
                                                       =======        =======










                 See accompanying note to financial statements.

                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      For the six months ended
                                                        February 29, 1996 and
                                                           February 28, 1995
                                                          1996           1995
                                                       ---------      --------
                                                             ($000 Omitted)

Cash flows from operating activities:
        Net cash provided by
           operating activities                        $    55        $    23
                                                       -------        -------

Cash flows from investing activities:
    Maturity of U.S. Treasury Securities                     -          1,580
                                                       -------        -------
        Net cash provided by investing
           activities                                        -          1,580
                                                       -------        -------

Net increase in cash and cash
    equivalents                                             55          1,603
Cash and cash equivalents at beginning
    of the period                                        2,018            428
                                                      --------        -------
Cash and cash equivalents at end of
    the period                                          $2,073         $2,031
                                                       =======        =======

Reconciliation of net income
     to net cash provided by
     operating activities:
    Net income                                         $    32        $    14
        Adjustments to reconcile net income
               to net cash provided by
               operating activities:
           Increase in other assets                          -       (      1)
           Increase in accounts payable
               and accrued liabilities                      23             10
                                                       -------        -------
    Net cash provided by operating
        activities                                     $    55        $    23
                                                       =======        =======






                 See accompanying note to financial statements.

                          AMERICAN METALS SERVICE, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (Unaudited)



        The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of February 29, 1996 and for the three and six months ended February 29, 1996 and February 28, 1995 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995, as filed with the Securities and Exchange Commission.

        The results of operations for the three and six months ended February 29, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2. -         Management's Discussion and Analysis or Plan of
                  Operations

Results of Operations

        Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury securities. Interest income for the quarter ended February 29, 1996, was approximately $28,000 compared to $25,000 in the comparable quarter of the prior fiscal year. For the six months ended February 29, 1996, interest income was $54,000 compared to $49,000 for the comparable period of the prior fiscal year. Collections of previously written-off accounts receivable of $15,000 and $5,000 accounted for the other income in the quarter and six months ended February 29, 1996 and February 28, 1995, respectively.

    General and administrative expenses were $22,000 and $24,000 for the three-month periods ended February 29, 1996 and February 28, 1995, respectively, and $37,000 and $40,000 for the six months ended February 29, 1996 and February 28, 1995, respectively. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the quarters ended February 29, 1996 and February 28, 1995 consist of stockholder, insurance and other miscellaneous expenses.


Liquidity and Capital Resources

     At February 29, 1996, cash and cash equivalents and net working capital were approximately $2,073,000 and $2,042,000, respectively. The U.S. Treasury bills of approximately $2,000,000 mature at various dates through May 16, 1996 and bear interest rates ranging between 4.925% and 5.45%. Investing activities for the six months ended February 28, 1995, consisted of the maturity of U.S. Treasury bills with an original maturity greater than three months. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at February 29, 1996 is $1.04 per share.

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


                                       AMERICAN METALS SERVICE, INC.



Dated: April 12, 1996                  By:  /s/ MARK KOSCINSKI
                                            ------------------------------
                                             Mark Koscinski
                                             Vice President - Finance
                                             Secretary and Principal Financial
                                             and Accounting Officer