Form 10QSB
period 1996-05-31
AMERICAN METALS SERVICE INC
filed 1996-07-12
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1996


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

                          Yes   X       No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 30, 1996, the issuer had 1,959,129 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                          Yes           No X

PART I -          FINANCIAL INFORMATION

Item 1. -         Financial Statements



                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                  May 31,
                                                                   1996
                                                              ($000 Omitted)
                                                              --------------
ASSETS
    Current assets:
        Cash and cash equivalents, including
          U.S. treasury bills of $2,007,000                       $ 2,066
                                                                  -------
               Total current assets                               $ 2,066
                                                                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accrued liabilities:                                      $    20
                                                                  -------
               Total current liabilities                               20
                                                                  -------

    Stockholders' equity:
        Common stock, $.01 par value, 6,000,000
           shares authorized, 1,959,146 issued
        and outstanding                                                20
        Additional capital in excess of par value                   3,062
        Accumulate deficit                                        ( 1,036)
                                                                   ------

             Total stockholders' equity                             2,046
                                                                  -------
             Total liabilities and stockholders'
                  equity                                          $ 2,066
                                                                  =======











                 See accompanying note to financial statements.




                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                   For the three months
                                                       ended May 31,
                                                   1996            1995
                                                 --------        --------
                                                      ($000 Omitted,
                                                  Except Per Share Data)


Revenues:

    Interest                                      $   25            $   29
    Other income                                       -                 1
                                                  ------            ------
                                                      25                30
                                                  ------            ------


General and administrative expenses                   22                17
                                                  ------            ------


Income before income taxes                             3                13

Provision for income taxes                             -                 -
                                                  ------            ------

Net income                                        $    3            $   13
                                                  ======            ======

Net income per common share                       $    -            $  .01
                                                  ======            ======

Weighted average number of shares
    outstanding (in 000's)                         1,959             1,960
                                                  ======            ======






                 See accompanying note to financial statements.


                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                   For the nine months
                                                      ended May 31,
                                                   1996            1995
                                                 --------        --------
                                                      ($000 Omitted,
                                                  Except Per Share Data)


Revenues:

    Interest                                      $   79            $   77
    Other income                                      15                 8
                                                  ------            ------
                                                      94                85
                                                  ------            ------


General and administrative expenses                   60                57
                                                  ------            ------


Income before income taxes                            34                28

Provision for income taxes                             -                 -
                                                  ------            ------

Net income                                        $   34            $   28
                                                  ======            ======

Net income per common share                       $  .02            $  .01
                                                  ======            ======

Weighted average number of shares
    outstanding (in 000's)                         1,959             1,960
                                                  ======            ======









                 See accompanying note to financial statements.



                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   For the nine months
                                                      ended May 31,
                                                   1996            1995
                                                 --------        --------
                                                      ($000 Omitted)


Cash flows from operating activities:
        Net cash provided by
           operating activities                   $   41            $   49
                                                  ------            ------

Cash flows from investing activities:
    Maturity of U.S. Treasury Securities               -             1,580
                                                  ------            ------
        Net cash provided by investing
           activities                                  -             1,580
                                                  ------            ------

Net increase in cash and cash
    equivalents                                       41             1,629
Cash and cash equivalents at beginning
    of the period                                  2,025               428
                                                  ------            ------
Cash and cash equivalents at end of
    the period                                    $2,066            $2,057
                                                  ======            ======

Reconciliation of net income
          to net cash provided by
          by operating activities:
    Net income                                    $   34            $   28
        Adjustments to reconcile net income
               to net cash provided by
               operating activities:
          Increase in other assets                     -            (    3)
          Increase in accounts payable
            and accrued liabilities                    7                24
                                                  ------            ------
    Net cash provided by operating
        activities                                $   41            $   49
                                                  ======            ======






                 See accompanying note to financial statements.

                          AMERICAN METALS SERVICE, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (Unaudited)



     The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of May 31, 1996 and for the three and nine month periods ended May 31, 1996 and 1995 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995, as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2. -         Management's Discussion and Analysis or Plan of
                  Operations

Results of Operations
- ---------------------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury securities. Interest income for the quarter ended May 31, 1996, was approximately $25,000 compared to $29,000 in the comparable quarter of the prior year. In the nine months ended May 31, 1996, interest income was $79,000 compared to $77,000 for the comparable period of the prior year. Collections of previously written-off accounts receivable from the former business of the Company accounted for the other income in fiscal 1996 and 1995.

     General and administrative expenses were $22,000 and $17,000 for the three month periods ended May 31, 1996 and 1995, respectively, and $60,000 and $57,000 for the nine month periods ended May 31, 1996 and 1995, respectively. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the quarters and nine month periods ended May 31, 1996 and May 31, 1995 consist of stockholder, insurance and other miscellaneous expenses.


Liquidity and Capital Resources
- -------------------------------

     At May, 1996, cash and cash equivalents and net working capital were approximately $2,066,000 and $2,046,000, respectively. The U.S. Treasury bills of approximately $2,000,000 mature at various dates through August, 1996. Investing activities consisted of the maturity of U.S. Treasury bills with an original maturity greater than three months. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at May 31, 1996 is $1.04 per share.

PART II -         OTHER INFORMATION


Item 6. -         Exhibits and Reports on Form 8-K

        (a)           Exhibits

           (27).           Financial Data Schedule for the nine months ended
                           May 31, 1996.

        (b)                Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                    SIGNATURE






     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN METALS SERVICE, INC.




Dated:  July 12, 1996                        By: /s/ Mark Koscinski
                                                 -------------------------
                                                 Vice President and Secretary