Form 10KSB
period 1996-08-31
AMERICAN METALS SERVICE INC
filed 1996-11-25
CIK 319016

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE  TRANSITION  PERIOD FROM  __________  TO    __________.

                         COMMISSION FILE NUMBER 0-10093

                          AMERICAN METALS SERVICE, INC.
                       ----------------------------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          FLORIDA                                             59-1224913
-------------------------------                       ------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


          376 MAIN STREET, P. O. BOX 74, BEDMINSTER, NEW JERSEY 07921
     --------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER:  (908) 234-0078

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                       ----------------------------------
                                (TITLE OF CLASS)

CHECK WHETHER ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES    X     NO



CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB.

                               YES   X      NO

ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED AUGUST 31, 1996 WERE APPROXIMATELY $135,000.


AS OF OCTOBER 31, 1996, THERE WERE 1,958,983 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, ISSUED AND OUTSTANDING.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF OCTOBER 31, 1996, WAS APPROXIMATELY $995,000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT         YES       NO    X



                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS
          ------------------------

GENERAL
-------

     Until the fourth quarter of the fiscal year ended August 31, 1992, American Metals Service, Inc. (the "Company") was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its business and is seeking the acquisition of an operating business. The Company intends to redeploy its assets into an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar busniess combination or transcation.

     The Company was incorporated in 1968 under the laws of the state of Florida. Its executive offices were located in Miami, Florida until September 1992 when such offices were relocated to Bedminster, New Jersey.


ASSET VALUE HOLDINGS, INC. ("AVH")
----------------------------------

     AVH, A Delaware Corporation, is wholly-owned by Asset Value Fund Limited Partnership, a New Jersey limited partnership ("Asset Value"), which is engaged in investing in securities. The sole general partner of Asset Value is Asset Value Management, Inc., a Delaware Corporation, which is a wholly-owned subsidiary of Kent Financial Services, Inc , a Delaware corporation ("Kent"). Kent's principal business is the operation of its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston"), a securities broker-dealer registered with the National Association of Securities Dealers, Inc. and Asset Value. Until December 1994, the Company was a majority-owned subsidiary of AVH. Through a series of upstream transactions, AVH distributed approximately 88% of its ownership interest in the Company to Kent, which, in turn, distributed such shares to its stockholders. At October 31, 1996, AVH and certain affilates own approximately 41% of the Company's outstanding common stock.

EMPLOYEES

     On August 31, 1996, the Company had no employees. Certain administrative functions for the company are performed by Kent personnel.

ITEM 2.           DESCRIPTION OF PROPERTY
-------           -----------------------

                  NONE.


ITEM 3.           LEGAL PROCEEDINGS
------            -----------------

                  NONE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1996.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     The common stock of the company is traded on the OTC Bulletin Board, and quotations are available through the National Quotation Bureau.

     The table below lists the high and low bid prices for the common stock as reported in the National Quotation Bureau for the Company's last two fiscal years. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.


                                              Fiscal Year Ended
                                               August 31, 1996
                                            --------------------
                  Quarter                   High bid      Low bid
                  -------                   --------      -------
                  First                     $ .71         $ .60
                  Second                      .66           .60
                  Third                       .70           .64
                  Fourth                      .77           .70





                                              Fiscal year ended
                                               August 31, 1995
                                            ---------------------
                  Quarter                   High bid      Low bid
                  ------                    --------      -------
                  First                     $ .72         $ .6875
                  Second                      .70           .6875
                  Third                       .73           .70
                  Fourth                      .71           .70

     As of October 31, 1996, there were approximately 5,000 shareholders of record.

     The company has not paid any cash dividends on the common stock since its organization. The board of directors has no present plans for the payment of dividends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

The Distribution
----------------

     On December 15, 1994, Kent distributed to its shareholders of record on December 12, 1994, approximately 1.1 million shares of the Company's common stock (the "Distribution"). An indirect wholly-owned subsidiary of Kent and certain of Kent's affiliates own approximately 41% of the Company's outstanding common stock.


Results of Operations
----------------------

     As described in Note 1 of Notes to Consolidated Financial Statements, the Company's former operations were discontinued in the fiscal year ended August 31, 1992. The Company has liquidated its assets and is seeking an acquisition of or merger with an operating business. The Company is not currently a party to any understandings or arrangements regarding any acquisition, merger or similar business combination or transaction.

     In the interim, available cash is being invested in interest-bearing deposits and in U.S. Treasury securities. Cash and cash equivalents at August 31, 1996 were approximately $2.1 million and the Company has no funded debt. Included in cash and cash equivalents were $2.0 million of U.S. Treasury bills which have maturities through November 1996 and yields ranging between 5.17% and 5.30%.

     For the year ended August 31, 1996, interest income of $105,000 was earned on U.S. Treasury securities, compared to $110,000 in the previous fiscal year. The decrease in interest income was due principally to lower market interest rates. Other income of approximately $30,000 for the year ended August 31, 1996 and $4,000 in the prior fiscal year represent principally the collection of previously written-off receivables from the liquidation of the Company's former business and the partial collection of a loan receivable, also previously written-off. See Note 3 of Notes to Financial Statements for additional information.

     General and administrative expense was $81,000 and $89,000 for the fiscal years ended August 31, 1996 and 1995, respectively. Included in general and administrative expense is a management fee of $50,000 that was charged to the Company by Kent in each of the fiscal years ended August 31, 1996 and 1995. This fee was for corporate governance, financial management, and accounting services and was based on Kent's estimated costs. Management believes the cost allocation is reasonable under the circumstances, especially in light of the Distribution. Other general and administrative expenses included insurance premium costs on the Company's liability policies, fees in connection with reviewing potential acquisition candidates and legal and audit fees.

Liquidity and Capital Resources
--------------------------------

     As of August 31, 1996, the Company's working capital was approximately $2.1 million. The Company believes its cash and cash equivalents are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business.

Item 7.           FINANCIAL STATEMENTS:
                  ---------------------

                  Report of Independent Public Accountants

                  Balance Sheet at August 31, 1996

                  Statements of Operations
                           for the years ended August 31, 1996 and 1995

                  Statements of Stockholders' Equity for the
                           years ended August 31, 1996 and 1995

                  Statements of Cash Flows for the years ended
                           August 31, 1996 and 1995

                  Notes to Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of American Metals Service, Inc.

     We have audited the accompanying balance sheet of American Metals Service, Inc. as of August 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Metals Service, Inc. as of August 31, 1996 and the results of its operations and cash flows for the years ended August 31, 1996 and 1995 in conformity with generally accepted accounting principles.


Princeton, New Jersey
November 15, 1996


                          AMERICAN METALS SERVICE, INC.

                                  BALANCE SHEET
                                 ($000 Omitted)



                                                                August 31,
                                                                  1996
                                                               ----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 2,090
                                                                 -------

         Total current assets                                    $ 2,090
                                                                 =======




LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accrued liabilities                                            $    25
                                                                 -------

         Total current liabilities                                    25
                                                                 -------

Stockholders' equity:
  Common stock, $.01 par value, 6,000,000
    shares authorized, 1,959,116
    issued and outstanding                                            20
  Additional capital in excess of par value                        3,062
  Accumulated deficit                                           (  1,017)
                                                                 -------

         Total stockholders' equity                                2,065
                                                                 -------

         Total liabilities and stockholders'
           equity                                                $ 2,090
                                                                 =======




                 See accompanying notes to financial statements.



                          AMERICAN METALS SERVICE, INC.

                             STATEMENT OF OPERATIONS
                      ($000 Omitted, except per share data)




                                                     Year Ended August 31,
                                                    1996               1995
                                                   -------            -------
Revenues:
  Interest income                                 $   105              $   110
  Other income                                         30                    4
                                                  -------              -------
                                                      135                  114
                                                  -------              -------

General and administrative
  expense                                              81                   89
                                                  -------              -------
Operating income                                       54                   25
                                                  -------              -------

Income before income taxes                             54                   25
Income taxes                                            -                    -
                                                  -------              -------
Net income                                        $    54              $    25
                                                  =======              =======

Net income per common share                       $   .03              $   .01
                                                  =======              =======

Weighted average number of shares
  outstanding                                       1,959                1,959
                                                  =======              =======




                 See accompanying notes to financial statements.




                                                      AMERICAN METALS SERVICE, INC.

                                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              (000 Omitted)


                                                     Additional
                                                     Capital in                                   Total
                        Common Stock                 Excess of           Accumulated          Stockholders'
                    ----------------------           Par Value             Deficit               Equity
                    Shares        Par Value          ---------           -----------         --------------
                    ------        ---------

Balance at
August 31,
1994                1,959          $   20             $ 3,062             ($  1,096)            $ 1,986

Net income              -               -                   -                    25                  25

Balance at
August 31,          -----          ------             -------               -------             -------
1995                1,959              20               3,062             (   1,071)              2,011

Net income              -               -                   -                    54                  54

Balance at
August 31,          -----          ------             -------               -------             -------
1996                1,959          $   20             $ 3,062             ( $ 1,017)            $ 2,065
                    =====          ======             =======               =======             =======




                                           See accompanying notes to financial statements.



                          AMERICAN METALS SERVICE, INC.

                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)


                                                  For the year ended August 31,
                                                    1996                 1995
                                                  --------             --------

Cash flows from operating activities:
  Net cash provided by
    operating activities                          $     65             $     12
                                                  --------             --------

Cash flows from investing activities:
  U.S. Treasury securities
    transactions                                  $      -                1,580
                                                  --------             --------

  Net cash provided by investing
    activities                                           -                1,580
                                                  --------             --------

Net increase in cash and
  cash equivalents                                      65                1,592

Cash and cash equivalents at beginning
  of year                                            2,025                  433
                                                  --------             --------
Cash and cash equivalents at end
  of year                                            2,090                2,025
                                                  ========             ========
Reconciliation of net income to net
  cash provided by operating
  activities:

Net income                                        $     54             $     25
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    (Decrease) increase in accrued
      liabilities                                       11            (      13)
                                                  --------             --------

Net cash provided by operating
  activities                                      $     65             $     12
                                                  ========             ========




                 See accompanying notes to financial statements.


                          AMERICAN METALS SERVICE, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - CORPORATE OPERATIONS
-----------------------------

     American Metals Service, Inc. (the "Company") has liquidated its operating assets and is seeking the acquisition of an operating business. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash Equivalents
----------------

     The Company considers all U.S. Treasury securities purchased with an original maturity of three months or less to be cash equivalents.

Net Income Per Common Share
---------------------------

     Net income per common share is calculated based on the weighted average number of common shares outstanding during each year. The effect of outstanding stock options is antidilutive.

Basis of Presentation
---------------------

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications
-----------------

     Certain   reclassifications  have  been  made  to  prior  year's  financial statements to conform to the current year's presentation.

NOTE 3 - NOTE RECEIVABLE
------------------------

     On December 3, 1992, the Company loaned $250,000 to an unrelated, privately owned corporation (the "Borrower"). The loan carried interest at 18%, was collateralized by a security interest in the Borrower's accounts receivable and inventory and was guaranteed by the Borrower's sole stockholder and his wife ("Guarantors"). Management of the Company was engaged in acquisition discussions with the Borrower at the time of the loan, but such discussions were subsequently terminated. The loan matured on April 3, 1993, and the Borrower advised the Company that it was unable to pay the principal amount. On June 16, 1993, the Borrower filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in the District of Nevada, and subsequently the Guarantors also filed under Chapter 11. The Company evaluated the collateral, and based on its evaluation, provided an allowance for collectibility for the outstanding balance. During the fiscal year ended August 31, 1996 the Company recorded $30,000 of other income by the sale of assets of the bankrupt borrower.

NOTE 4 - INCOME TAXES
----------------------

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" ("SFAS 109") in the fiscal year ended August 31, 1994. SFAS 109 required the Company to adopt the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At the adoption date of SFAS 109 (September 1, 1993), the net deferred tax asset of the Company was composed principally of the tax effects of net operating loss carryforwards. Due to the uncertainty of realizing this asset, a valuation allowance of an equal amount was established.

     At August 31, 1996, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $3.8 million available to offset future U.S. taxable income. Because of the substantial change in the Company's ownership in fiscal 1992, a substantial portion of the pre-change net operating losses of the Company may be deferred by virtue of Section 382 of the Internal Revenue Code ("IRC"), beyond the 15-year carryover period allowed under IRC Section 172 and, therefore, lost to the Company. This limitation should not affect the Company's future provisions for payments of Federal income tax unless the Company's operations produce significantly increased amounts of annual pre-tax accounting income or taxable income.

     The NOLs expire beginning in the year 2000.

     The tax effects of significant items composing the Company's net deferred tax asset as of August 31, 1996 are as follows (in $000):



    Deferred tax asset:
      Federal NOLs                         $ 1,293
                                           =======

    Valuation allowance                   ($ 1,293)
                                           =======

    Net deferred tax asset                 $     -
                                           =======



NOTE 5 - STOCK OPTION PLANS
---------------------------

     In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten years from the date of grant. There were no options granted, exercised or cancelled under the incentive stock option plan in the fiscal years ended August 31, 1996 and 1995. One hundred thousand shares were available for grant at August 31, 1996.

     On January 4, 1993, the Board of Directors granted to one of the Company's officers (currently a director) a non-qualified option to purchase 20,000 shares of the Company's common stock at $.80 per share (the market value on the date of grant). The option has a term of five years and is currently exercisable.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company retains the firm of Rosenman & Colin for certain legal services. The wife of the Chairman of the Board and President is of counsel to that firm and has billed the Company approximately $1,000 and $12,000 for each of the fiscal years ended August 31, 1996 and 1995 respectively.

     The Company paid a management fee to Kent of $50,000 in 1996 and 1995 for management services performed for the Company by Kent personnel. These services included corporate governance, financial management, and accounting services. Kent is the indirect parent of Asset Value Holdings, Inc., which was the beneficial owner of 14% of the Company's common stock at August 31, 1996. This fee was based on Kent's estimated costs, and the Company believes the cost allocation is reasonable under the circumstances.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------------------------------


       None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------------------

    The following table provides information with respect to current Directors and executive officers of the Company:

                                                  Position and Office              Director
       Name                     Age           Presently Held with Company           Since
--------------------            ---           ---------------------------           ------
Paul O. Koether                 60             Chairman, President and               1992
                                                 Director

John W. Galuchie, Jr.           43             Vice President, Treasurer             1992
                                                 and Director

Mark W. Jaindl                  36             Director                              1992


     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent and (ii) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"), a retail broker-dealer, and since July 1992 as Chairman, President and director of the Company. Mr. Koether also has been Chairman since April 1988, President since April 1989 and a director since March 1988 of Pure World, Inc. ("Pure World"), and for more than five years, the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is Pure World's principal stockholder. Until August 1994, when it sold its majority ownership to an unaffiliated party, Pure World operated as a real estate asset manager through its wholly-owned subsidiary, NorthCorp Realty Advisors, Inc. ("NorthCorp"). Prior to its sale, Mr. Koether also served as Chairman and a director of NorthCorp. Since December 1994, Mr. Koether had been a director of Madis Botanicals, Inc. ("Madis"), a majority-owned subsidiary of Pure World, and since January 1995, its Chairman. Madis is a manufacturer of natural products.

     John W. Galuchie, Jr., a certified public accountant, is principally engaged in the following businesses: (i) the Company as Vice President, Treasurer and a director since July 1992; (ii) Pure World, as Executive Vice President since April 1988, director from January 1990 until October 1994 and for more than five years as Vice President and director of Sun; (iii) Kent, in various executive positions since 1986 and a director from June 1989 until August 1993; (iv) Winston, as President since January 1990 and director since September 1989. Mr. Galuchie served as a director of Crown NorthCorp, Inc., the successor corporation to NorthCorp from June 1992 to August 1996.

     Mark W. Jaindl has served as a director of the Company since July 1992 and Vice President and Secretary from July 1992 until June 1995. He has also been a Senior Vice President from June 1992 until June 1995 of Pure World and a director since October 1994. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994. From October 1991 to June 1992, he was self-employed as an investment consultant. From May 1982 to October 1991, and again since June 1995, he served as Chief Financial Officer of Jaindl Farms which is engaged in diversified businesses, including the operation of a 12,000 acre turkey farm, a John Deere dealership and a grain operation. Mr. Jaindl also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

     The Company did not pay compensation to any of its executive officers, including the Chief Executive Officer, for the last four fiscal years.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of October 31, 1996, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director who owns shares of common stock and by all directors and officers as a group:



                                            Number of Shares                 Approximate
 Name and Address                           of Common Stock                   Percent
of Beneficial Owner                       Beneficially Owned(1)               of Class
--------------------                    ------------------------             -----------
Asset Value Holdings, Inc.
  376 Main Street
  Bedminster, NJ  07921                        286,392                         14.48%

Shamrock Associates
  211 Pennbrook Road
  Far Hills, NJ  07931                         703,862(2)                      35.56%

Paul O. Koether
  211 Pennbrook Road
  Far Hills, NJ  07931                         781,957(3)                      39.51%

John W. Galuchie, Jr.
  376 Main Street
  Bedminster, NJ  07921                        291,392(4)                      14.72%

Mark W. Jaindl
  3150 Coffeetown Road
  Orefield, PA  18069                           20,000(5)                       1.01%

All directors and officers
 as a group (4 persons)                        807,957(5)(6)                   40.83%
------------------------------


(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

(2) Reflects 286,392 shares of common stock held by AVH. Shamrock Associates, as the ultimate parent of AVH, disclaims beneficial ownership of these shares.

(3) Includes 417,470 shares beneficially owned by Shamrock Associates. As the general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 286,392 shares held by Asset Value. Mr. Koether may be deemed to be the beneficial owner of the shares owned by Asset Value. Includes 14,166 shares owned by Sun Equities Corporation, a private corporation of which Mr. Koether is Chairman and a principal stockholder. Includes 1,666 shares held by Mr. Koether's Keogh Plan and 875 shares held in trust for the benefit of Mr. Koether's daughter for which Mr. Koether acts as the sole trustee. Includes 20,000 shares owned by Mr. Koether's wife, Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(4) Reflects 286,392 shares of common stock held by AVH. As Treasurer, Secretary and Director of Asset Value, Mr. Galuchie may be deemed to be the beneficial owner of the shares owned by Asset Value. Mr. Galuchie disclaims beneficial ownership of the shares.

(5) Included in the number of shares beneficially owned are shares subject to options held by Mr. Jaindl which are currently exercisable or becoming exercisable.

(6) Reflects 786,957 shares of common stock held by Shamrock and AVH, and beneficially owned by Messrs. Koether and Galuchie (see Notes 2 and 3).

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     No information is required to reported under this item.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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

     (b) Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the fourth quarter covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN METALS SERVICE, INC.



                                           /s/ Paul O. Koether
Dated: November 25, 1996              By:  -------------------------------
                                           Paul O. Koether
                                           Chairman of the Board and President
                                          (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           /s/ Paul O. Koether
Dated: November 25, 1996                   -------------------------------
                                           Paul O. Koether
                                           Chairman of the Board,
                                           President and Director
                                          (Principal Executive Officer)


                                           /s/ John W. Galuchie, Jr.
Dated: November 25, 1996                   -------------------------------
                                           John W. Galuchie, Jr.
                                           Vice President, Treasurer
                                             and Director


                                           /s/ Mark W. Jaindl
Dated: November 25, 1996                   -------------------------------
                                           Mark W. Jaindl
                                           Director


                                           /s/ Mark Koscinski
Dated: November 25, 1996                   -------------------------------
                                           Mark Koscinski
                                           Vice President and Secretary
                                          (Principal Accounting and
                                             Financial Officer)