Form 10KSB/A
period 1996-08-31
AMERICAN METALS SERVICE INC
filed 1996-12-04
CIK 319016

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                   AMENDMENT NO. 1

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



/s/ Coopers & Lybrand, L.L.P.
--------------------------------


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


                                     AMERICAN METALS SERVICE, INC.



                                           /s/ Mark Koscinski
Dated: December 3, 1996               By:  -------------------------------
                                           Mark Koscinski
                                           Vice President and Secretary
                                          (Principal Accounting and
                                             Financial Officer)