Form 10QSB
period 1996-11-30
AMERICAN METALS SERVICE INC
filed 1996-12-13
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      November 30, 1996


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10093


                          AMERICAN METALS SERVICE, INC.
       (Exact name of small business issuer as specified in its charter)


         Florida                                             9-1224913
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

                            Yes X               No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 30, 1996, the issuer had 1,958,872 shares of its common stock, par value $.01, per share, outstanding.

           Transitional Small Business Disclosure Format (check one):
                            Yes                 No   X

PART I -          FINANCIAL INFORMATION

Item 1. -         Financial Statements






                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                        November 30,
                                                           1996
                                                       ($000 Omitted)
                                                      ----------------
ASSETS

    Current assets:
        Cash and cash equivalents, including
          U.S. treasury bills of $1,999,000                 $2,094
                                                            ------
               Total current assets                         $2,094
                                                            ======



LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities            $   25
                                                            ------
               Total current liabilities                        25
                                                            ------

    Stockholders' equity:
        Common stock, $.01 par value, 6,000,000
           shares authorized, 1,958,872 issued
           and outstanding                                     20
        Additional capital in excess of par value           3,062
        Accumulated deficit                                (1,013)
                                                            -----

               Total stockholders' equity                   2,069
                                                            -----

               Total liabilities and stockholders'
                  equity                                   $2,094
                                                           ======












                 See accompanying note to financial statements.


                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                       For the three months
                                                        ended November 30,
                                                      ---------------------
                                                       1996          1995
                                                      ------        ------
                                                         ($000 Omitted,
                                                      Except Per Share Data)

Interest income                                       $   26        $   27

General and administrative expenses                       22            16
                                                      ------        ------

Income before income taxes                                 4            11

Provision for income taxes                                 -             -
                                                      ------        ------

Net income                                            $    4        $   11
                                                      ======        ======

Net income per common share                           $    -        $  .01
                                                      ======        ======

Weighted average number of shares
    outstanding (in 000's)                             1,959         1,959
                                                      ======        ======








                 See accompanying note to financial statements.


                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the three months
                                                            ended November 30,
                                                           1996           1995
                                                          -------       --------
                                                             ($000 Omitted)
Cash flows from operating activities:
     Net cash provided by
       operating activities                               $    4         $   26
                                                          ------         ------

Net increase in cash and cash
  equivalents                                                  4             26
Cash and cash equivalents at beginning
  of the period                                            2,090          2,025
                                                          ------         ------
Cash and cash equivalents at end of
  the period                                              $2,094         $2,051
                                                          ======         ======

Reconciliation of net income
  to net cash provided by
  operating activities:
    Net income                                            $    4         $   11
        Adjustments to reconcile net income
          to net cash provided by
          operating activities:
        Increase in accounts payable
          and accrued liabilities                              -             15
                                                          ------         ------
    Net cash provided by operating
      activities                                          $    4         $   26
                                                          ======         ======










                 See accompanying note to financial statements.

                          AMERICAN METALS SERVICE, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (Unaudited)



     The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of November 30, 1996 and for the quarters ended November 30, 1996 and 1995 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996, as filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

     The results of operations for the quarter ended November 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2. - Management's Discussion and Analysis or Plan of
          Operations

Results of Operations
---------------------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury securities. Interest income for the quarter ended November 30, 1996, was approximately $26,000 compared to $27,000 in the comparable quarter of the prior fiscal year. The decrease in interest income was due to lower interest rates on the Company's cash equivalents.

     General and administrative expenses were $22,000 and $16,000 for the quarters ended November 30, 1996 and 1995, respectively. The increase in general and administrative expenses of approximately $6,000 was due to expenses incurred in the search for an operating business and additional professional fees. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the three month periods ended November 30, 1996 and November 30, 1995 consist of stockholder, insurance and other miscellaneous expenses.


Liquidity and Capital Resources
-------------------------------

     At November, 1996, cash and cash equivalents and net working capital were approximately $2,094,000 and $2,069,000, respectively. The U.S. Treasury bills of approximately $1,999,000 mature at various dates through February, 1997. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at November 30, 1996 is $1.06 per share.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

        (a)    Exhibits
               --------

           (27). Financial Data Schedule for the three months ended November 30, 1996.

        (b)    Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AMERICAN METALS SERVICE, INC.




Dated:  December 13, 1996                      By: /s/ Mark Koscinski
                                                   -----------------------------
                                                   Mark Koscinski
                                                   Vice President and Secretary