Form 10QSB
period 1997-02-28
AMERICAN METALS SERVICE INC
filed 1997-03-25
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:     February 28, 1997


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

                            Yes X              No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 28, 1997, the issuer had 1,958,732 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                             Yes_____           No X

PART I -          FINANCIAL INFORMATION
Item 1. -         Financial Statements




                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                            February 28,
                                                                1997
                                                           ($000 Omitted)
                                                           --------------
ASSETS

    Current assets:
        Cash and cash equivalents, including
          U.S. treasury bills of $2,000,000                    $2,104
                                                               ------
               Total current assets                            $2,104
                                                               ======



LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities               $   17
                                                               ------
               Total current liabilities                           17
                                                               ------

    Stockholders' equity:
        Common stock, $.01 par value, 6,000,000
           shares authorized, 1,958,732 issued
        and outstanding                                            20
        Additional capital in excess of par value               3,061
        Accumulated deficit                                   (   994)
                                                               ------

               Total stockholders' equity                       2,087
                                                               ------

             Total liabilities and stockholders'
                  equity                                       $2,104
                                                               ======






                 See accompanying note to financial statements.



                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the three months ended
                                                      February 28, 1997 and
                                                        February 29, 1996
                                                   --------------------------
                                                      1997             1996
                                                   ---------        ---------
                                                         ($000 Omitted,
                                                     Except Per Share Data)

Interest income                                     $   24           $   28
Other income                                             1               15
                                                    ------           ------
                                                        25               43

General and administrative expenses                      7               22
                                                    ------           ------


Income before income taxes                              18               21

Provision for income taxes                               -                -
                                                    ------           ------

Net income                                          $   18           $   21
                                                    ======           ======

Net income per common share                         $  .01           $  .01
                                                    ======           ======

Weighted average number of shares
    outstanding (in 000's)                           1,959            1,959
                                                    ======           ======








                 See accompanying note to financial statements.


                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the six months ended
                                                    February 28, 1997 and
                                                      February 29, 1996
                                                   -------------------------
                                                     1997             1996
                                                   --------         --------
                                                         ($000 Omitted,
                                                      Except Per Share Data)

Revenues:

    Interest                                        $   50          $   54
    Other income                                         1              15
                                                    ------          ------
                                                        51              69


General and administrative expenses                     28              37
                                                    ------          ------


Income before income taxes                              23              32

Provision for income taxes                               -               -
                                                    ------          ------

Net income                                          $   23          $   32
                                                    ======          ======

Net income per common share                         $  .01          $  .02
                                                    ======          ======

Weighted average number of shares
    outstanding (in 000's)                           1,959           1,959
                                                    ======          ======





                 See accompanying note to financial statements.


                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   For the six months ended
                                                    February 28, 1997 and
                                                      February 29, 1996
                                                   --------------------------
                                                     1997              1996
                                                   --------          --------
                                                        ($000 Omitted)

Cash flows from operating activities:
     Net cash provided by
       operating activities                        $   14             $   55
                                                   ------             ------

Net increase in cash and cash
  equivalents                                          14                 55
Cash and cash equivalents at beginning
  of the period                                     2,090              2,018
                                                   ------             ------
Cash and cash equivalents at end of
  the period                                       $2,104             $2,073
                                                   ======             ======

Reconciliation of net income
     to net cash provided by
     operating activities:
  Net income                                       $   23             $   32
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
        Change in accounts payable
          and accrued liabilities                 (     9)                23
                                                    -----             ------
   Net cash provided by operating
     activities                                    $   14             $   55
                                                   ======             ======






                 See accompanying note to financial statements.

                          AMERICAN METALS SERVICE, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (Unaudited)


     The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of February 28, 1997 and for the quarters and six month periods ended February 28, 1997 and February 29, 1996 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996, as filed with the Securities and Exchange Commission.

     The results of operations for the three and six month periods ended February 28, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2. -         Management's Discussion and Analysis or Plan of
                  Operations


Results of Operations
---------------------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury securities. Interest income for the quarter ended February 28, 1997, was approximately $24,000, compared to $28,000 in the comparable quarter of the prior fiscal year. For the six month period ended February 28, 1997, interest income was $50,000 compared to $54,000 for the comparable period of the prior fiscal year. The decrease in interest income during the current fiscal year compared to the prior fiscal year was due to lower available interest rates on the Company's cash equivalents. Collections of previously written-off accounts receivable of $1,000 and $15,000 accounted for the other income in the six month periods ended February 28, 1997 and February 29, 1996, respectively.

     General and administrative expenses were $7,000 and $22,000 for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $28,000 and $37,000 for the six month periods ended February 28, 1997 and February 29, 1996, respectively. The decrease in general and administrative expenses was due to expenses incurred in the search for an operating business in the prior fiscal year. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the six month periods ended February 28, 1997 and February 29, 1996 consist of stockholder, insurance and other miscellaneous expenses.


Liquidity and Capital Resources
-------------------------------

     At February 28, 1997, cash and cash equivalents and net working capital were approximately $2,104,000 and $2,087,000, respectively. The U.S. Treasury bills of approximately $2,000,000 mature at various dates through May 15, 1997 and bear interest ranging from 4.96% to 5.16%. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at February 28, 1997 is approximately $1.07 per share.

PART II -         OTHER INFORMATION

Item 6. -         Exhibits and Reports on Form 8-K

           (a)    Exhibits
                  --------

                      (27). Financial Data Schedule for the six months ended
                            February 28, 1997.

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  AMERICAN METALS SERVICE, INC.




Dated: March 25, 1997                             By:/s/ Mark Koscinski
                                                  ------------------------
                                                  Mark Koscinski
                                                  Vice President and Secretary
                                                  (Principal Accounting Officer)