Form 10QSB
period 1997-05-31
AMERICAN METALS SERVICE INC
filed 1997-06-26
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:       May 31, 1997


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

                                 Yes X    No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 31, 1997, the issuer had 1,950,632 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):
                                  Yes_____  No X

PART I -          FINANCIAL INFORMATION

Item 1. -         Financial Statements





                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                 May 31,
                                                                  1997
                                                            ----------------
                                                             ($000 Omitted)
ASSETS

     Current assets:
       Cash and cash equivalents, including
         U.S. treasury bills of $2,000,000                       $2,102
                                                                 ------
           Total current assets                                  $2,102
                                                                 ======


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable and accrued liabilities                $   11
                                                                 ------
           Total current liabilities                                 11
                                                                 ------

     Stockholders' equity:
         Common stock, $.01 par value, 6,000,000
           shares authorized, 1,950,632 outstanding                  20
         Additional capital in excess of par value                3,055
         Accumulated deficit                                    (   984)
                                                                 ------

           Total stockholders' equity                             2,091
                                                                 ------

           Total liabilities and stockholders'
             equity                                              $2,102
                                                                 ======






                 See accompanying note to financial statements.



                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     For the three months ended
                                                              May 31,
                                                     --------------------------
                                                       1997              1996
                                                     --------          --------
                                                           ($000 Omitted,
                                                        Except Per Share Data)

Interest income                                      $    26           $    25

General and administrative expenses                       16                22
                                                     -------           -------

Income before income taxes                                10                 3

Provision for income taxes                                 -                 -
                                                     -------           -------

Net income                                           $    10           $     3
                                                     =======           =======

Net income per common share                          $   .01           $     -
                                                     =======           =======

Weighted average number of shares
  outstanding (in 000's)                               1,958             1,959
                                                     =======           =======




                 See accompanying note to financial statements.


                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the nine months ended
                                                              May 31,
                                                     --------------------------
                                                       1997              1996
                                                     --------          --------
                                                           ($000 Omitted,
                                                        Except Per Share Data)

Revenues:

     Interest                                        $    76           $    79
     Other income                                          1                15
                                                     -------           -------
                                                          77                94


General and administrative expenses                       44                60
                                                     -------           -------


Income before income taxes                                33                34

Provision for income taxes                                 -                 -
                                                     -------           -------

Net income                                           $    33           $    34
                                                     =======           =======

Net income per common share                          $   .02           $   .02
                                                     =======           =======

Weighted average number of shares
  outstanding (in 000's)                               1,958             1,959
                                                     =======           =======




                 See accompanying note to financial statements.



                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                     For the nine months ended
                                                              May 31,
                                                     --------------------------
                                                       1997              1996
                                                     --------          --------
                                                           ($000 Omitted)

Cash flows from operating activities:
     Net cash provided by
       operating activities                           $    19          $    41
                                                      -------          -------

Cash flows from financing activities:
     Purchase of common stock                        (      7)               -
                                                      -------          -------

Net increase in cash and cash
  equivalents                                              12               41
Cash and cash equivalents at beginning
  of the period                                         2,090            2,025
                                                      -------          -------
Cash and cash equivalents at end of
  the period                                          $ 2,102          $ 2,066
                                                      =======          =======

Reconciliation of net income to net
     cash provided by operating activities:
  Net income                                          $    33          $    34
    Adjustments to reconcile net income
         to net cash provided by
         operating activities:
      Change in accounts payable
        and accrued liabilities                      (     14)               7
                                                      -------          -------
  Net cash provided by operating
    activities                                        $    19          $    41
                                                      =======          =======


                 See accompanying note to financial statements.



                          AMERICAN METALS SERVICE, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (Unaudited)




     The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of May 31, 1997 and for the quarters and nine month periods ended May 31, 1997 and 1996 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996, as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2. -  Management's Discussion and Analysis or Plan of
           Operations


Results of Operations
---------------------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury securities. Interest income for the quarter ended May 31, 1997, was approximately $26,000, compared to $25,000 in the comparable quarter of the prior fiscal year. For the nine month period ended May 31, 1997, interest income was $76,000 compared to $79,000 for the comparable period of the prior fiscal year. The decrease in interest income during the current fiscal year compared to the prior fiscal year was due to lower available interest rates on the Company's cash equivalents. Collections of previously written-off accounts receivable from the Company's prior business of $1,000 and $15,000 accounted for the other income in the nine month periods ended May 31, 1997 and 1996, respectively.

     General and administrative expenses were $16,000 and $22,000 for the quarters ended May 31, 1997 and 1996, respectively, and $44,000 and $60,000 for the nine month periods ended May 31, 1997 and 1996, respectively. The decrease in general and administrative expenses was due to expenses incurred in the search for an operating business in the prior fiscal year. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the quarters and nine month periods ended May 31, 1997 and 1996 consist of stockholder, insurance and other miscellaneous expenses.


Liquidity and Capital Resources
-------------------------------

     At May 31, 1997, cash and cash equivalents and net working capital were approximately $2,102,000 and $2,091,000, respectively. U.S. Treasury bills of approximately $2,000,000 mature at various dates through August 14, 1997 and bear interest rates ranging from 4.96% to 5.16%. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at May 31, 1997 is approximately $1.07 per share.

PART II -  OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K
-------    --------------------------------

         (a)    Exhibits
                --------

               (27). Financial Data Schedule for the nine months ended
                     May 31, 1997.

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


                                                AMERICAN METALS SERVICE, INC.




Dated: June 26, 1997                             By:/s/ Mark Koscinski
                                                   ----------------------------
                                                   Mark Koscinski
                                                   Vice President and Secretary
                                                  (Principal Accounting Officer)