Form 10KSB
period 1997-08-31
AMERICAN METALS SERVICE INC
filed 1997-11-26
CIK 319016

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended August 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________ to __________.

                         Commission File Number 0-10093

                          AMERICAN METALS SERVICE, INC.
                    ------------------------------------------
              (Exact name of small business issuer in its charter)

         Florida                                        59-1224913
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           376 Main Street, P. O. Box 74, Bedminster, New Jersey 07921
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (908) 234-0078
                                               ---------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                         ------------------------------
                                (Title of class)

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

                                YES X     NO

     Issuer's   revenues  for  the  fiscal  year  ended  August  31,  1997  were approximately $104,000.


     As of October 31, 1997, there were 1,950,486 shares of the registrant's common stock, $.01 par value, issued and outstanding.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31, 1997, was approximately $1,065,000.

     Transitional Small Business Disclosure Format    Yes      No X


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I


Item 1.   DESCRIPTION OF BUSINESS
------    ----------------------

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

Asset Value Holdings, Inc. ("AVH")
---------------------------------

     AVH, a Delaware corporation, is wholly-owned by Asset Value Fund Limited Partnership, a New Jersey limited partnership ("Asset Value"), which is engaged in investing in securities. The sole general partner of Asset Value is Asset Value Management, Inc., a Delaware corporation, which is a wholly-owned subsidiary of Kent Financial Services, Inc., a Delaware corporation ("Kent"). Kent's principal business is the operation of its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston"), a securities broker-dealer registered with the National Association of Securities Dealer, Inc. and Asset Value. Until December 1994, the Company was a majority-owned subsidiary of AVH. Through a series of upstream transactions, AVH distributed approximately 88% of its ownership interest in the Company to Kent, which, in turn, distributed such shares to its stockholders (the "Distribution"). At October 31, 1997, AVH and certain affiliates own approximately 42.21% of the Company's outstanding common stock.

Employees
---------

     On August 31, 1997, the Company had no employees. Certain administrative functions for the Company are performed by Kent personnel.

Item 2.   DESCRIPTION OF PROPERTY
------    -----------------------

          None.


Item 3.   LEGAL PROCEEDINGS
------    -----------------

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1997.

                                     PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------

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



                                             Fiscal Year Ended
                                              August 31, 1997
                                             -----------------

                  Quarter                   High Bid      Low Bid
                  ------                    --------      -------
                  First                     $ .90          $ .82
                  Second                      .90            .88
                  Third                       .88            .80
                  Fourth                      .80            .80





                                              Fiscal Year Ended
                                               August 31, 1996
                                             -------------------

                  Quarter                   High Bid      Low Bid
                  -------                   --------      -------
                  First                     $ .71          $ .60
                  Second                      .66            .60
                  Third                       .70            .64
                  Fourth                      .77            .70



     As of September 30, 1997, there were approximately 4,900 shareholders of record.

     The Company has not paid any cash dividends on the common stock since its organization. The Board of Directors has no present plans for the payment of dividends.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------    ---------------------------------------------------------

Results of Operations
---------------------

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

     In the interim, available cash is being invested in interest-bearing deposits and in U.S. Treasury securities. Cash and cash equivalents at August 31, 1997 were approximately $2.1 million and the Company has no funded debt. Included in cash and cash equivalents were $2.0 million of U.S. Treasury bills which have maturities through November 1997 and yields ranging between 5.07% and 5.31%.

     For the year ended August 31, 1997, interest income of $104,000 was earned on U.S. Treasury securities, compared to $105,000 in the previous fiscal year. The decrease in interest income was due principally to slightly lower market interest rates. Other income of approximately $30,000 in the prior fiscal year represents principally the partial collection of a loan receivable previously written-off. See Note 3 of Notes to Financial Statements for additional information.

     General and administrative expense was $58,000 and $81,000 for the fiscal years ended August 31, 1997 and 1996, respectively. Included in general and administrative expense is a management fee of $50,000 that was charged to the Company by Kent in each of the fiscal years ended August 31, 1997 and 1996. This fee was for corporate governance, financial management, and accounting services and was based on Kent's estimated costs. Management believes the cost allocation is reasonable under the circumstances, especially in light of the Distribution. Other general and administrative expenses included insurance premium costs on the Company's liability policies, fees and other expenses incurred in connection with reviewing potential acquisition candidates and legal and audit fees.

Liquidity and Capital Resources
-------------------------------

     As of August 31, 1997, the Company had cash and cash equivalents of approximately $2.1 million. The Company had net working capital of approximately $2.1 million at the same date. The Company believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     During the fiscal year ended August 31, 1997 the Company repurchased 8,551 shares of its common stock for an aggregate cost of $7,274. All shares acquired were purchased at market prices and have been returned to the status of authorized and unissued shares.

Item 7.           FINANCIAL STATEMENTS:
-------           ---------------------

                  Report of Independent Public Accountants

                  Balance Sheet at August 31, 1997

                  Statements of Operations
                           for the years ended August 31, 1997 and 1996

                  Statements of Stockholders' Equity for the
                           years ended August 31, 1997 and 1996

                  Statements of Cash Flows for the years ended
                           August 31, 1997 and 1996

                  Notes to Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of American Metals Service, Inc.

We have audited the accompanying balance sheet of American Metals Service, Inc. as of August 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Metals Service, Inc. as of August 31, 1997 and the results of its operations and cash flows for the years ended August 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                                        /s/ Bederson & Company LLP
                                        ---------------------------



West Orange, New Jersey
November 5, 1997


                          AMERICAN METALS SERVICE, INC.

                                  BALANCE SHEET
                                 ($000 Omitted)



                                                         August 31,
                                                           1997
                                                        -----------
ASSETS
Current assets:
  Cash and cash equivalents                               $ 2,111
                                                          -------

          Total current assets                            $ 2,111
                                                          =======




LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                    $     8
                                                         -------

          Total current liabilities                            8
                                                         -------

Stockholders' equity:
  Common stock, $.01 par value, 6,000,000
    shares authorized, 1,950,565
    outstanding                                               20
  Additional capital in excess of par value                3,054
  Accumulated deficit                                   (    971)
                                                         -------

          Total stockholders' equity                       2,103
                                                         -------

          Total liabilities and stockholders'
            equity                                       $ 2,111
                                                         =======




                 See accompanying notes to financial statements.



                          AMERICAN METALS SERVICE, INC.

                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)


                                                    Year Ended August 31,
                                                  ------------------------
                                                   1997               1996
                                                  -------            -------
Revenues:
  Interest income                                 $   104            $   105
  Other income                                          -                 30
                                                  -------            -------
                                                      104                135
                                                  -------            -------

General and administrative
  expense                                              58                 81
                                                  -------            -------
Income before income taxes                             46                 54
Income taxes                                            -                  -
                                                  -------            -------
Net income                                        $    46            $    54
                                                  =======            =======

Net income per common share                       $   .02            $   .03
                                                  =======            =======

Weighted average number of shares
  outstanding                                       1,956              1,959
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



                                                        AMERICAN METALS SERVICE, INC.

                                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                (000 Omitted)


                                                             Additional
                                                             Capital in                                   Total
                                Common Stock                 Excess of            Accumulated          Stockholders'
                            Shares       Par Value           Par Value              Deficit               Equity
                          -------------------------          ---------            -----------         ---------------
Balance at
August 31,
1995                        1,959       $    20               $ 3,062              ($ 1,071)             $ 2,011

Net income                      -             -                     -                    54                   54

Balance at
August 31,
1996                        1,959            20                 3,062              (  1,017)               2,065
                           ------       -------               -------               -------              -------

Repurchase and
cancellation of
common stock              (     8)            -              (      8)                    -             (      8)

Net income                      -             -                     -                    46                   46

Balance at
August 31,                 ------       -------               -------               -------              -------
1997                        1,951       $    20               $ 3,054              ($   971)             $ 2,103
                           ======       =======               =======               =======              =======




                                               See accompanying notes to financial statements.





                          AMERICAN METALS SERVICE, INC.

                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)




                                                      For the year ended August 31,
                                                     -------------------------------
                                                       1997                   1996
                                                     --------               --------
Cash flows from operating activities:
  Net cash provided by
    operating activities                             $     29               $     65
                                                     --------               --------

Cash flows from financing activities:
  Purchase of common stock                          (       8)                     -
                                                     --------               --------

Net increase in cash and
  cash equivalents                                         21                     65

Cash and cash equivalents at beginning
  of year                                               2,090                  2,025
                                                     --------               --------
Cash and cash equivalents at end
  of year                                               2,111                  2,090
                                                     ========               ========

Reconciliation of net income to net
  cash provided by operating
  activities:

Net income                                           $     46               $     54
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    (Decrease) increase in accrued
      liabilities                                   (      17)                    11
                                                     --------               --------

Net cash provided by operating
  activities                                         $     29               $     65
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

Basis of Presentation
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


NOTE 3 - OTHER INCOME
---------------------

On December 3, 1992, the Company loaned $250,000 to an unrelated, privately owned corporation (the "Borrower"). The loan carried interest at 18%, was collateralized by a security interest in the Borrower's accounts receivable and inventory and was guaranteed by the Borrower's sole stockholder and his wife ("Guarantors"). Management of the Company was engaged in acquisition discussions with the Borrower at the time of the loan, but such discussions were subsequently terminated. The loan matured on April 3, 1993, and the Borrower advised the Company that it was unable to pay the principal amount. On June 16, 1993, the Borrower filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in the District of Nevada, and subsequently the Guarantors also filed under Chapter 11. The Company evaluated the collateral, and based on its evaluation, provided an allowance for collectibility for the entire outstanding balance of the loan. During the fiscal year ended August 31, 1996 the Company recorded $30,000 of other income for the partial recovery of the loan balance by the sale of assets of the bankrupt Borrower.

NOTE 4 - INCOME TAXES
---------------------

Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" ("SFAS 109") requires use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

In 1992, the Company experienced a change in control within the meaning of Internal Revenue Code Section 382. This section limits the amount of income generated after the change in control that can be offset by net operating loss carryforwards ("NOLs") that were incurred before the change in control. Since the Company has not continued its historic business, it cannot use any of those pre-change losses to offset post-change taxable income. As a result, approximately $3.8 million of federal NOLs lapsed during fiscal 1997. The 1996 deferred tax asset and associated valuation allowance of $1,293,000 were accordingly reduced by $1,252,000 to $41,000 at August 31, 1997.

The federal NOLs expire beginning in the year 2011 and the state NOLs beginning in the year 2003.

The tax effects of significant items composing the Company's net deferred tax asset as of August 31, 1997 are as follows (in 000's):


    Deferred tax asset:
      Federal NOLs                             $   30
      State NOLs                                   11
                                               ------
                                               $   41

    Valuation allowance                       (    41)
                                               ------
    Net deferred tax asset                     $    -
                                               ======


Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of an equal amount is maintained, resulting in a net deferred tax asset of zero.

There was no provision for federal or state income taxes for the years ended August 31, 1997 and 1996 due to the application of NOLs and the write-off for tax purposes of the note receivable discussed in Note 3 of Notes to Financial Statements.


NOTE 5 - CAPITAL STOCK
----------------------

From time to time since October 1996, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. All shares acquired through August 31, 1997 have been canceled and returned to the status of authorized but unissued.

NOTE 6 - STOCK OPTION PLANS
---------------------------

In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten years from the date of grant. There were no options granted, exercised or cancelled under the incentive stock option plan in the fiscal years ended August 31, 1997 and 1996. One hundred thousand shares were available for grant at August 31, 1997.

On January 4, 1993, the Board of Directors granted to one of the Company's officers (currently a director) a non-qualified option to purchase 20,000 shares of the Company's common stock at $.80 per share (the market value on the date of grant). The option has a term of five years and is currently exercisable.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company retains the firm of Rosenman & Colin for certain legal services. The wife of the Chairman of the Board and President is of counsel to that firm and has billed the Company approximately $1,000 for the fiscal year ended August 31, 1996 and zero for the fiscal year ended August 31, 1997.

The Company paid a management fee to Kent Financial Services, Inc. ("Kent") of $50,000 in 1997 and 1996 for management services performed for the Company by Kent personnel. These services included corporate governance, financial management, and accounting services. Kent is the indirect parent of Asset Value Holdings, Inc., which was the beneficial owner of 15% of the Company's common stock at August 31, 1997. This fee was based on Kent's estimated costs, and the Company believes the cost allocation is reasonable under the circumstances.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     On August 22, 1997, Coopers & Lybrand L.L.P. ("C&L") declined to stand for reelection as auditors of the financial statements of the Company as of and for the year ended August 31, 1997, because they no longer are the auditors of an affiliate of the Company. On August 28, 1997 the Company retained Bederson & Company LLP ("Bederson"), Certified Public Accountants, as its certifying accountant for the fiscal year ended August 31, 1997.

     No report on the financial statements of the Company issued by C&L during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through August 22, 1997, between C&L and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required C&L to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through August 22, 1997, none of the events listed in items (1) through (3) of Item 304(b) of Regulation S-B have occurred; and during such period the Company has not consulted with Bederson concerning any matter referred to under paragraphs (i) and (ii) of Item 304(a)(2) of Regulation S-B.

                                    PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

    The following table provides information with respect to current Directors and executive officers of the Company:



                                                     Position and Office                 Director
       Name                        Age           Presently Held with Company              Since
--------------------               ---           ---------------------------             -------
Paul O. Koether                    61            Chairman, President and                   1992
                                                   Director

John W. Galuchie, Jr.              44            Vice President, Treasurer                 1992
                                                   and Director

Mark W. Jaindl                     37            Director                                  1992





     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent and (ii) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"), a retail broker-dealer, and since July 1992 as Chairman, President and director of the Company. Mr. Koether also has been Chairman since April 1988, President from April 1989 to February 1997 and a director since March 1988 of Pure World, Inc. ("Pure World"), and for more than five years, the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is Pure World's principal stockholder. Until August 1994, when it sold its majority ownership to an unaffiliated party, Pure World operated as a real estate asset manager through its wholly-owned subsidiary, NorthCorp Realty Advisors, Inc. ("NorthCorp"). Prior to its sale, Mr. Koether also served as Chairman and a director of NorthCorp. Since December 1994, Mr. Koether had been a director of Madis Botanicals, Inc. ("Madis"), a wholly-owned subsidiary of Pure World, and since January 1995, its Chairman. Madis is a manufacturer of natural products.

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

     Mark W. Jaindl has served as a director of the Company since July 1992 and Vice President and Secretary from July 1992 until June 1995. He has also been a Senior Vice President from June 1992 until June 1995 of Pure World and a director since October 1994. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994. From October 1991 to June 1992, he was self-employed as an investment consultant. From May 1982 to October 1991, and again since June 1995, he served as Chief Financial Officer of Jaindl Farms which is engaged in diversified businesses, including the operation of a 12,000 acre turkey farm, a John Deere dealership and a grain operation. Mr. Jaindl also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. Mr. Jaindl is currently the Vice Chairman and President of the American Bank of the Lehigh Valley, a commercial bank located in Allentown, Pennsylvania.


Item 10.  EXECUTIVE COMPENSATION
-------   ----------------------

     The Company did not pay compensation to any of its executive officers, including the Chief Executive Officer, for the last six fiscal years.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of October 31, 1997, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director who owns shares of common stock and by all directors and officers as a group:


                                          Number of Shares                    Approximate
Name and Address                          of Common Stock                       Percent
of Beneficial Owner                      Beneficially Owned<F1>                of Class
-------------------                     -----------------------              --------------
Asset Value Holdings, Inc.
  376 Main Street
  Bedminster, NJ 07921                        288,192                            14.63%

Shamrock Associates
  211 Pennbrook Road
  Far Hills, NJ 07931                         705,662<F2>                        35.81%

Paul O. Koether
  211 Pennbrook Road
  Far Hills, NJ  07931                        805,757<F3>                        40.89%

John W. Galuchie, Jr.
  376 Main Street
  Bedminster, NJ  07921                       293,192<F4>                        14.88%

Mark W. Jaindl
  3150 Coffeetown Road
  Orefield, PA  18069                          20,000<F5>                         1.02%

All directors and officers
 as a group (4 persons)                       831,757<F5><F6>                    42.21%
------------------------------


<F1> The beneficial  owner has both sole voting and sole investment  powers with respect to these shares except as set forth in this footnote or in other footnotes below.

<F2> Reflects 288,192 shares of common stock held by AVH.  Shamrock  Associates, as the ultimate parent of AVH, disclaims beneficial ownership of these shares.

<F3> Includes 417,470 shares beneficially owned by Shamrock  Associates.  As the general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 288,192 shares held by AVH. Mr. Koether may be deemed to be the beneficial owner of the shares owned by AVH. Includes 14,166 shares owned by Sun Equities Corporation, a private corporation of which Mr. Koether is Chairman and a principal stockholder. Includes 1,666 shares held by Mr. Koether's Keogh Plan and 875 shares held in trust for the benefit of Mr. Koether's daughter for which Mr. Koether acts as the sole trustee. Includes 20,000 shares owned by Mr. Koether's wife and 22,000 shares held in a discretionary account for one of his brokerage customers. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

<F4> Reflects  288,192  shares  of   common  stock  held  by AVH.   Mr. Galuchie
     may be deemed to be the beneficial owner of the shares owned by AVH. Mr. Galuchie disclaims beneficial ownership of the shares.

<F5> Included in the number of shares  beneficially  owned are shares subject to options held by Mr. Jaindl which are currently exercisable or becoming exercisable.

<F6> Reflects  805,757  shares of common  stock held by  Shamrock  and AVH,  and beneficially owned by Messrs. Koether and Galuchie (see Notes 2, 3 and 4).



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     No information is required to be reported under this item.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     (a)  Exhibits
          --------

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

     27 Financial Data Schedule.

     (b)  Reports on Form 8-K:
          --------------------

     On August 28, 1997 the Company filed an 8-K reporting a change in accountants from Coopers & Lybrand L.L.P. to Bederson & Company LLP. See Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN METALS SERVICE, INC.




Dated: November 26, 1997                  By:/s/ Paul O. Koether
                                             -----------------------------
                                             Paul O. Koether
                                             Chairman of the Board and President
                                             (Principal Executive Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 26, 1997                     /s/ Paul O. Koether
                                             -----------------------------
                                             Paul O. Koether
                                             Chairman of the Board,
                                             President and Director
                                             (Principal Executive Officer)


Dated: November 26, 1997                     /s/ John W. Galuchie, Jr.
                                             -----------------------------
                                             John W. Galuchie, Jr.
                                             Vice President, Treasurer
                                               and Director


Dated: November 26, 1997                     /s/ Mark W. Jaindl
                                             -----------------------------
                                             Mark W. Jaindl
                                             Director


Dated: November 26, 1997                     /s/ Mark Koscinski
                                             -----------------------------
                                             Mark Koscinski
                                             Vice President and Secretary
                                             (Principal Accounting and
                                               Financial Officer)