Form 10QSB
period 1998-02-28
AMERICAN METALS SERVICE INC
filed 1998-04-13
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      February 28, 1998


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

                          Yes   X       No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 28, 1998, the issuer had 1,970,210 shares of its common stock, par value $.01, per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                          Yes            No   X

PART I  -  FINANCIAL INFORMATION
------     ---------------------

Item 1. -  Financial Statements
-------    --------------------




                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                           February 28,
                                                               1998
                                                          --------------
                                                          ($000 Omitted)

ASSETS
------
     Current assets:
       Cash and cash equivalents, including
         U.S. treasury bills of $2,029,000                    $2,145
                                                              ------
          Total current assets                                $2,145
                                                              ======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current liabilities:
       Accounts payable and accrued liabilities               $    5
                                                              ------
          Total current liabilities                                5
                                                              ------

     Stockholders' equity:
       Common stock, $.01 par value, 6,000,000
         shares authorized, 1,970,210
         shares outstanding                                       20
       Additional capital in excess of par value               3,070
       Accumulated deficit                                   (   950)
                                                              ------

          Total stockholders' equity                           2,140
                                                              ------
          Total liabilities and stockholders'
            equity                                            $2,145
                                                              ======



                 See accompanying notes to financial statements.




                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        For the three months
                                                          ended February 28,
                                                          1998         1997
                                                        --------     --------
                                                            ($000 Omitted,
                                                        Except Per Share Data)


Interest income                                         $   26       $   25

General and administrative expenses                         16            7
                                                        ------       ------

Income before income taxes                                  10           18

Provision for income taxes                                   -            -
                                                        ------       ------
Net income                                              $   10       $   18
                                                        ======       ======

Basic and diluted net income per share                  $  .01       $  .01
                                                        ======       ======
Weighted average number of shares
    outstanding (in 000's)                               1,957        1,959
                                                        ======       ======




                 See accompanying notes to financial statements.





                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      For the six months ended
                                                             February 28,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
                                                            ($000 Omitted,
                                                        Except Per Share Data)

Revenues:

    Interest                                          $   53         $   50
    Other income                                           -              1
                                                      ------         ------
                                                          53             51

General and administrative expenses                       32             28
                                                      ------         ------

Income before income taxes                                21             23

Provision for income taxes                                 -              -
                                                      ------         ------

Net income                                            $   21         $   23
                                                      ======         ======

Basic and diluted income per share                    $  .01         $  .01
                                                      ======         ======
Weighted average number of shares
    outstanding (in 000's)                             1,957          1,959
                                                      ======         ======




                 See accompanying notes to financial statements.




                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         For the six months
                                                          ended February 28,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
                                                           ($000 Omitted)
Cash flows from operating activities:
     Net cash provided by
       operating activities                             $   18         $   14

Cash flows from financing activities:
     Issuance of common stock upon
       exercise of stock options                            16              -
                                                        ------         ------
Net increase in cash and cash
  equivalents                                               34             14
Cash and cash equivalents at beginning
  of the period                                          2,111          2,090
                                                        ------         ------
Cash and cash equivalents at end of
  the period                                            $2,145         $2,104
                                                        ======         ======

Reconciliation of net income
  to net cash provided by operating activities:
     Net income                                         $   21         $   23
       Adjustments to reconcile net income
         to net cash provided by
         operating activities:
       Change in accounts payable
         and accrued liabilities                       (     3)       (     9)
                                                        ------         ------
Net cash provided by operating
       activities                                       $   18         $   14
                                                        ======         ======



                 See accompanying notes to financial statements.



                          AMERICAN METALS SERVICE, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of February 28, 1998 and for the quarters ended February 28, 1998 and 1997 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997, as filed with the Securities and Exchange Commission.

     The results of operations for the three and six month periods ended February 28, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.


2.   Income Per Share
     ----------------

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") and is based on the weighted average number of shares outstanding. Diluted earnings per share includes the assumed conversion of shares issuable upon exercise of options where appropriate. Prior years' earnings per share information has been restated to comply with the requirements of SFAS No. 128.

Item 2. -  Management's Discussion and Analysis or Plan of
           -----------------------------------------------
           Operations
           ----------


Results of Operations
---------------------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury securities. Interest income for the quarter ended February 28, 1998, was approximately $26,000, compared to $25,000 in the comparable quarter of the prior fiscal year. For the six month period ended February 28, 1998, interest income was $53,000 compared to $50,000 for the comparable period of the prior fiscal year. The increase in interest income during the current fiscal year compared to the prior fiscal year was due to higher available interest rates and invested balances on the Company's cash equivalents. Collections of previously written-off accounts receivable of $1,000 accounted for the other income in the six month period ended February 28, 1997.

     General and administrative expenses were $16,000 and $7,000 for the quarters ended February 28, 1998 and 1997, respectively, and $32,000 and $28,000 for the six month periods ended February 28, 1998 and 1997, respectively. The increase in general and administrative expenses was due to expenses incurred in the search for an operating business in the current fiscal year. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the six month periods ended February 28, 1998 and 1997 consist of stockholder, insurance and other miscellaneous expenses.


Liquidity and Capital Resources
-------------------------------

     At February 28, 1998, cash and cash equivalents and net working capital were approximately $2,145,000 and $2,140,000, respectively. U.S. Treasury securities of approximately $2,029,000 mature at various dates through May 14, 1998 and bear interest rates ranging from 5.00% to 5.29%. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at February 28, 1998 is approximately $1.09 per share.

PART II -  OTHER INFORMATION
----------------------------

Item 6. -  Exhibits and Reports on Form 8-K
------     --------------------------------

        (a)    Exhibits
               --------

           (27). Financial Data Schedule for the six months ended February 28, 1998.


        (b)    Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMERICAN METALS SERVICE, INC.




Dated: April 13, 1998                            By: /s/ Mark Koscinski
                                                    ----------------------------
                                                    Mark Koscinski
                                                    Vice President and Secretary