Form 10KSB
period 1998-08-31
AMERICAN METALS SERVICE INC
filed 1998-11-27
CIK 319016

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended August 31, 1998

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

                                 YES  X    NO

Issuer's revenues for the fiscal year ended August 31, 1998 were approximately $104,000.


As of October 31,1998, there were 1,969,958 shares of the registrant's common stock, $.01 par value, issued and outstanding.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31,1998, was approximately $1,041,000.
Transitional Small Business Disclosure Format   Yes     No    X

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I


Item 1.   DESCRIPTION OF BUSINESS
------    -----------------------

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


Asset Value Holdings, Inc. ("AVH")
----------------------------------

     AVH, a Delaware corporation, is wholly-owned by Asset Value Fund Limited Partnership, a New Jersey limited partnership ("Asset Value"), which is engaged in investing in securities. The sole general partner of Asset Value is Asset Value Management, Inc., a Delaware corporation, which is a wholly-owned subsidiary of Kent Financial Services, Inc., a Delaware corporation ("Kent"). Kent's principal business is the operation of its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston"), a securities broker-dealer registered with the National Association of Securities Dealer, Inc. and Asset Value. Until December 1994, the Company was a majority-owned subsidiary of AVH. Through a series of upstream transactions, AVH distributed approximately 88% of its ownership interest in the Company to Kent, which, in turn, distributed such shares to its stockholders (the "Distribution"). At October 31, 1998, AVH and certain affiliates own approximately 48% of the Company's outstanding common stock.

Employees
---------

     On August 31, 1998, the Company had no employees. Certain administrative functions for the Company are performed by Kent personnel.

Item 2.   DESCRIPTION OF PROPERTY
------    -----------------------

          None.


Item 3.   LEGAL PROCEEDINGS
------    -----------------

          None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1998.

                                     PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------

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



                                              Fiscal Year Ended
                                               August 31, 1998
                                            ---------------------
                  Quarter                   High Bid      Low Bid
                  -------                   --------      -------
                  First                     $1.03          $ .80
                  Second                     1.06           1.03
                  Third                      1.06           1.00
                  Fourth                     1.05           1.00




                                              Fiscal Year Ended
                                               August 31, 1997
                                            ---------------------
                  Quarter                   High Bid      Low Bid
                  -------                   --------      -------
                  First                     $ .90          $ .82
                  Second                      .90            .88
                  Third                       .88            .80
                  Fourth                      .80            .80



     As of September 30,1998, there were approximately 4,800 shareholders of record.

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

     In the interim, available cash is being invested in interest-bearing deposits and in U.S. Treasury securities. Cash and cash equivalents at August 31, 1998 were approximately $2.2 million and the Company has no funded debt. Included in cash and cash equivalents were $2 million of U.S. Treasury bills which have maturities through November 12,1998 and yields ranging between 5.073% and 5.114%. For the year ended August 31, 1998 and 1997, interest income of $104,000 was earned on U.S. Treasury securities.

     General and administrative expense was $75,000 and $58,000 for the fiscal years ended August 31, 1998 and 1997, respectively. Included in general and administrative expense is a management fee of $50,000 that was charged to the Company by Kent in each of the fiscal years ended August 31, 1998 and 1997. This fee was for corporate governance, financial management, and accounting services and was based on Kent's estimated costs. Management believes the cost allocation is reasonable. Other general and administrative expenses included insurance premium costs on the Company's liability policies, fees and other expenses incurred in connection with reviewing potential acquisition candidates and legal and audit fees. The increase in general and administrative expenses was due to an increase in professional fees and advertising expenses incurred in the search for an operating business in the fiscal year ended August 31, 1998.

Liquidity and Capital Resources
-------------------------------

     As of August 31, 1998, the Company had cash and cash equivalents and net working capital of approximately $2.2 million. The Company believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     During the fiscal year ended August 31, 1998 the Company repurchased 533 shares of its common stock for an aggregate cost of $545. All shares acquired were purchased at market prices and have been returned to the status of authorized and unissued shares. In addition during the fiscal year ended August 31, 1998 the Company issued 20,000 shares of common stock due to the exercise of stock options by a director of the Company for total proceeds of $17,000.

Year 2000 Matters
-----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year. Miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its internal computer systems. The Company uses "off the shelf" accounting software to maintain its accounting system. All of these software applications are already Year 2000 compliant. The cost of being Year 2000 compliant was nominal. All costs associated with this conversion have been expensed as incurred.

Item 7.   FINANCIAL STATEMENTS:
-------   ---------------------

          Report of Independent Public Accountants

          Balance Sheet at August 31, 1998

          Statements of Operations
            for the years ended August 31, 1998 and 1997

          Statements of Stockholders' Equity for the years ended August 31, 1998 and 1997

          Statements of Cash Flows for the years ended
            August 31, 1998 and 1997

          Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Metals Service, Inc.

We have audited the accompanying balance sheet of American Metals Service, Inc. as of August 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Metals Service, Inc. as of August 31, 1998 and the results of its operations and cash flows for the years ended August 31, 1998 and 1997 in conformity with generally accepted accounting principles.





/s/ Bederson & Company LLP


Bederson & Company LLP
West Orange, New Jersey
October 5, 1998



                          AMERICAN METALS SERVICE, INC.

                                  BALANCE SHEET
                                 ($000 Omitted)




                                                             August 31,
                                                               1998
                                                            -----------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 2,151
                                                              -------

     Total current assets                                     $ 2,151
                                                              =======




LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                         $     3
                                                              -------

     Total current liabilities                                      3
                                                              -------

Stockholders' equity:
  Common stock, $.01 par value, 6,000,000
    shares authorized, 1,970,032
    outstanding                                                    20
  Additional capital in excess of par value                     3,070
  Accumulated deficit                                        (    942)
                                                              -------

     Total stockholders' equity                                 2,148
                                                              -------

     Total liabilities and stockholders'
       equity                                                 $ 2,151
                                                              =======


                 See accompanying notes to financial statements.




                          AMERICAN METALS SERVICE, INC.

                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)



                                                        Year Ended August 31,
                                                      ------------------------
                                                       1998              1997
                                                      ------            ------

Interest income                                       $  104            $  104
General and administrative
  expense                                                 75                58
                                                      ------            ------
Income before income taxes                                29                46
Income taxes                                               -                 -
                                                      ------            ------
Net income                                            $   29            $   46
                                                      ======            ======

Basic and diluted net income
  per common share                                    $  .02            $  .02
                                                      ======            ======

Weighted average number of shares
  outstanding (in 000's)                               1,963             1,956
                                                      ======            ======



                 See accompanying notes to financial statements.




                                                 AMERICAN METALS SERVICE, INC.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (000 Omitted)



                                                        Accumulated
                                                        Capital in                                       Total
                           Common Stock                 Excess of              Accumulated            Stockholders'
                       Shares      Par Value            Par Value               Deficit                 Equity
                       ------      ---------           ----------              -----------           --------------
Balance at
August 31,
1996                   1,959        $  20               $3,062                  ($1,017)                $2,065

Repurchase and
cancellation of
common stock          (    8)           -              (     8)                       -                (     8)

Net income                 -            -                    -                       46                     46

Balance at
August 31,             -----        -----               ------                   ------                 ------
1997                   1,951           20                3,054                  (   971)                 2,103
                       -----        -----               ------                   ------                 ------

Repurchase and
cancellation of
common stock         (     1)           -              (     1)                       -                (     1)

Issuance of               20            -                   17                        -                     17
common stock

Net income                 -            -                    -                       29                     29

Balance at
August 31,             -----        -----               ------                   ------                 ------
1998                   1,970        $  20               $3,070                  ($  942)                $2,148
                       =====        =====               ======                   ======                 ======


                                  See accompanying notes to financial statements.



                          AMERICAN METALS SERVICE, INC.

                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)



                                                     For the year ended August 31,
                                                    ------------------------------
                                                     1998                    1997
                                                    ------                  ------
Cash flows from operating activities:
  Net cash provided by
    operating activities                            $   24                  $   29
                                                    ------                  ------

Cash flows from financing activities:
  Issuance/purchase of common
    stock, net                                          16                 (     8)
                                                    ------                  ------

Net increase in cash and
  cash equivalents                                      40                      21

Cash and cash equivalents at beginning
  of year                                            2,111                   2,090
                                                    ------                  ------
Cash and cash equivalents at end
  of year                                           $2,151                  $2,111
                                                    ======                  ======

Reconciliation of net income to net
  cash provided by operating
  activities:

Net income                                          $   29                  $   46
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
       Decrease in accrued
         liabilities                               (     5)                (    17)
                                                    ------                  ------

Net cash provided by operating
  activities                                        $   24                  $   29
                                                    ======                  ======




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

Net Income Per Common Share
---------------------------

     Net income per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and is based on the weighted average number of shares outstanding. Diluted earnings per share includes the assumed conversion of shares issuable upon exercise of options where appropriate. Prior years' earnings per share information has been restated to comply with the requirements of SFAS No. 128.

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


NOTE 3 - INCOME TAXES
---------------------

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

     The federal NOLs expire beginning in the year 2011 and the state NOLs beginning in the year 2003.

     The tax effects of significant items composing the Company's net deferred tax asset as of August 31, 1998 are as follows (in $000's):


    Deferred tax asset:
      Federal NOLs                                     $  37
      State NOLs                                          11
      AMT credit carryforward                              6
                                                       -----
                                                          54

    Valuation allowance                               (   54)
                                                       -----
    Net deferred tax asset                             $   -
                                                       =====



     Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of an equal amount is maintained, resulting in a net deferred tax asset of zero.


NOTE 4 - CAPITAL STOCK
----------------------

     From time to time since October 1996, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. All shares acquired through August 31, 1998 have been canceled and returned to the status of authorized but unissued.


NOTE 5 - STOCK OPTION PLANS
---------------------------

     In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten years from the date of grant. There were no options granted, or canceled under the incentive stock option plan in the fiscal years ended August 31, 1998 and 1997. One hundred thousand shares were available for grant at August 31, 1998. During the fiscal year ended August 31, 1998 the Company issued 20,000 shares of common stock due to the exercise of stock options by a director of the Company for total proceeds of $17,000.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company retains the firm of Rosenman & Colin LLP ("R&C") for certain legal services. The wife of the Chairman of the Board and President is of counsel to R&C. R&C has billed the Company $5,220 for the fiscal year ended August 31, 1998, and zero for the fiscal year ended August 31, 1997.

     The Company paid a management fee to Kent Financial Services, Inc. ("Kent") of $50,000 in 1998 and 1997 for management services performed for the Company by Kent personnel. These services included corporate governance, financial management, and accounting services. Kent is the indirect parent of Asset Value Holdings, Inc., which was the beneficial owner of 20% of the Company's common stock at August 31, 1998. This fee was based on Kent's estimated costs, and the Company believes the cost allocation is reasonable.

                                    PART III


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

          None



Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

     The following table provides information with respect to current Directors and executive officers of the Company:




                                                 Position and Office             Director
       Name                     Age           Presently Held with Company         Since
--------------------            ---           ---------------------------        --------
Paul O. Koether                 62            Chairman, President and              1992
                                                Director

John W. Galuchie, Jr.           45            Vice President, Treasurer            1992
                                                and Director

Mark W. Jaindl                  38            Director                             1992




     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent and (ii) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"), a retail broker-dealer, and since July 1992 as Chairman, President and director of the Company. Mr. Koether also has been Chairman since April 1988, President from April 1989 to February 1997 and a director since March 1988 of Pure World, Inc. ("Pure World"), and for more than five years, the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is Pure World's principal stockholder. Until August 1994, when it sold its majority ownership to an unaffiliated party, Pure World operated as a real estate asset manager through its wholly-owned subsidiary, NorthCorp Realty Advisors, Inc. ("NorthCorp"). Prior to its sale, Mr. Koether also served as Chairman and a director of NorthCorp. Since December 1994, Mr. Koether had been a director of Madis Botanicals, Inc. ("Madis"), a wholly-owned subsidiary of Pure World, and since January 1995, its Chairman. Madis is a manufacturer of natural products. In September 1998 Mr. Koether was elected a director and Chairman of Cortech, Inc. ("Cortech") a Denver-based biopharmaceutical company.

     John W. Galuchie, Jr., a certified public accountant, is principally engaged in the following businesses: (i) the Company as Vice President, Treasurer and a director since July 1992; (ii) Pure World, as Executive Vice President since April 1988, director from January 1990 until October 1994 and for more than five years as Vice President and director of Sun; (iii) Kent, in various executive positions since 1986 and a director from June 1989 until August 1993; (iv) Winston, as President since January 1990 and director since September 1989. Mr. Galuchie served as a director of Crown NorthCorp, Inc., the successor corporation to NorthCorp from June 1992 to August 1996. In September 1998, Mr. Galuchie was elected a director and President of Cortech.

     Mark W. Jaindl. Since October 1997, Mr. Jaindl has been President and Chief Executive Officer of the American Bank of the Lehigh Valley, ("American Bank") a commercial bank located in Allentown, Pennsylvania. He has served as a director and Vice- chairman of American Bank since June 1997. From May 1982 to October 1991, and again since May 1995, Mr. Jaindl has served as Chief Financial Officer of Jaindl Farms, which is engaged in diversified businesses, including the operation of a 12,000-acre turkey farm, a John Deere dealership and a grain operation. He also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. From June 1992 until May 1995 he was Senior Vice President of Pure World. He was Senior Vice President of Madis from December 1994 until May 1995 and has been a director of Madis since December 1994 and he has served as a director of the Company since July 1992. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994. Since September 1998, Mr. Jaindl has been a director and Vice-chairman of Cortech.


Item 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     The Company did not pay compensation to any of its executive officers, including the Chief Executive Officer, for the last seven fiscal years.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of October 31,1998, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director who owns shares of common stock and by all directors and officers as a group:



                                          Number of Shares                 Approximate
Name and Address                          of Common Stock                    Percent
of Beneficial Owner                     Beneficially Owned(1)               of Class
-------------------                     ---------------------              -----------
Asset Value Holdings, Inc.
  376 Main Street
  Bedminster, NJ 07921                        397,666                         20.19%

Shamrock Associates
  211 Pennbrook Road
  Far Hills, NJ 07931                         815,136(2)                      41.38%

Paul O. Koether
  211 Pennbrook Road
  Far Hills, NJ  07931                        923,231(3)                      46.87%

John W. Galuchie, Jr.
  376 Main Street
  Bedminster, NJ  07921                       402,666(4)                      20.44%

Mark W. Jaindl
  3150 Coffeetown Road
  Orefield, PA  18069                          20,000                          1.02%

All directors and officers
 as a group (4 persons)                       949,231(5)                      48.19%
------------------------------



(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

(2)      Reflects  397,666  shares  of  common  stock  held  by  AVH.   Shamrock
         Associates, as the ultimate parent of AVH, disclaims beneficial ownership of these shares.

(3) Includes 417,470 shares beneficially owned by Shamrock Associates. As the general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 397,666 shares held by AVH. Mr. Koether may be deemed to be the beneficial owner of the shares owned by AVH. Includes 14,166 shares owned by Sun Equities Corporation, a private corporation of which Mr. Koether is Chairman and a principal stockholder. Includes 1,666 shares held by Mr. Koether's Keogh Plan and 875 shares held in trust for the benefit of Mr. Koether's daughter for which Mr. Koether acts as the sole trustee. Includes 20,000 shares owned by Mr. Koether's wife and 30,000 shares held in a discretionary account for one of his brokerage customers. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(4)      Reflects 397,666 shares of common stock held by AVH.   Mr. Galuchie may
         be deemed to be the beneficial owner of the shares owned by AVH. Mr. Galuchie disclaims beneficial ownership of the shares.

(5) Reflects 949,231 shares of common stock held by Shamrock and AVH, and beneficially owned by Messrs. Koether and Galuchie (see Notes 2, 3 and
         4).


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     No information is required to be reported under this item.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

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

          27       Financial Data Schedule.

     (b)  Reports on form 8-K
          -------------------
          None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN METALS SERVICE, INC.




Dated: November 27, 1998                     By:/s/ Paul O. Koether
                                             -----------------------------------
                                             Paul O. Koether
                                             Chairman of the Board and President
                                             (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 27, 1998                     /s/ Paul O. Koether
                                             -----------------------------------
                                             Paul O. Koether
                                             Chairman of the Board,
                                             President and Director
                                             (Principal Executive Officer)


Dated: November 27, 1998                     /s/ John W. Galuchie, Jr.
                                             -----------------------------------
                                             John W. Galuchie, Jr.
                                             Vice President, Treasurer
                                             and Director


Dated: November 27, 1998                     /s/ Mark W. Jaindl
                                             -----------------------------------
                                             Mark W. Jaindl
                                             Director


Dated: November 27, 1998                     /s/ Mark Koscinski
                                             -----------------------------------
                                             Mark Koscinski
                                             Vice President and Secretary
                                             (Principal Accounting and
                                              Financial Officer)