Form 10QSB
period 1998-11-30
AMERICAN METALS SERVICE INC
filed 1999-01-14
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:       November 30, 1998


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

                          Yes   X       No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 31, 1998, the issuer had 1,966,748 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                          Yes           No   X

PART I -  FINANCIAL INFORMATION
------    ---------------------

Item 1.-  Financial Statements
------    ---------------------



                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                            November 30,
                                                               1998
                                                            ------------
                                                           ($000 Omitted)
ASSETS

    Current assets:
        Cash and cash equivalents, including
          U.S. treasury bills of $2,037,000                    $2,158
                                                               ------
               Total current assets                            $2,158
                                                               ======


LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities               $    4
                                                               ------
               Total current liabilities                            4
                                                               ------

    Stockholders' equity:
        Common stock, $.01 par value, 6,000,000
           shares authorized, 1,966,767 outstanding                20
        Additional capital in excess of par value               3,067
        Accumulated deficit                                   (   933)
                                                               ------

               Total stockholders' equity                       2,154
                                                               ------
               Total liabilities and stockholders'
                  equity                                       $2,158
                                                               ======


                 See accompanying note to financial statements.






                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       For the three months
                                                        ended November 30,
                                                        1998         1997
                                                       ------       ------
                                                          ($000 Omitted,
                                                       Except Per Share Data)


Interest income                                         $   25       $   27

General and administrative expenses                         16           16
                                                        ------       ------

Income before income taxes                                   9           11

Provision for income taxes                                   -            -
                                                        ------       ------

Net income                                              $    9       $   11
                                                        ======       ======

Basic and diluted net income per share                  $  .01       $  .01
                                                        ======       ======

Weighted average number of shares
    outstanding (in 000's)                               1,969        1,951
                                                        ======       ======




                 See accompanying note to financial statements.




                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  For the three months ended
                                                       November 30, 1998
                                                  ---------------------------
                                                     1998             1997
                                                    ------           ------
                                                        ($000 Omitted)

Cash flows from operating activities:
        Net cash provided by
           operating activities                    $   10           $    7

Cash flows from financing activities:
        Purchase of common stock                  (     3)               -
                                                   ------           ------

Net increase in cash and cash
    equivalents                                         7                7
Cash and cash equivalents at beginning
    of the period                                   2,151            2,111
                                                   ------           ------
Cash and cash equivalents at end of
    the period                                     $2,158           $2,118
                                                   ======           ======


Reconciliation of net income to net
 cash provided by operating activities:
    Net income                                     $    9           $   11
        Adjustments to reconcile net income
               to net cash provided by
               operating activities:
        Change in accounts payable
             and accrued liabilities                    1          (     4)
                                                   ------           ------
    Net cash provided by operating
        activities                                 $   10           $    7
                                                   ======           ======



                 See accompanying note to financial statements.


                          AMERICAN METALS SERVICE, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (Unaudited)




1.   Basis of Presentation
     ---------------------

        The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of November 30, 1998 and for the three months ended November 30, 1998 and 1997 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998, as filed with the Securities and Exchange Commission.

        The results of operations for the three months ended November 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Item 2. - Management's Discussion and Analysis or Plan of Operations
          ----------------------------------------------------------

Results of Operations
---------------------

        Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury Securities. Interest income for the quarters ended November 30, 1998 and 1997, was approximately $25,000 and $ 27,000 respectively. This decrease was due to lower interest rates on the Company's U.S. Treasury Securities.

        For the three months ended November 30, 1998 and 1997, general and administrative expenses were $16,000. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the quarters ended November 30, 1998 and 1997 consist of stockholder, insurance and other miscellaneous expenses.


Liquidity and Capital Resources
-------------------------------

        At November 30, 1998, cash and cash equivalents and net working capital were approximately $2,158,000 and $2,154,000, respectively. U.S. Treasury Securities of approximately $2,037,000 mature at various dates through February 11, 1999 and bear interest rates ranging from 3.96% to 4.92%. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at November 30, 1998 is approximately $1.10 per share.

Year 2000 Matters
-----------------

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

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

PART II - OTHER INFORMATION
---------------------------

Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

               (a)    Exhibits
                      --------

                      (27). Financial Data Schedule for the three months ended November 30, 1998.

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


                                                  AMERICAN METALS SERVICE, INC.




Dated: January 14, 1999                           By:/s/ Mark Koscinski
                                                  ------------------------------
                                                  Mark Koscinski
                                                  Vice President and Secretary
                                                  (Principal Accounting Officer)