Form 10QSB
period 1999-02-28
AMERICAN METALS SERVICE INC
filed 1999-04-12
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      February 28, 1999
                                              -----------------


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10093
                                               -------


                          AMERICAN METALS SERVICE, INC.
                          -----------------------------
       (Exact name of small business issuer as specified in its charter)


         Florida                                            59-1224913
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (908) 234-0078
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No _____

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 28, 1999, the issuer had 1,949,622 shares of its common stock, par value $.01, per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                          Yes           No X

PART I -          FINANCIAL INFORMATION

Item 1. -         Financial Statements


                          AMERICAN METALS SERVICE, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                           February 28,
                                                              1999
                                                          -------------
                                                         ($000 Omitted)

ASSETS

    Current assets:
        Cash and cash equivalents, including
          U.S. treasury bills of $2,035,000                   $2,144
                                                              ------
               Total current assets                           $2,144
                                                              ======



LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities              $    3
                                                              ------
               Total current liabilities                           3
                                                              ------

    Stockholders' equity:
        Common stock, $.01 par value, 6,000,000
           shares authorized, 1,949,622
           shares outstanding                                     19
        Additional capital in excess of par value              3,050
        Accumulated deficit                                  (   928)
                                                              ------

               Total stockholders' equity                      2,141
                                                              ------

               Total liabilities and stockholders'
                  equity                                      $2,144
                                                              ======




                 See accompanying notes to financial statements.

                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          For the three months
                                                           ended February 28,
                                                          --------------------
                                                            1999         1998
                                                          --------     -------
                                                             ($000 Omitted,
                                                          Except Per Share Data)



Interest income                                           $   21         $   26

General and administrative expenses                           15             16
                                                          ------         ------

Income before income taxes                                     6             10

Provision for income taxes                                     -              -
                                                          ------         ------

Net income                                                $    6         $   10
                                                          ======         ======

Basic and diluted net income per share                    $    -         $  .01
                                                          ======         ======

Weighted average number of shares
    outstanding (in 000's)                                 1,958          1,957
                                                          ======         ======



                 See accompanying notes to financial statements.

                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       For the six months ended
                                                              February 28,
                                                       ------------------------
                                                        1999              1998
                                                       --------        --------
                                                            ($000 Omitted,
                                                         Except Per Share Data)




Interest income                                        $   45            $   53

General and administrative expenses                        31                32
                                                       ------            ------
Income before income taxes                                 14                21

Provision for income taxes                                  -                 -
                                                       ------            ------

Net income                                             $   14            $   21
                                                       ======            ======

Basic and diluted net income per share                 $  .01            $  .01
                                                       ======            ======

Weighted average number of shares
    outstanding (in 000's)                              1,963             1,957
                                                       ======            ======




                 See accompanying notes to financial statements.

                          AMERICAN METALS SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the six months
                                                            ended February 28,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
                                                             ($000 Omitted)
Cash flows from operating activities:
        Net cash provided by
           operating activities                         $    14          $   18

Cash flows from financing activities:
        Issuance of common stock upon
          exercise of stock options                           -              16
        Purchase of common stock                        (    21)              -
                                                         ------          ------

        Net cash provided by (used in)
           financing activities                         (    21)             16
                                                         ------          ------

Net increase (decrease) in cash and cash
    equivalents                                         (     7)             34
Cash and cash equivalents at beginning
    of the period                                         2,151           2,111
                                                         ------          ------
Cash and cash equivalents at end of
    the period                                           $2,144          $2,145
                                                         ======          ======

Reconciliation of net income
      to net cash provided by
      operating activities:
  Net income                                             $   14          $   21
        Adjustments to reconcile net income
           to net cash provided by
           operating activities:
        Change in accounts payable
           and accrued liabilities                            -         (     3)
                                                         ------          ------
        Net cash provided by operating
           activities                                    $   14          $   18
                                                         ======          ======



                 See accompanying notes to financial statements.

                          AMERICAN METALS SERVICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.  Basis of Presentation
    ---------------------

The accompanying unaudited financial statements of American Metals Service, Inc. (the "Company") as of February 28, 1999 and for the quarters and six month periods ended February 28, 1999 and 1998 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998, as filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended February 28, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.


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

Item 2. -      Management's Discussion and Analysis or Plan of
               -----------------------------------------------
               Operations
               ----------


Results of Operations
---------------------

Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating company. In the interim, available cash is being invested in U.S. Treasury Securities. Interest income for the quarter ended February 28, 1999, was approximately $21,000, compared to $26,000 in the comparable quarter of the prior fiscal year. For the six month period ended February 28, 1999, interest income was $45,000 compared to $53,000 for the comparable period of the prior fiscal year. The decrease in interest income during the current fiscal year compared to the prior fiscal year was due to lower available interest rates on the Company's cash equivalents.

General and administrative expenses were $15,000 and $16,000 for the quarters ended February 28, 1999 and 1998, respectively, and $31,000 and $32,000 for the six month periods ended February 28, 1999 and 1998, respectively. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. This fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the three month and six month periods ended February 28, 1999 and 1998 consist of stockholder, insurance and other miscellaneous expenses.

Liquidity and Capital Resources
-------------------------------

At February 28, 1999, cash and cash equivalents and net working capital were approximately $2,144,000 and $2,141,000, respectively. U.S. Treasury securities of approximately $2,035,000 mature at various dates through May 13,1999 and bear interest rates ranging from 4.43% to 4.53%. Management believes the Company's cash and cash equivalents and net working capital are adequate for its remaining business activities and for the costs of seeking an acquisition of an operating business. The net book value of the Company at February 28, 1999 is approximately $1.10 per share.

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

PART II -      OTHER INFORMATION
-------        -----------------

Item 6. -      Exhibits and Reports on Form 8-K
-------        --------------------------------

        (a)       Exhibits
                  --------

           (27). Financial Data Schedule for the six months ended February 28, 1999.

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


                                                 AMERICAN METALS SERVICE, INC.




Dated: April 12, 1999                           By: /s/ Mark Koscinski
                                                   --------------------------
                                                   Mark Koscinski
                                                   Vice President and Secretary