Form 10QSB
period 1999-05-31
AMERICAN METALS SERVICE INC
filed 1999-07-15
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: May 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File No.: 0-10093
                                               -------


                              GOLF ROUNDS.COM, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                           22-3664872
-------------------------------                          -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)



                                 (908) 901-9250
                            -------------------------
                           (Issuer's telephone number)

                          AMERICAN METALS SERVICE, INC.
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ----     ----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 30, 1999, the issuer had 2,099,571 shares of its common stock, par value $.01, per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes        No  X
                                     ----      ----

PART I - FINANCIAL INFORMATION

Item 1. -Financial Statements


                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)







                                                                      May 31,
                                                                       1999
                                                                   ------------
                                                                  ($000 Omitted)

ASSETS
------

    Current assets:
      Cash and cash equivalents                                       $2,127
      Prepaid expenses                                                     8
                                                                      ------
          Total current assets                                         2,135
    Intangible assets, net                                               181
    Equipment:
      Office equipment                                                     2
      Accumulated depreciation                                             -
                                                                      ------
        Net equipment                                                      2
                                                                      ------
          Total assets                                                $2,318
                                                                      ======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

    Current liabilities:
      Accounts payable and accrued liabilities                        $   50
                                                                      ------
          Total current liabilities                                       50
                                                                      ------

    Stockholders' equity:
      Common stock, $.01 par value, 12,000,000
         shares authorized, 2,099,573
         shares issued and outstanding                                    21
      Additional capital in excess of par value                        3,200
      Accumulated deficit                                            (   953)
                                                                      ------

          Total stockholders' equity                                   2,268
                                                                      ------

          Total liabilities and stockholders'
            equity                                                    $2,318
                                                                      ======

                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the three months
                                                              ended May 31,
                                                          --------------------
                                                           1999          1998
                                                          ------        ------
                                                             ($000 Omitted,
                                                         Except Per Share Data)



Interest income                                           $   23       $   26

Expenses:
  General, administrative and other                           33           23
  Amortization                                                16            -
                                                          ------       ------
    Total expenses                                            49           23
                                                          ------       ------

Net income (loss)                                        ($   26)      $    3
                                                          ======       ======

Basic and diluted net income (loss)
  per share                                              ($  .01)      $    -
                                                          ======       ======



                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                           For the nine months
                                                               ended May 31,
                                                          ---------------------
                                                           1999           1998
                                                          -------       -------
                                                              ($000 Omitted,
                                                          Except Per Share Data)




Interest income                                             $   69      $   79

Expenses:
  General, administrative and other                             64          55
  Amortization                                                  16           -
                                                            ------      ------
    Total expenses                                              80          55
                                                            ------      ------

Net income (loss)                                          ($   11)     $   24
                                                            ======      ======

Basic and diluted net income (loss)
  per share                                                ($  .01)     $  .01
                                                            ======      ======



                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the nine months
                                                              ended May 31,
                                                           -------------------
                                                            1999          1998
                                                           ------       ------
                                                             ($000 Omitted)

Cash flows from operating activities:
  Net income (loss)                                      ($    11)      $   24
  Adjustments:
      Increase in prepaid expenses                       (      8)           -
      Increase (decrease) in accounts
        payable and accrued liabilities                        47      (     4)
      Amortization                                             16            -
                                                          -------       ------
        Net cash provided by
          operating activities                                 44           20
                                                          -------       ------


Cash flows from investing activities -
  Purchase of equipment                                  (      2)           -
                                                          -------       ------

        Net cash used in investing activities            (      2)           -
                                                          -------       ------



Cash flows from financing activities:
  Issuance of common stock upon exercise
    of stock options                                            -           16
  Capitalized costs in connection
    with the asset purchase of PKG Design                (     45)           -
  Repurchase of common stock                             (     21)           -
                                                          -------       ------
        Net cash provided by (used in)
          financing activities                           (     66)          16
                                                          -------       ------


Net increase (decrease) in cash and cash
  equivalents                                            (     24)          36

Cash and cash equivalents at beginning
  of period                                                 2,151        2,111
                                                          -------       ------

Cash and cash equivalents at end of period                $ 2,127       $2,147
                                                          =======       ======

Non-cash investing and financing activities:

   In May, 1999 the Company issued 150,000 of common stock in connection with the asset purchase of PKG Design, Inc.

                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.  Basis of Presentation
    ---------------------

     The accompanying unaudited financial statements of Golf Rounds.com, Inc. formerly American Metals Service, Inc. (the "Company") as of May 31, 1999 and for the three and nine month periods ended May 31, 1999 and 1998 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998, as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine month periods ended May 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior years' financial statements have been reclassified to conform to the current year's presentation.


2.   Acquisitions
     ------------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company liquidated the assets of its former business, and on May 18, 1999, the Company acquired the assets of PKG Design, Inc., the developer of two Internet websites: golfrounds.com and skiingusa.com (the "Acquisition").

     In connection with the Acquisition, the Company issued to the seller 100,000 newly issued shares of common stock of the Company and reserved another 280,000 shares, of which 100,000 will be issued if revenues for the first year after the acquisition exceed $200,000 and the balance if revenues for the period exceed $350,000. Additionally, 50,000 newly issued shares of common stock were issued to the finder of the Acquisition for services rendered. The cost associated with the issuance of the shares to the seller and to the finder comprise the cost of the Acquistion.

     The Acquisition is being accounted for by the purchase method. The total purchase price for this transaction of approximately $197,000 has been allocated to intangible assets, representing the value assigned to the websites acquired in the Acquisition. The intangibles are being amortized on a straight-line basis over a one-year period. The Company will not receive a tax benefit for the amortization. Had the Acquisition been effective on September 1, 1997, the net loss for the nine months ended May 31, 1998 would have been approximately $223,000 or $.11 per share. For the nine months ended May 31, 1999, the net loss would have been approximately $119,000 or $.06 per share. These proforma net losses resulted principally from recording the expense of the employment agreement, amortization of intangible assets, salary, and other miscellaneous expenses, from September 1, 1997. This proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future.

3.   Income Per Share
     ----------------

     Income per common share is based on the weighted average number of shares outstanding. Excluded from the income per share calculation are contingently issuable shares which, if included, would have an antidilutive effect.

4.   Compensation Arrangements
     -------------------------

     In connection with the Acquisition, the Company entered into an employment agreement with Thomas K. Van Herwarde, the Company's President, for an initial term of one-year at an annual salary of $90,000 (the "Agreement"). Mr. Van Herwarde was the sole stockholder of PKG Design, Inc. On the expiration of the one-year period, and on each yearly anniversary thereafter, unless otherwise terminated, the Agreement will automatically renew for an additional one-year period.

Item 2. -  Management's   Discussion  and  Analysis  of  Financial Condition and
-------    ---------------------------------------------------------------------
           Results of Operations
           ---------------------

     This Form 10-QSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.


Overview
--------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company liquidated the assets of its former business and in May 1999, acquired the assets of PKG Design, Inc., the developer of two Internet websites: golfrounds.com and skiingusa.com. The Company is now in the publishing business of Internet websites through this acquisition. The Company has an exclusive arrangement with Lycos, Inc.("Lycos"), a major Internet guide, to provide golf content through its golfrounds.com website. Currently the Company's primary revenue source is the sale of advertising through Lycos. To date the Company has not generated significant revenues from its websites.

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet.

     The Company's success may depend in part upon the emergence of the Internet
as  a  communications  medium,   prospective  product  development  efforts  and
acceptance of the Company's brand name in the marketplace.


Results of Operations
---------------------

     Available cash is invested in U.S. Treasury Securities. Interest income for the third quarter ended May 31, 1999 was approximately $23,000 compared to $26,000 in the comparable quarter of the prior fiscal year. For the nine months ended May 31, 1999 interest income was $69,000 compared to $79,000 for the comparable period of the prior fiscal year. The decrease in interest income was due to lower available interest rates on the Company's cash equivalents.

     General, administrative and other expenses were $33,000 and $23,000 for the quarters ended May 31, 1999 and 1998, respectively, and $64,000 and $55,000 for the nine month periods ended May 31, 1999 and 1998, respectively. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. The fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the three and nine month periods ended May 31, 1999 and 1998 consist of legal, amortization of intangibles, stockholder, insurance, salary and miscellaneous expenses. The increase in general, administrative and other expenses of $9,000 for the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998 was primarily due to legal expenses of $12,000 incurred in connection with the preparation of the Company's proxy material. Amortization expense of $16,000 was incurred in connection with the Acquisition for the three and nine months ended May 31, 1999.

Liquidity and Capital Resources
-------------------------------

     At May 31, 1999, cash and cash equivalents and working capital were approximately $2,127,000 and $2,085,000 respectively. U.S. Treasury Securities of approximately $2,035,000 mature at various dates through August 12, 1999 and bear interest rates ranging from 4.29% to 4.63%.

Year 2000 Matters
-----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Miscalculations could cause disruption of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities.

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its internal computer systems. The Company uses "off the shelf" accounting software to maintain its accounting systems. All of these software applications are already Year 2000 compliant. The cost of being Year 2000 compliant was nominal. All costs associated with this conversion have been expensed as incurred. Additionally, the Company has contacted its principal suppliers of hardware, software, and Internet services. All suppliers have provided Year 2000 compliance statements.

Employment Arrangements
-----------------------

     In May 1999, the Company  entered into an employment  agreement with Thomas
K. Van Herwarde, the Company's President, for an initial term of one-year at an annual salary of $90,000 (the "Agreement"). Mr. Van Herwarde was the sole stockholder of PKG Design, Inc. On the expiration of the one-year period, and on each yearly anniversary thereafter, unless otherwise terminated, the Agreement will automatically renew for an additional one-year period.

PART II -  OTHER INFORMATION
-------    -----------------

Item 4. - Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on June 29, 1999. The following is a tabulation of the voting results for each item submitted to the stockholders:

     1.   Votes cast for the election of Directors:


                                              For                      Withheld
                                            ---------                  --------

     Paul O. Koether                        1,690,791                   14,141
     John W. Galuchie, Jr.                  1,690,791                   14,141
     Mark W. Jaindl                         1,690,708                   14,224
     Thomas K. Van Herwarde                 1,690,708                   14,224



     2. To approve an amendment to the Company's Certificate of Incorporation to provide for an increase of the authorized shares from 6,000,000 to 12,000,000.

               FOR                        AGAINST                   ABSTAIN
            ----------                    -------                   -------
            1,673,221                     29,661                     2,050



     3. To approve an amendment to the Company's Certificate of Incorporation to reincorporate in Delaware.

            FOR               AGAINST            ABSTAIN             UNVOTED
          ---------           -------            -------             -------
          1,418,220            24,984             1,855              259,873



     4. To approve an amendment to the Company's Certificate of Incorporation to effect a name change to Golf Rounds.com, Inc.

               FOR                        AGAINST                   ABSTAIN
            ----------                    -------                   -------
            1,672,784                     28,925                     3,223

Item 6. -  Exhibits and Reports on Form 8-K
------     --------------------------------

        (a)           Exhibits

        (2)           Agreement and Plan of Merger

        (3)(i).1      Articles of Incorporation

        (3)(ii).1     By-laws

        (10)          Employment agreement with Thomas K. Van Herwarde dated May
                      17, 1999.

        (27)          Financial Data Schedule for the nine months ended May 31,
                      1999.



        (b)    Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GOLF ROUNDS.COM, INC.




Dated: July 15, 1999                           By: /s/ John W. Galuchie, Jr.
                                                   ----------------------------
                                                   John W. Galuchie, Jr.
                                                   Vice President and Treasurer