Form 10KSB
period 1999-08-31
GOLF ROUNDS COM INC
filed 1999-11-26
CIK 319016

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended August 31, 1999

[ ]      Transition Report Under Section 13 or 15(d) of the  Securities Exchange
         Act  of  1934  [No  Fee  Required]  For  the   transition   period from
         __________ to __________.

                         Commission File Number 0-10093
                                                -------

                              GOLF ROUNDS.COM, INC.
          -------------------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                        22-3664872
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

           376 Main Street, P. O. Box 74, Bedminster, New Jersey 07921
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (908) 901-9250
                                               --------------

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

                             YES   X      NO
                                 -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             YES   X      NO
                                 -----       ------

Issuer's revenues for the fiscal year ended August 31, 1999 were approximately $94,000.


As of November 26, 1999, there were 2,099,496 shares of the registrant's common stock, $.01 par value, issued and outstanding.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 26, 1999, was approximately $1,600,000.

Transitional Small Business Disclosure Format        Yes       No    X
                                                        -----     ------

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I



Item 1.   DESCRIPTION OF BUSINESS
------    -----------------------

General
-------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company liquidated the assets of its former business and in May 1999, acquired the assets of PKG Design, Inc., the developer of two Internet websites: golfrounds.com and skiingusa.com. The Company is in the publishing business of Internet websites through this acquisition. The Company has an exclusive arrangement with Lycos, Inc. ("Lycos"), a major Internet guide, to provide golf content through its golfrounds.com website. Currently the Company's primary revenue source is the sale of advertising through Lycos. To date the Company has not generated significant revenues from its websites.

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet.

     The Company's success may depend in part upon the emergence of the Internet
as  a  communications  medium,   prospective  product  development  efforts  and
acceptance of the Company's brand name and products in the marketplace.


     The Company was incorporated in 1968 under the laws of the State of Florida. Its executive offices were located in Miami, Florida until September 1992 when such offices were relocated to Bedminster, New Jersey. During June 1999 stockholders approved an amendment to reincorporate in the state of Delaware.


Asset Value Holdings, Inc. ("AVH")
----------------------------------

     AVH, a Delaware corporation, is wholly-owned by Asset Value Fund Limited Partnership, a New Jersey limited partnership ("Asset Value"), which is engaged in investing in securities. The sole general partner of Asset Value is Asset Value Management, Inc., a Delaware corporation, which is a wholly-owned subsidiary of Kent Financial Services, Inc., a Delaware corporation ("Kent"). Kent's principal business is the operation of its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston"), a securities broker-dealer registered with the National Association of Securities Dealer, Inc. and Asset Value. Until December 1994, the Company was a majority-owned subsidiary of AVH. Through a series of upstream transactions, AVH distributed approximately 88% of its ownership interest in the Company to Kent, which, in turn, distributed such shares to its stockholders (the "Distribution"). At October 31, 1999, AVH and certain affiliates own approximately 44% of the Company's outstanding common stock.

Employees
---------

     On August 31, 1999, the Company had one employee, the Company's president. (See Note 8 of Notes to Financial Statements). Certain administrative functions for the Company are performed by Kent personnel.


Item 2.      DESCRIPTION OF PROPERTY
------       -----------------------

             None.


Item 3.      LEGAL PROCEEDINGS
------       -----------------

             None.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

             None.

                                     PART II


Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------       --------------------------------------------------------

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

                                 Fiscal Year Ended
                                  August 31, 1999
                               ---------------------
            Quarter            High Bid      Low Bid
            -------            --------      -------

            First               $1.02         $1.00
            Second               1.44           .88
            Third                2.69           .90
            Fourth               3.13          1.50


                                 Fiscal Year Ended
                                  August 31, 1998
                               ---------------------
            Quarter            High Bid      Low Bid
            -------            --------      -------

            First               $1.03         $ .80
            Second               1.06          1.03
            Third                1.06          1.00
            Fourth               1.05          1.00

     As of September 30,1999, there were approximately 4,600 shareholders of record.

     The Company has not paid any cash dividends on the common stock since its organization. The Board of Directors has no present plans for the payment of dividends.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------       ---------------------------------------------------------

     This Form 10-KSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any performance suggested by these statements.

Overview
--------

     Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company liquidated the assets of its former business and in May 1999, acquired the assets of PKG Design, Inc., the developer of two Internet websites: golfrounds.com and skiingusa.com. The Company is in the publishing business of Internet websites through this acquisition. The Company has an exclusive arrangement with Lycos, Inc. ("Lycos"), a major Internet guide, to provide golf content through its golfrounds.com website. Currently, the Company's primary revenue source is the sale of advertising through Lycos. To date the Company has not generated significant revenues from its websites.

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet.

     The Company's success may depend in part upon the emergence of the Internet
as  a  communications  medium,   prospective  product  development  efforts  and
acceptance of the Company's brand name and products in the marketplace.

Results of Operations
---------------------

     Available cash is being invested in interest-bearing deposits and in U.S. Treasury securities. Cash and cash equivalents at August 31, 1999 were approximately $2,036,000 and the Company has no funded debt. Included in cash and cash equivalents were $1,959,000 of U.S. Treasury bills which have maturities through November 12,1999 and yields ranging between 4.59% and 4.93%. For the years ended August 31, 1999 and 1998, interest income of $88,000 and $104,000 was earned on U.S. Treasury securities. The decrease in interest income was due to lower interest rates. Other income of $6,000 in the year ended August 31, 1999 consisted of $1,000 from Internet advertising income and $5,000 from the payment of a previously reserved accounts receivable.

     General, administrative and other expense was $137,000 and $75,000 for the fiscal years ended August 31, 1999 and 1998, respectively. Included in general and administrative expense is a management fee of $50,000 that was charged to the Company by Kent in each of the fiscal years ended August 31, 1999 and 1998. This fee was for corporate governance, financial management, and accounting services and was based on Kent's estimated costs. Management believes the cost allocation is reasonable. General, administrative and other expense also includes insurance expense of $21,000, legal expense of $17,000, salaries of $31,000, and other expenses of $18,000 for the fiscal year ended August 31, 1999, compared to insurance expense of $1,000,advertising expense of $6,000, consulting fees of $6,000, and other expenses of $12,000 for the fiscal year ended August 31, 1998. The Company also incurred amortization expense of $65,000 for the year ended August 31, 1999, which was in connection with the acquisition of PKG Design, Inc. (For more information see Note 3 of Notes to Financial Statements.)

Liquidity and Capital Resources
-------------------------------

     As of August 31, 1999, the Company had cash and cash equivalents and working capital of approximately $2,036,000 and $2,034,000, respectively. During the fiscal year ended August 31, 1999 the Company repurchased 20,000 shares of its common stock for an aggregate cost of $21,000. All shares acquired were purchased at market prices and have been returned to the status of authorized and unissued shares. In addition, during the fiscal year ended August 31, 1999 the Company issued 150,000 shares of common stock in connection with the asset purchase of PKG Design, Inc. Capitalized costs related to the asset purchase amounted to $45,000.

     The Company believes its cash and cash equivalents are sufficient for its current business activities.

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

     The company uses computer hardware, software, and a third party Internet service provider in its business. We have contacted our principal vendors of hardware and software. All vendors contacted have notified us that the hardware and software we use is year 2000 compliant.

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

Item 7.      FINANCIAL STATEMENTS:
------       --------------------

             Independent Auditors' Report

             Balance Sheet at August 31, 1999

             Statements of Operations
                   for the years ended August 31, 1999 and 1998

             Statements of Stockholders' Equity for the
                   years ended August 31, 1999 and 1998

             Statements of Cash Flows for the years ended
                   August 31, 1999 and 1998

             Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Golf Rounds.com, Inc.


We have audited the accompanying balance sheet of Golf Rounds.com, Inc., as of August 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Rounds.com, Inc., as of August 31, 1999 and the results of its operations and cash flows for the years ended August 31, 1999 and 1998 in conformity with generally accepted accounting principles.










/s/ Bederson & Company LLP

Bederson & Company LLP
West Orange, New Jersey
November 3, 1999

                               GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)




                                                                  August 31,
                                                                     1999
                                                                  ----------

ASSETS
------

  Current assets:
     Cash and cash equivalents                                     $ 2,036
     Prepaid expenses                                                    8
                                                                   -------
           Total current assets                                      2,044
  Intangible assets, net of accumulated
    amortization of $65                                                132
  Equipment, net of accumulated
    depreciation of $1                                                   5
                                                                   -------
           Total assets                                            $ 2,181
                                                                   =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Current liabilities:
     Accrued liabilities                                           $    10
                                                                   -------
           Total current liabilities                                    10
                                                                   -------

  Stockholders' equity:
     Common stock, $.01 par value, 12,000,000
        shares authorized, 2,099,497
        outstanding                                                     21
     Additional capital in excess of par value                       3,200
     Accumulated deficit                                          (  1,050)
                                                                   -------

           Total stockholders' equity                                2,171
                                                                   -------

           Total liabilities and stockholders'
             equity                                                $ 2,181
                                                                   =======




                 See accompanying notes to financial statements.

                               GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)




                                                        Year Ended August 31,
                                                       -----------------------
                                                        1999             1998
                                                       ------          -------


Revenues:
  Interest                                             $   88           $  104
  Other                                                     6                -
                                                       ------           ------
      Total revenue                                        94              104
                                                       ------           ------

Expenses:
  General, administrative and other                       137               75
  Amortization                                             65                -
                                                       ------           ------
      Total expenses                                      202               75
                                                       ------           ------

Net income (loss)                                     ($  108)          $   29
                                                       ======           ======

Basic and diluted net income
    (loss) per share                                  ($  .05)          $  .02
                                                       ======           ======

Weighted average number of
    shares outstanding (in 000's)                       2,000            1,963
                                                       ======           ======




                 See accompanying notes to financial statements.



                                                             GOLF ROUNDS.COM, INC.
                                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                               (000 Omitted)


                                                                  Accumulated
                                      Common Stock                Capital in                              Total
                              ------------------------------       Excess of          Accumulated      Stockholders'
                                Shares           Par Value         Par Value            Deficit           Equity
                              ----------        ------------     ------------         -----------      -------------
Balance at
August 31,
1997                            1,951            $   20            $3,054             ($  971)           $2,103

Repurchase and
cancellation of
common stock                  (     1)                -           (     1)                  -           (     1)

Issuance of
common stock upon
exercise of stock
options                            20                 -                17                   -                17

Net income                          -                 -                 -                  29                29

Balance at
August 31,                     ------            ------            ------              ------            ------
1998                            1,970                20             3,070             (   942)            2,148
                               ------            ------            ------              ------            ------

Repurchase and
cancellation of
common stock                  (    20)                -           (    21)                  -           (    21)

Issuance of
common stock                      150                 1               151                   -               152

Net loss                            -                 -                 -             (   108)          (   108)

Balance at
August 31,                     ------            ------            ------              ------            ------
1999                            2,100            $   21            $3,200             ($1,050)           $2,171
                               ------            ------            ------              ------            ------

                                          See accompanying notes to financial statements.


                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)




                                                  For the year ended August 31,
                                                 ------------------------------
                                                   1999                  1998
                                                 --------              --------

Cash flows from operating activities:
   Net income (loss)                            ($   108)               $   29
   Adjustments:
     Increase in prepaid expenses               (      8)                    -
     Increase (decrease) in
       accrued liabilities                             7               (     5)
     Amortization of intangible assets                65                     -
                                                 -------                ------
       Net cash provided by (used in)
        operating activities                    (     44)                   24
                                                 -------                ------

Cash flows from investing activities -
   Purchase of equipment                        (      5)                    -
                                                 -------                ------
       Net cash used in investing activities    (      5)                    -
                                                 -------                ------
Cash flows from financing activities:
   Issuance of common stock upon exercise
     of stock options                                  -                    17
   Capitalized costs in connection
     with the asset purchase of PKG Design      (     45)                    -
   Repurchase of common stock                   (     21)              (     1)
                                                 -------                ------
       Net cash provided by (used in)
        financing activities                    (     66)                   16
                                                 -------                ------

Net increase (decrease) in cash and cash
   equivalents                                  (    115)                   40

Cash and cash equivalents at beginning
   of period                                       2,151                 2,111
                                                 -------                ------

Cash and cash equivalents at end of period       $ 2,036                $2,151
                                                 =======                ======

Non-cash investing and financing activities:

     In May, 1999 the Company issued 150,000 shares of common stock in connection with the asset purchase of PKG Design, Inc.



                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED AUGUST 31, 1999 AND 1998

NOTE 1 - CORPORATE OPERATIONS
-----------------------------

     Until the fourth quarter of fiscal 1992, Golf Rounds.com, Inc. (the Company) was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals. The Company liquidated the assets of its former business, and in May, 1999, the Company acquired the assets of PKG Design, Inc., the developer of two Internet websites: golfrounds.com and skiingusa.com.(the "Acquisition").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash Equivalents
----------------

     The Company considers all U.S. Treasury securities purchased with an original maturity of three months or less to be cash equivalents.

Equipment
---------

     The Company records equipment at cost. Depreciation is computed using the straight-line method over the related estimated useful life of the asset, which is a two-year period.

     The Company evaluates the carrying value of its long-lived assets whenever there is a significant change in the use of an asset and adjusts the carrying
value,  if  necessary,   to  reflect  the  amount  recoverable   through  future
operations.

Intangible Assets
-----------------

     A value for intangible assets had been established in connection with the acquisition of PKG Design, Inc.(described in Note 3). Intangible assets are being amortized using the straight-line method over one year.

Income Taxes
------------

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

Net Income Per Common Share
---------------------------

     Net income per share is based on the weighted average number of shares outstanding. Excluded from the income per share calculation are contingently issuable shares which, if included, would have an antidilutive effect.

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

NOTE 3 - ACQUISITIONS
---------------------

     In connection with the Acquisition, the Company issued to the seller of PKG Design, Inc. 100,000 newly issued shares of common stock of the Company and reserved another 280,000 shares, of which 100,000 will be issued if revenues for the first year after the acquisition exceed $200,000 and the balance if revenues for the period exceed $350,000. Additionally, 50,000 newly issued shares of common stock were issued to the finder of the Acquisition for services rendered. The cost associated with the issuance of the shares to the seller and to the finder comprise the cost of the Acquisition.

     The Acquisition is being accounted for by the purchase method. The total purchase price for this transaction of approximately $197,000 has been allocated to intangible assets, representing the value assigned to the websites acquired in the Acquisition. The intangibles are being amortized on a straight-line basis over a one-year period. The Company will not receive a tax benefit for the amortization. Had the Acquisition been effective on September 1, 1997, the net loss for the year ended August 31, 1998 would have been approximately $258,000 or $.12 per share. For the year ended August 31, 1999, the net loss would have been approximately $175,000 or $.08 per share. These proforma net losses resulted principally from recording the expense of the employment agreement, amortization of intangible assets, salary, and other miscellaneous expenses, from September 1, 1997. This proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future.

NOTE 4 - INCOME TAXES
---------------------

     At August 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $227,000 for Federal income tax reporting purposes, and $177,000 for state income tax reporting purposes.

     The federal NOLs expire beginning in the year 2011 and the state NOLs expire beginning in the year 2003.

     The tax effects of significant items composing the Company's net deferred tax asset as of August 31, 1999 are as follows (in $000's):

      Deferred tax asset:
        Federal NOLs                             $ 46
        State NOLs                                 12
        AMT credit carryforward                     6
                                                 ----
                                                   64

      Valuation allowance                       (  64)
                                                 ====
      Net deferred tax asset                     $  -
                                                 ====


     Due to the uncertainty of realizing these deferred tax assets, a valuation allowance of an equal amount is maintained, resulting in a net deferred tax asset of zero.

NOTE 5 - CAPITAL STOCK
----------------------

     From time to time since October 1996, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. During the fiscal year ended August 31, 1999 and 1998, the Company repurchased 20,520 and 533 shares, for an aggregate cost of approximately $21,000 and $600, respectively. All shares acquired through August 31, 1999 have been canceled and returned to the status of authorized but unissued. On June 12, 1999, the stockholders authorized an increase in the authorized number of shares from 6,000,000 to 12,000,000.

NOTE 6 - STOCK OPTION PLANS
---------------------------

     In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten years from the date of grant. There were no options granted, or canceled under the incentive stock option plan in the fiscal years ended August 31, 1999 and 1998. One hundred thousand shares were available for grant at August 31, 1999. During the fiscal year ended August 31, 1998 the Company issued 20,000 shares of common stock due to the exercise of stock options by a then current director of the Company for total proceeds of $17,000.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company retains the firm of Rosenman & Colin LLP ("R&C") for certain legal services. The wife of the Chairman of the Board is of counsel to R&C. R&C has billed the Company $31,000 for the fiscal year ended August 31, 1999. These billings were for services related to the acquisition of PKG Design, Inc. There were no billings to the Company from R&C for the fiscal year ended August 31, 1998.

     The Company paid a management fee to Kent Financial Services, Inc. ("Kent") of $50,000 in 1999 and 1998 for management services performed for the Company by Kent personnel. These services included corporate governance, financial management, and accounting services. Kent is the indirect parent of Asset Value Holdings, Inc., which was the beneficial owner of 19% of the Company's common stock at August 31, 1999. The management fees were based on Kent's estimated costs, and management believes the cost allocation is reasonable.

NOTE 8 - COMPENSATION AGREEMENTS
--------------------------------

     In connection with the Acquisition, the Company entered into an employment agreement with Thomas K. Van Herwarde, the Company's President, for an initial term of one-year at an annual salary of $90,000 commencing May 17, 1999 (the "Agreement"). Mr. Van Herwarde was the sole stockholder of PKG Design, Inc. On the expiration of the one-year period, and on each yearly anniversary thereafter, unless otherwise terminated by either party, the Agreement will automatically renew for an additional one-year period.

                                    PART III

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------


          None
          ----


Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             -------------------------------------------------------------
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
             -------------------------------------------------

     The following table provides information with respect to current Directors and executive officers of the Company:

                                       Position and Office            Director
       Name               Age      Presently Held with Company          Since
---------------------     ---      ---------------------------        --------
Paul O. Koether            63      Chairman and Director                 1992

Thomas K. Van Herwarde     41      President and Director                1999

John W. Galuchie, Jr.      46      Vice President, Treasurer             1992
                                     and Director


     Paul O. Koether is principally engaged in the following businesses: (i) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent and (ii) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston"), a securities broker-dealer, and since July 1992 as Chairman and director of the Company and from July 1992 to May 1999, President of the Company. Mr. Koether also has been Chairman since April 1988, President from April 1989 to February 1997 and a director since March 1988 of Pure World, Inc. ("Pure World"), and for more than five years, the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is Pure World's principal stockholder. Until August 1994, when it sold its majority ownership to an unaffiliated party, Pure World operated as a real estate asset manager through its wholly-owned subsidiary, NorthCorp Realty Advisors, Inc. ("NorthCorp"). Prior to its sale, Mr. Koether also served as Chairman and a director of NorthCorp. Since December 1994, Mr. Koether has been a director of Pure World Botanicals, Inc. ("PWBI"), a wholly-owned subsidiary of Pure World, and since January 1995, its Chairman. PWBI is a manufacturer of natural products. In September 1998 Mr. Koether was elected a director and Chairman of Cortech, Inc.("Cortech") a biopharmaceutical company.

     Thomas K. Van Herwarde. Since May 1999, Mr. Van Herwarde has been President of the Company. From 1995 through May 1999, he was President of PKG Design, Inc., a developer of two internet websites. In 1994, Mr. Van Herwarde was self-employed as a consultant to e-marketing, e-commerce and online retail companies.

     John W. Galuchie, Jr., a certified public accountant, is principally engaged in the following businesses: (i) the Company as Vice President, Treasurer and a director since July 1992; (ii) Pure World, as Executive Vice President since April 1988, director from January 1990 until October 1994 and for more than five years as Vice President and director of Sun; (iii) Kent, in various executive positions since 1986 and a director from June 1989 until August

1993; (iv) Winston, as President since January 1990 and director since September 1989. Mr. Galuchie served as a director of Crown NorthCorp, Inc., the successor corporation to NorthCorp from June 1992 to August 1996. In September 1998, Mr. Galuchie was elected a director and President of Cortech. Mr. Galuchie served as a director of HealthRite, Inc., a nutritional product company, from December 1998 to June 1999. Since September 1999, Mr. Galuchie has been a director of Gish Biomedical, Inc., a medical device manufacturer.


Item 10.     EXECUTIVE COMPENSATION
-------      ----------------------

     There is shown below information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended August 31, 1999, 1998 and 1997 for those persons who were, at August 31, 1999 the chief executive officer, or who was among the four most highly compensated executive officers of the Company, whose annual compensation exceeds $100,000 (the "Named Officers").




                                     Summary Compensation Table

                                                                   Long-Term
                                   Annual Compensation (1) (2)    Compensation      Other
Name and Principal            --------------------------------    ------------      -----
Officer              Year     Salary     Bonus       Other (3)    Options (#)
Paul O. Koether      1999     $     -    $   -       $      -              -          -
Chairman             1998     $     -    $   -       $      -              -          -
                     1997     $     -    $   -       $      -              -          -



Employment Arrangements
-----------------------

     In May 1999, the Company  entered into an employment  agreement with Thomas
K. Van Herwarde, the Company's President, for an initial term of one-year at an annual salary of $90,000 (the "Agreement"). Mr. Van Herwarde was the sole stockholder of PKG Design, Inc. On the expiration of the one-year period, and on each yearly anniversary thereafter, unless otherwise terminated by either party, the Agreement will automatically renew for an additional one-year period.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------      --------------------------------------------------------------

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of November 26, 1999, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director who owns shares of common stock and by all directors and officers as a group:


                                        Number of Shares         Approximate
Name and Address                         of Common Stock           Percent
of Beneficial Owner                   Beneficially Owned(1)        of Class
-------------------                   ---------------------      -----------

Shamrock Associates
  211 Pennbrook Road
  Far Hills, NJ 07931                      817,470(2)               38.94%


Paul O. Koether
  211 Pennbrook Road
  Far Hills, NJ 07931                      909,690(3)               43.33%


John W. Galuchie, Jr.
  376 Main Street
  Bedminster, NJ 07921                     419,166(4)               19.97%


Asset Value Holdings, Inc.
  376 Main Street
  Bedminster, NJ 07921                     400,000                  19.05%


Thomas K. Van Herwarde
  376 Main Street
  Bedminster, NJ 07921                     100,000                   4.76%


All directors and officers
 as a group (3 persons)                  1,014,690(5)               48.33%

------------------------------
* Represents less than one percent

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below.

(2)      Includes  400,000  shares  of  common  stock  held  by  AVH.   Shamrock
         Associates, as the ultimate parent of AVH, disclaims beneficial ownership of these shares.

(3) Includes 417,470 shares beneficially owned by Shamrock Associates. As the general partner of Shamrock, Mr. Koether may be deemed to own these shares beneficially. Includes 400,000 shares held by AVH. Mr. Koether may be deemed to be the beneficial owner of the shares owned by AVH. Includes 14,166 shares owned by Sun Equities Corporation, a private corporation of which Mr. Koether is Chairman and a principal stockholder. Includes 1,666 shares held by Mr. Koether's Keogh Plan.
         Includes 20,000 shares owned by Mr. Koether's wife and 15,000 shares held in discretionary accounts for his brokerage customers. Mr. Koether is also a limited partner of Shamrock and may be deemed to own beneficially that percentage of the shares owned by Shamrock represented by his partnership percentage. Mr. Koether disclaims beneficial ownership of such shares.

(4) Reflects 400,000 shares of common stock held by AVH. Mr. Galuchie may be deemed to be the beneficial owner of the shares owned by AVH. Mr. Galuchie disclaims beneficial ownership of the shares. Includes 14,166 shares owned by Sun, a private corporation of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of such shares.

(5) Reflects 1,014,690 shares of common stock held by Shamrock and AVH, and beneficially owned by Messrs. Koether and Galuchie (see Notes 2, 3 and
         4).

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------      ----------------------------------------------

         No information is required to be reported under this item.


Item 13.     EXHIBITS AND REPORTS ON FORM 8-K
-------      --------------------------------

(a)      Exhibits
         --------

         (1) Agreement and Plan of Merger, incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999, Commission File 0-10093.

         (3) (i) .1      Articles  of  Incorporation,   incorporated  herein  by
                         reference  to  the  Company's  Quarterly Report on Form
                         10-QSB for the quarter  ended  May 31, 1999, Commission
                         File 0-10093.

         (3) (ii) .1     By-laws,  incorporated  herein  by   reference  to  the
                         Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999, Commission File 0-10093.

         (10) Employment agreement with Thomas K. Van Herwarde dated May 17, 1999, incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999, Commission File 0-10093.

         (27)            Financial Data Schedule



(b)      Reports on form 8-K
         --------------------
                  None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GOLF ROUNDS.COM, INC.




Dated: November 26, 1999                           By:/s/ Paul O. Koether
                                                   ---------------------------
                                                   Paul O. Koether
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


Dated: November 26, 1999                           /s/ John W. Galuchie, Jr.
                                                   ---------------------------
                                                   John W. Galuchie, Jr.
                                                   Vice President, Treasurer
                                                   and Director
                                                   (Principal Accounting
                                                   and Financial Officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 26, 1999                           /s/ Paul O. Koether
                                                   ---------------------------
                                                   Paul O. Koether
                                                   Chairman of the Board,
                                                   and Director
                                                   (Principal Executive Officer)


Dated: November 26, 1999                           /s/ Thomas K. Van Herwarde
                                                   ---------------------------
                                                   Thomas K. Van Herwarde
                                                   President and Director


Dated: November 26, 1999                           /s/ John W. Galuchie, Jr.
                                                   ---------------------------
                                                   John W. Galuchie, Jr.
                                                   Vice President, Treasurer
                                                   and Director
                                                   (Principal Accounting
                                                   and Financial Officer)