Form 10KSB/A
period 1999-08-31
GOLF ROUNDS COM INC
filed 1999-11-29
CIK 319016

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 (Amendment # 1)

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


As of November 26, 1999, there were 2,099,496 shares of the registrant's common stock, $.01 par value, issued and outstanding.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 26, 1999, was approximately $1,600,000.

Transitional Small Business Disclosure Format        Yes       No    X
                                                        -----     ------

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I



Item 1.   DESCRIPTION OF BUSINESS
------    -----------------------

General
-------




     The Company had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until it liquidated its assets in the fourth quarter of its fiscal year of 1992. In May of 1999, the Company became a publisher of Internet Websites through its acquisition of PKG Design, Inc., the developer and owner of two Internet websites: golfrounds.com and skiingusa.com. Prior to the acquisition, PKG Design had entered into an agreement with Lycos, Inc. ("Lycos"), a major Internet guide. Under the agreement, Lycos incorporated golfrounds.com into the Lycos website so that its customers could use Lycos to obtain information about golf (the "Lycos Agreement"). Almost all of the Company's modest revenues to date were derived from selling advertisements, often called banners, to reach Lycos customers. Recently, Lycos informed the Company that the Lycos Agreement would be canceled effective December 5, 1999. While the Company is attempting to negotiate content distribution agreements such as the Lycos Agreement, with other Internet guides, there is no assurance that such an agreement or agreements will be made, or if made that these agreements would generate significant revenue.

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

Overview
--------



     The Company had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until it liquidated its assets in the fourth quarter of its fiscal year of 1992. In May of 1999, the Company became a publisher of Internet Websites through its acquisition of PKG Design, Inc., the developer and owner of two Internet websites: golfrounds.com and skiingusa.com. Prior to the acquisition, PKG Design had entered into an agreement with Lycos, Inc. ("Lycos"), a major Internet guide. Under the agreement, Lycos incorporated golfrounds.com into the Lycos website so that its customers could use Lycos to obtain information about golf (the "Lycos Agreement"). Almost all of the Company's modest revenues to date were derived from selling advertisements, often called banners, to reach Lycos customers. Recently, Lycos informed the Company that the Lycos Agreement would be canceled effective December 5, 1999. While the Company is attempting to negotiate content distribution agreements such as the Lycos Agreement, with other Internet guides, there is no assurance that such an agreement or agreements will be made, or if made that these agreements would generate significant revenue.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GOLF ROUNDS.COM, INC.




Dated: November 29, 1999                           By:/s/ Paul O. Koether
                                                   ---------------------------
                                                   Paul O. Koether
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


Dated: November 29, 1999                           /s/ John W. Galuchie, Jr.
                                                   ---------------------------
                                                   John W. Galuchie, Jr.
                                                   Vice President, Treasurer
                                                   and Director
                                                   (Principal Accounting
                                                   and Financial Officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 29, 1999                           /s/ Paul O. Koether
                                                   ---------------------------
                                                   Paul O. Koether
                                                   Chairman of the Board,
                                                   and Director
                                                   (Principal Executive Officer)


Dated: November 29, 1999                           /s/ Thomas K. Van Herwarde
                                                   ---------------------------
                                                   Thomas K. Van Herwarde
                                                   President and Director


Dated: November 29, 1999                           /s/ John W. Galuchie, Jr.
                                                   ---------------------------
                                                   John W. Galuchie, Jr.
                                                   Vice President, Treasurer
                                                   and Director
                                                   (Principal Accounting
                                                   and Financial Officer)