Form 10QSB
period 1999-11-30
GOLF ROUNDS COM INC
filed 1999-12-23
CIK 319016

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   November 30, 1999
                                           -----------------


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10093
                                               -------


                              GOLF ROUNDS.COM, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                       22-3664872
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (908) 901-9250
                         -------------------------------
                           (Issuer's telephone number)

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X        No
                             ------       ------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 22, 1999, the issuer had 2,099,491 shares of its common stock, par value $.01, per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                          Yes           No   X
                             -----        ------

PART I -          FINANCIAL INFORMATION
------            ---------------------

Item 1. -         Financial Statements
------            --------------------


                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                 November 30,
                                                                     1999
                                                                 ------------
                                                                ($000 Omitted)

ASSETS
------

  Current assets:
     Cash and cash equivalents                                       $1,981
     Prepaid expenses                                                     7
                                                                     ------
         Total current assets                                         1,988
  Intangible assets, net of accumulated
     amortization of $115                                                83
  Equipment, net of accumulated
     depreciation of $1                                                   5
                                                                     ------
         Total assets                                                $2,076
                                                                     ======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Current liabilities:
     Accrued liabilities                                             $    8
                                                                     ------
         Total current liabilities                                        8
                                                                     ------

  Stockholders' equity:
     Common stock, $.01 par value, 12,000,000
        shares authorized, 2,099,491
        shares issued and outstanding                                    21
     Additional capital in excess of par value                        3,200
     Accumulated deficit                                            ( 1,153)
                                                                     ------

         Total stockholders' equity                                   2,068
                                                                     ------

         Total liabilities and stockholders'
            equity                                                   $2,076
                                                                     ======




                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                         For the three months
                                                          ended November 30,
                                                         ---------------------
                                                          1999           1998
                                                         ------         ------
                                                              ($000 Omitted,
                                                          Except Per Share Data)


Revenues:
  Interest                                              $   22         $   25
  Other                                                      1              -
                                                        ------         ------
    Total revenues                                          23             25
                                                        ------         ------

Expenses:
  General, administrative and other                         77             16
  Amortization                                              49              -
                                                        ------         ------
    Total expenses                                         126             16
                                                        ------         ------

Net income (loss)                                      ($  103)        $    9
                                                        ======         ======

Basic and diluted net income (loss)
  per share                                            ($  .05)        $  .01
                                                        ======         ======

Weighted average number of shares
  outstanding (in 000's)                                 2,099          1,969
                                                        ======         ======




                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the three months
                                                            ended November 30,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
                                                              ($000 Omitted)

Cash flows from operating activities:
  Net income (loss)                                       ($  103)      $    9
  Adjustments:
      Amortization and depreciation                            50            -
      Other, net                                          (     1)           1
                                                           ------       ------
      Net cash provided by (used in)
        operating activities                              (    54)          10
                                                           ------       ------


Cash flows from investing activities -
  Purchase of equipment                                   (     1)           -
                                                           ------       ------
      Net cash used in investing activities               (     1)           -
                                                           ------       ------


Cash flows from financing activities -
  Repurchase of common stock                                    -      (     3)
                                                           ------       ------
      Net cash used in
        financing activities                                    -      (     3)
                                                           ------       ------


Net increase (decrease) in cash and cash
  equivalents                                             (    55)           7

Cash and cash equivalents at beginning
  of period                                                 2,036        2,151
                                                           ------       ------

Cash and cash equivalents at end of period                 $1,981       $2,158
                                                           ======       ======



                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of Golf Rounds.com, Inc. (the "Company") as of November 30, 1999 and for the three month periods ended November 30, 1999 and 1998 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999, as filed with the Securities and Exchange Commission.

     The results of operations for the three month periods ended November 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior years' financial statements have been reclassified to conform to the current year's presentation.


2.   Income Per Share
     ----------------

     Income per common share is based on the weighted average number of shares outstanding. Excluded from the income per share calculation for the three months ended November 30, 1999 are contingently issuable shares which, if included, would have an antidilutive effect.

Item 2. -     Management's Discussion and Analysis of Financial
-------       -------------------------------------------------
              Condition and Results of Operations
              -----------------------------------

     This Form 10-QSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.


Overview
--------

     The Company had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until it liquidated its assets in the fourth quarter of its fiscal year of 1992. In May of 1999, the Company became a publisher of Internet websites through its acquisition of PKG Design, Inc., the developer and owner of two Internet websites: golfrounds.com and skiingusa.com. Prior to the acquisition, PKG Design had entered into an agreement with Lycos, Inc. ("Lycos"), a major Internet guide. Under the agreement, Lycos incorporated golfrounds.com into the Lycos website so that its customers could use Lycos to obtain information about golf (the "Lycos Agreement"). The non-interest revenues have been insignificant and almost all were derived from selling advertisements, often called banners, to reach Lycos customers. The Lycos Agreement was canceled by Lycos effective December 5, 1999. On December 2, 1999, the Company entered into a content licensing and distribution agreement with TicketMaster OnLine - CitySearch, Inc. ("TMCS"). Under the agreement, TMCS will include the Company's golf content on the TMCS Internet websites. In exchange, the Company will receive a portion of net receipts generated from advertising banners, sponsorships or other devices on the TMCS sites. There can be no assurance that these revenues will be significant.

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

Results of Operations
---------------------

     Available cash is invested in U.S. Treasury Securities with original maturities of less than three months. For the three months ended November 30, 1999 interest income was $22,000 compared to $25,000 for the comparable period of the prior fiscal year. The decrease in interest income was due to lower invested balances.

     General, administrative and other expenses were $77,000 and $16,000 for the three months ended November 30, 1999 and 1998, respectively. A management fee of $12,500 per quarter is paid to an affiliated company for accounting, financial and administrative management. The fee is based on the affiliate's estimated costs, and management believes that the allocation method is reasonable. The remaining general and administrative expenses for the three month period ended November 30, 1999 consists primarily of salary expenses of $25,000, health insurance expenses of $18,000 and legal expenses of $10,000. Amortization expense of $49,000 was incurred in connection with the acquisition of PKG Design, Inc. for the three months ended November 30, 1999.

Liquidity and Capital Resources
-------------------------------

     At November 30, 1999, cash and cash equivalents and working capital were approximately $1,981,000 and $1,980,000 respectively. U.S. Treasury Securities of approximately $1,900,000 mature at various dates through February 10, 2000 and bear interest rates ranging from 4.84% to 5.18%.

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

        Item 6. -      Exhibits and Reports on Form 8-K
        -------        --------------------------------


        (27)           Financial Data Schedule



        (b)       Reports on Form 8-K
                  -------------------

                  None

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GOLF ROUNDS.COM, INC.




Dated: December 23, 1999                      By: /s/ John W. Galuchie, Jr.
                                                  -----------------------------
                                                  John W. Galuchie, Jr.
                                                  Vice President and Treasurer