Form 10QSB
period 2000-02-29
GOLF ROUNDS COM INC
filed 2000-04-14
CIK 319016

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   February 29, 2000


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File No.: 0-10093

                              GOLFROUNDS.COM, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                22-3664872
         --------------------------------               --------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


            135 Kinnelon Road, Suite 104B, Kinnelon, New Jersey 07405
            ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (973) 492-3520
                            --------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 10, 2000, the issuer had 3,447,496 shares of common stock, par value $.01, per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                Yes _____   No   X

PART I -          FINANCIAL INFORMATION
------            ---------------------

Item 1. -         Financial Statements

                              GOLFROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                              February 29,
                                                                  2000
                                                              -------------
                                                              ($000 Omitted)

ASSETS

    Current assets:
        Cash and cash equivalents                                 $1,881
        Prepaid expenses                                              11
                                                                  ------
           Total current assets                                    1,892
    Intangible assets, net of
     accumulated amortization of $164                                 33
    Equipment, net of accumulated
     depreciation of $2                                                6
                                                                  ------
           Total assets                                           $1,931
                                                                  ======


LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued
         liabilities                                              $   51
                                                                  ------
               Total current liabilities                              51
                                                                  ------

    Stockholders' equity:
        Common stock, $.01 par value,
          12,000,000 shares authorized,
          2,099,491 shares issued and outstanding                     21
        Additional capital in excess of par value                  3,200
        Accumulated deficit                                      ( 1,341)
                                                                 -------

               Total stockholders' equity                          1,880
                                                                  ------

               Total liabilities and stockholders'
                 equity                                           $1,931
                                                                  ======





                 See accompanying notes to financial statements.

                              GOLFROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three months
                                                    ended February 29 & 28,
                                                    2000              1999
                                                    ----              ----
                                                         ($000 Omitted,
                                                      Except Per Share Data)
Revenues:
    Interest                                       $  25             $  21
    Other                                              3                 -
                                                   -----             -----
        Total revenues                                28                21
                                                   -----             -----

Expenses:
    General, administrative and other               167                 15
    Amortization                                     50                  -
                                                  -----              -----
        Total expenses                              217                 15
                                                  -----              -----

Net income (loss)                                $( 189)             $   6
                                                   ====              =====

Basic and diluted net income (loss) per share    $( .09)             $   -
                                                                     =====

Weighted average number of shares outstanding
    (in 000's)                                    2,099              1,958
                                                  =====              =====


                 See accompanying notes to financial statements.

                              GOLFROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the six months
                                                    ended February 29 & 28,
                                                    2000              1999
                                                    ----              ----
                                                         ($000 Omitted,
                                                      Except Per Share Data)

Revenues:
    Interest                                       $  47             $  45
    Other                                              4                 -
                                                   -----             -----
        Total revenues                                51                45
                                                   -----             -----

Expenses:
    General, administrative and other                244                31
    Amortization                                      99                 -
                                                   -----             -----
        Total expenses                               343                31
                                                   -----             -----

Net (loss) income                                  $(292)            $  14
                                                   =====             =====

Basic and diluted net (loss) income per share      $(.14)            $ .01
                                                   =====             =====

Weighted average number of shares outstanding
   (in 000's)                                      2,099             1,963
                                                   =====             =====


                 See accompanying notes to financial statements.

                              GOLFROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the six months
                                                    ended February 29 & 28,
                                                    2000              1999
                                                    ----              ----
                                                         ($000 Omitted,
                                                      Except Per Share Data)

Cash flows from operating activities:
Net (loss) income                                 $  (292)           $   14
Adjustments:
Increase in prepaid expenses                           (3)                -
Amortization and depreciation                         101                 -
Increase in accounts payable
   and accrued expenses                                42                 -
                                                    -----           -------
Net cash provided by
operating activities                                 (152)               14
                                                      ---           -------


Cash flows from investing activities                    -                 -
Purchase of equipment                                  (3)                -
                                                    -----           -------
Net cash used in investing activities                  (3)                -
                                                    -----           -------


Cash flows from financing activities                    -                 -
Repurchase of common stock                              -               (21)
                                                    -----           -------
Net cash used in
financing activities                                    -               (21)
                                                    -----           -------


Net (decrease) in cash and cash                      (155)               (7)
equivalents

Cash and cash equivalents at beginning
of period                                           2,036              2,151
                                                   ------             ------

Cash and cash equivalents at end of period         $1,881             $2,144
                                                   ======             ======



                 See accompanying notes to financial statements.

                              GOLFROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements of GolfRounds.com, Inc. (the "Company") as of February 29, 2000 and for the six month periods ended February 29, 2000 and February 28, 1999 reflect all material adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999, as filed with the Securities and Exchange Commission.

     The results of operations for the three- and six-month periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

2. Income Per Share

     Income per common share is based on the weighted average number of shares outstanding. Excluded from the income per share calculations for the three and six months ended February 29, 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

Item 2. -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
           -------------------------------------------------------------

     This Form 10-QSB contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Overview

     The Company had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until it liquidated its assets in the fourth quarter of its fiscal year of 1992. In May 1999, the Company became a publisher of Internet websites through its acquisition of PKG Design, Inc., the developer and owner of two Internet websites: golfrounds.com and skiingusa.com. Prior to the acquisition, PKG Design had entered into an agreement with Lycos, Inc. ("Lycos"), a major Internet guide. Under the agreement, Lycos incorporated golfrounds.com into the Lycos website so that its customers could use Lycos to obtain information about golf (the "Lycos Agreement"). The non-interest revenues have been insignificant and almost all were derived from selling advertisements, often called banners, to reach Lycos customers. The Lycos Agreement was canceled by Lycos effective December 5, 1999. On December 2, 1999, the Company entered into a content licensing and distribution agreement with TicketMaster OnLine - CitySearch, Inc. ("TMCS"). Under the agreement, TMCS will include the Company's golf content on the TMCS Internet websites. In exchange, the Company will receive a portion of net receipts generated from advertising banners, sponsorships or other devices on the TMCS sites. There can be no assurance that these revenues will be significant.

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

     The Company was incorporated in 1968 under the laws of the State of Florida. Its executive offices were located in Miami, Florida until September 1992 when such offices were relocated to Bedminster, New Jersey. In June 1999 the Company reincorporated in the state of Delaware. In April 2000 the Company's executive offices were relocated to Kinnelon, New Jersey.

     Effective on February 3, 2000, Paul O. Koether, John W. Galuchie, Jr. and Thomas K. Van Herwarde resigned as directors of the Company and Robert H. Donehew, Larry Grossman and John F. McCarthy, III took office as the new directors of the Company. The change in composition of the board occurred in connection with the sale on January 24, 2000 by Messrs. Koether, Galuchie and Van Herwarde and certain other sellers of 500,000 shares of the Company's common stock to seven purchasers. Mr. Van Herwarde remains President of the Company. In connection with the sale, Mr. Koether and several entities he controls gave a designee of the purchasers irrevocable proxies to vote an additional 449,690 shares of common stock owned by Mr. Koether and the entities he controls.

Results of Operations

     Available cash is invested in U.S. Treasury Securities with original maturities of less than three months. For the six months ended February 29, 2000 interest income was $47,000 compared to $45,000 for the comparable period of the prior fiscal year.

     General, administrative and other expenses were $244,000 for the six months ended February 29, 2000. Until March 31, 2000, a management fee of $12,500 per quarter was paid to a company with which the Company was formerly affiliated for accounting, financial and administrative management. The fee was based on the former affiliate's estimated costs. On a going-forward basis, management will be handling these tasks internally and such management fee will no longer be paid. The remaining general and administrative expenses for the six-month period ended February 29, 2000 consisted primarily of salary expenses of $62,000, health insurance expenses of $65,000, legal expenses of $30,000 and stockholder services expenses of $21,000. Amortization expense of $99,000 was incurred in connection with the acquisition of PKG Design, Inc. for the six months ended February 29, 2000.

     Until September 1, 1999, the Company self-insured the first $20,000 of employee medical claims per employee per year. From September 1, 1999 until March 31, 2000, the Company self-insured the first $50,000 of employee medical claims per employee per year. Effective as of March 31, 2000, the Company no longer self-insures its employees' medical claims.

Liquidity and Capital Resources

     At February 29, 2000, cash and cash equivalents and working capital were approximately $1,881,000. U.S. Treasury Securities of approximately $1,766,000 mature at various dates through May 4, 2000 and bear interest rates ranging from 5.11% to 5.7%.

     On March 16, 2000, the Company sold an aggregate of 1,333,005 shares of common stock in a private placement that resulted in $1,566,672 of additional capital for the Company.

Year 2000 Compliance

     The Year 2000 problem is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. If not corrected, this could result in system failures or miscalculations that could result in service or other interruptions. To date, we have not experienced any significant Year 2000 problems.

     Testing and compliance monitoring as part of our Year 2000 program will continue into 2000 to ensure that system changes and additions are Year 2000 compliant.

PART II - OTHER INFORMATION
-------   -----------------

Item 2. - Changes in Securities

     On March 13, 2000, the Company issued five year options to purchase 20,000 shares of its common stock, par value $.01 per share, at a price of $2.5625 per share, to each of its directors - Robert H. Donehew, John F. McCarthy III, and Larry Grossman. Also on March 13, 2000, the Company issued 15,000 shares of its common stock to Robert H. Donehew in consideration for his agreement to serve as Vice President and Treasurer of the Company. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for these private transactions.

     On March 16, 2000, the Company sold 1,333,005 shares of common stock, par value $.01 per share, of the Company, at a purchase price of $1.375 per share (for aggregate gross proceeds of approximately $1,833,000), to 29 accredited investors in a private placement offering. M.H. Meyerson & Co., Inc. acted as the placement agent for the offering and was paid commissions of $128,301.60 and a non-accountable expense allowance of $54,986.40. M.H. Meyerson also received five year options to purchase 200,251 shares of the Company's common stock at a price of $1.50 per share. The Company relied on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder for an exemption from registration for this offering and the issuance of options to M.H. Meyerson.

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

         (a)   Exhibits

               10.1 Content Licensing and Distribution Agreement, dated
                    December 2, 1999, between the Company and TicketMaster OnLine - CitySearch, Inc.*

               10.2 Form of option agreement for options issued as of March 13,
                    2000.

               10.3 Form of subscription agreement for private offering.

               10.4 Form of agency agreement for private offering.

               10.5 Form of placement agent's purchase option for private offering.

               10.6 Form of registration rights agreement between the Company and certain security holders.

               27   Financial Data Schedule.

               __________________________________
               * To be filed by amendment.

         (b)   Reports on Form 8-K

               On January 19, 2000, the Company filed a report on Form 8-K to announce, pursuant to Item 1 of Form 8-K, that agreements had been signed relating to a pending change of control of the Company.

               On February 8, 2000, the Company filed a report on Form 8-K to announce, pursuant to Item 1 of Form 8-K, that a change of control of the Company had occurred.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOLF ROUNDS.COM, INC.

Dated: April 13, 2000                  By: /s/ Robert H. Donehew
                                          ----------------------
                                          Robert H. Donehew
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX

Number    Description
------    -----------

10.1 Content Licensing and Distribution Agreement, dated December 2, 1999, between the Company and TicketMaster OnLine - CitySearch, Inc.*

10.2      Form of option agreement for options issued as of March 13, 2000.

10.3      Form of subscription agreement for private offering.

10.4      Form of agency agreement for private offering.

10.5      Form of placement agent's purchase option for private offering.

10.6 Form of registration rights agreement between the Company and certain security holders.

27        Financial Data Schedule.

__________________________________
* To be filed by amendment.