Form 10QSB/A
period 2000-02-29
GOLF ROUNDS COM INC
filed 2000-05-25
CIK 319016

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   February 29, 2000
                                 ------------------


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


                                 (973) 492-3520
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 22, 2000, the issuer had 3,432,377 shares of common stock, par value $.01, per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __  No X

PART I -          FINANCIAL INFORMATION
------            ---------------------

Item 1. -         Financial Statements

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                  February 29,
                                                                                                      2000
                                                                                           --------------------------
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

                              GOL ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
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

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          For the six months
                                                                                         ended February 29 & 28,
                                                                                    2000                        1999
                                                                                    ----                        ----
                                                                                            ($000 Omitted,
                                                                                         Except Per Share Data)
Revenues:
    Interest                                                                         $  47                        $  45
    Other                                                                                4                            -
                                                                                     -----                        -----
        Total revenues                                                                  51                           45
                                                                                     -----                        -----

Expenses:
    General, administrative and other                                                  244                           31
    Amortization                                                                        99                            -
                                                                                     -----                        -----
        Total expenses                                                                 343                           31
                                                                                     -----                        -----

Net (loss) income                                                                    $(292)                       $  14
                                                                                     =====                        =====

Basic and diluted net (loss) income per share                                       $ (.14)                       $ .01
                                                                                    ======                        =====

Weighted average number of shares outstanding (in 000's)                             2,099                        1,963
                                                                                     =====                        =====


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the six months
                                                                                         ended February 29 & 28,
                                                                                     2000                       1999
                                                                                     ----                       ----
                                                                                             ($000 Omitted,
                                                                                         Except Per Share Data)
Cash flows from operating activities:

Net (loss) income                                                                  $  (292)                      $   14
Adjustments:
Increase in prepaid expenses                                                          (  3)                           -
Amortization and depreciation                                                          101                            -
Increase in accounts payable
   and accrued expenses                                                                 42                            -
                                                                                     -----                      -------
Net cash provided by
operating activities                                                                  (152)                          14
                                                                                       ---                        -----


Cash flows from investing activities -
Purchase of equipment                                                                 (  3)                           -
                                                                                     -----                      -------
Net cash used in investing activities                                                 (  3)                           -
                                                                                     -----                      -------


Cash flows from financing activities -
Repurchase of common stock                                                               -                         ( 21)
                                                                                     -----                       -------
Net cash used in
financing activities                                                                     -                         ( 21)
                                                                                     -----                       -------


Net (decrease) in cash and cash                                                       (155)                        (  7)
equivalents

Cash and cash equivalents at beginning
of period                                                                            2,036                        2,151
                                                                                    ------                       ------

Cash and cash equivalents at end of period                                          $1,881                       $2,144
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

Item 2. -   Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
            Results of Operations
            ---------------------

     This Form 10-QSB contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Overview

     The Company had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until it liquidated its assets in the fourth quarter of its fiscal year of 1992. In May 1999, the Company became a publisher of Internet websites through its acquisition of PKG Design, Inc., the developer and owner of two Internet websites: golf rounds.com and skiingusa.com. Prior to the acquisition, PKG Design had entered into an agreement with Lycos, Inc. ("Lycos"), a major Internet guide. Under the agreement, Lycos incorporated golf rounds.com into the Lycos website so that its customers could use Lycos to obtain information about golf (the "Lycos Agreement"). The non-interest revenues have been insignificant and almost all were derived from selling advertisements, often called banners, to reach Lycos customers. The Lycos Agreement was canceled by Lycos effective December 5, 1999. On December 2, 1999, the Company entered into a content licensing and distribution agreement with TicketMaster OnLine - CitySearch, Inc. ("TMCS"). Under the agreement, TMCS will include the Company's golf content on the TMCS Internet websites. In exchange, the Company will receive a portion of net receipts generated from advertising banners, sponsorships or other devices on the TMCS sites. There can be no assurance that these revenues will be significant.

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

     Until September 1, 1999, the Company self-insured the first $20,000 of employee medical claims per employee per year. From September 1, 1999 until March 31, 2000, the Company self- insured the first $50,000 of employee medical claims per employee per year. Effective as of March 31, 2000, the Company no longer self-insures its employees' medical claims.

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

Year 2000 Compliance

     The Year 2000 problem is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. If not corrected, this could result in system failures or miscalculations that could result in service or other interruptions. To date, we have not experienced any significant Year 2000 problems.

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

Item 6. -     Exhibits and Reports on Form 8-K
-------       --------------------------------

     (a)      Exhibits
              --------

              10.1* Content Licensing and Distribution Agreement, dated December 2, 1999, between the Company and TicketMaster OnLine - CitySearch, Inc.

              10.2** Form of option agreement for options issued as of March 13, 2000.

              10.3**   Form of subscription agreement for private offering.

              10.4**   Form of agency agreement for private offering.

              10.5** Form of placement agent's purchase option for private offering.

              10.6** Form of registration rights agreement between the Company and certain security holders.

              27**     Financial Data Schedule.

------------------------------

* Confidential treatment has been requested for portions of this exhibit pursuant to an application under Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and filed separately with the Securities and Exchange Commission.

**   Previously filed.

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

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLF ROUNDS.COM, INC.

Dated: May 23, 2000                         By: /s/ Robert H. Donehew
                                               ----------------------
                                               Robert H. Donehew
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

Number    Description
------    -------------

10.1* Content Licensing and Distribution Agreement, dated December 2, 1999, between the Company and TicketMaster OnLine - CitySearch, Inc.*

10.2**    Form of option agreement for options issued as of March 13, 2000.

10.3**    Form of subscription agreement for private offering.

10.4**    Form of agency agreement for private offering.

10.5**    Form of placement agent's purchase option for private offering.

10.6** Form of registration rights agreement between the Company and certain security holders.

27**      Financial Data Schedule.

------------------------------

* Confidential treatment has been requested for portions of this exhibit pursuant to an application under Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and filed separately with the Securities and Exchange Commission.

**   Previously filed.