Form 10QSB
period 2000-05-31
GOLF ROUNDS COM INC
filed 2000-07-06
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   May 31, 2000
                                          -------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________.


                         Commission file number 0-10093
                                                -------


                              GOLF ROUNDS.COM, INC.
         ---------------------------------------------------------------
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


                                 (973) 492-3520
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 27, 2000, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __  No X

PART I -          FINANCIAL INFORMATION
------            ---------------------


Item 1. -         Financial Statements



                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                               May 31,
                                                                2000
                                                            ------------

ASSETS

Current assets:
Cash and cash equivalents                                    $ 3,318,676
Prepaid expenses                                                  33,468
                                                             -----------
Total current assets                                           3,352,144
Intangible assets, net of accumulated
amortization of $197,217                                               0
Equipment, net of accumulated
depreciation of $3,256                                             7,711
Security deposits                                                  3,057
                                                             -----------
Total assets                                                 $ 3,362,912
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued
liabilities                                                      28,544
                                                            -----------
Total current liabilities                                        28,544
                                                            -----------

Stockholders' equity:
Common stock, $.01 par value,
12,000,000 shares authorized,
3,447,377 shares issued and
outstanding                                                      34,474
Additional capital in excess of
par value                                                     4,791,677
Accumulated deficit                                          (1,491,783)
                                                            -----------

Total stockholders' equity                                    3,334,368
                                                            -----------

Total liabilities and
stockholders' equity                                        $ 3,362,912
                                                            ===========



                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months
                                                   ended May 31,
                                                2000           1999
                                                ----           ----

Revenues:
Interest                                    $    43,909   $    23,044
Other                                             1,662             0
                                            -----------   -----------
Total revenues                                   45,571        23,044
                                            -----------   -----------

Expenses:
General, administrative and other               162,589        32,797
Amortization and depreciation                    33,782        16,434
                                            -----------   -----------
Total expenses                                  196,371        49,231
                                            -----------   -----------

Net (loss)                                  $  (150,800)  $   (26,187)
                                            ===========   ===========

Basic and diluted net (loss) per
share                                       $      (.04)  $      (.01)

Weighted average number of shares
outstanding                                   3,447,377     2,099,571
                                            ===========   ===========


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the nine months
                                                      ended May 31,
                                                   2000           1999
                                                   ----           ----

Revenues:
Interest                                       $    91,392   $    68,526
Other                                                5,657             0
                                               -----------   -----------
Total revenues                                      97,049        68,526
                                               -----------   -----------

Expenses:
General, administrative and other                  405,631        63,425
Amortization                                       134,073        16,434
                                               -----------   -----------
Total expenses                                     539,704        80,018
                                               -----------   -----------

Net (loss)                                     $  (442,655)  $   (11,492)
                                               ===========   ===========

Basic and diluted net (loss) per share         $      (.13)  $      (.01)

Weighted average number of shares outstanding    3,447,377   $ 2,099,571
                                               ===========   ===========




                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                For the nine months
                                                   ended May 31,
                                                 2000          1999
                                                 ----          ----

Cash flows from operating activities:

Net (loss) income                           $  (442,655)  $   (11,492)
Adjustments:
Amortization and depreciation                   134,073        16,434
Increase in prepaid expenses                    (25,211)       (9,043)
Increase in security deposit                      3,057             0
Increase in accounts payable
and accrued expenses                             20,319        46,814
                                            -----------   -----------
Net cash provided by
operating activities                           (316,531)       42,713
                                            -----------   -----------


Cash flows from investing activities:

Purchase of equipment                            (5,588)       (1,750)
                                            -----------   -----------
Net cash used in investing activities            (5,588)       (1,750)
                                            -----------   -----------


Cash flows from financing activities:
Net proceeds from private placement
of common stock                               1,566,672             0
Issuance of common stock in connection
with compensation                                38,437             0
Capitalized costs in connection with the
asset purchase of PKG Design                          0       (45,000)
Repurchase of common stock                         (162)      (20,578)
                                            -----------   -----------
Net cash provided by (used in) financing
activities                                    1,604,947       (65,528)
                                            -----------   -----------

Net increase (decrease) in cash and cash
equivalents                                   1,282,828       (24,565)

Cash and cash equivalents at beginning
of period                                     2,035,848     2,151,403
                                            -----------   -----------

Cash and cash equivalents at end of period  $ 3,318,676   $ 2,126,838
                                            ===========   ===========


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.        Basis of Presentation

          The accompanying unaudited financial statements of Golf Rounds.com, Inc. (the "Company") as of May 31, 2000 and for the three- and nine-month periods ended May 31, 2000 and May 31, 1999 reflect all material adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999, as filed with the Securities and Exchange Commission.

          The results of operations for the three- and nine-month periods ended May 31, 2000 and May 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

2.        Income Per Share

          Income per common share is based on the weighted average number of shares outstanding. Excluded from the income per share calculations for the three and nine months ended May 31, 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

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

Overview

          The Company had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until it liquidated its assets in the fourth quarter of its fiscal year of 1992. In May 1999, the Company became a publisher of Internet websites through its acquisition of PKG Design, Inc., the developer and owner of two Internet websites: golfrounds.com and skiingusa.com. Prior to the acquisition, PKG Design had entered into an agreement with Lycos, Inc. ("Lycos"), a major Internet guide. Under the agreement, Lycos incorporated golfrounds.com into the Lycos website so that its customers could use Lycos to obtain information about golf (the "Lycos Agreement"). The non-interest revenues were insignificant and almost all were derived from selling advertisements, often called banners, to reach Lycos customers. The Lycos Agreement was canceled by Lycos effective December 5, 1999. On December 2, 1999, the Company entered into a content licensing and distribution agreement with TicketMaster OnLine - CitySearch, Inc. ("TMCS"). Under the agreement, TMCS will include the Company's golf content on the TMCS Internet websites. In exchange, the Company will receive a portion of net receipts generated from advertising banners, sponsorships or other devices on the TMCS sites. There can be no assurance that these revenues will be significant.

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

Results of Operations

          Available cash is invested in U.S. Treasury Securities with original maturities of less than three months. For the nine months ended May 31, 2000 interest income was $91,392 compared to $68,526 for the comparable period of the prior fiscal year. The increase in interest income was due to additional capital resulting from the private placement of common stock in March 2000 and higher rates of return on U.S. Treasury Securities owned by the Company.

          General, administrative and other expenses were $405,631 for the nine months ended May 31, 2000, compared to $63,425 for the nine months ended May 31, 1999. The increase in general, administrative and other expenses was due primarily to increases in salary expenses to develop the golfrounds.com and skiingusa.com Internet sites, increased health insurance expenses and increased legal fees relating to various corporate transactions. General, administrative and other expenses for the nine-month period ended May 31, 2000 consisted primarily of salary expenses of $147,729, health insurance expenses of $67,891, legal expenses of $52,478 and stockholder services expenses of $21,646. Amortization expense of $131,479 was incurred in connection with the acquisition of PKG Design, Inc. Until March 31, 2000, a management fee of $12,500 per quarter was paid to a company with which the Company was formerly affiliated for accounting, financial and administrative management. The fee was based on the former affiliate's estimated costs. Beginning April 1, 2000, management is handling these tasks internally and such management fee will no longer be paid.

          Until September 1, 1999, the Company self-insured the first $20,000 of employee medical claims per employee per year. From September 1, 1999 until March 31, 2000, the Company self-insured the first $50,000 of employee medical claims per employee per year. Effective as of March 31, 2000, the Company no longer self-insures its employees' medical claims.

Liquidity and Capital Resources

          At May 31, 2000, cash and cash equivalents and working capital were approximately $3,318,676. U.S. Treasury Securities of approximately $3,132,316 mature at various dates through August 10, 2000 and bear interest rates ranging from 5.84% to 6.18%.

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

          Testing and compliance monitoring as part of our Year 2000 program will continue to ensure that system changes and additions are Year 2000 compliant.

PART II -      OTHER INFORMATION

Item 2. -      Changes in Securities

          On May 3, 2000, the Company issued a five-year option to purchase 20,000 shares of its common stock, par value $.01 per share, at a price of $2.625 per share, to Anthony Charos, who was appointed to the Company's board of directors on such date. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration for this private transaction.

Item 6. -     Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

                    10.1 Form of option agreement for options issued as of May 3, 2000 (incorporated by reference to Exhibit
                              10.2 to the Company's Quarterly Report on Form 10-QSB filed on April 14, 2000).

                    27        Financial Data Schedule.


          (b)     Reports on Form 8-K
                  -------------------

                  None.

                                    SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLF ROUNDS.COM, INC.

Dated: July 6, 2000                      By: /s/ Robert H. Donehew
                                              ----------------------
                                              Robert H. Donehew
                                              Vice President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)