Form 10KSB
period 2000-08-31
GOLF ROUNDS COM INC
filed 2000-12-14
CIK 319016

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2000
                          -------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________

Commission file number   0-10093
                       ------------

                              Golf Rounds.com, Inc.
         ---------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                       59-1224913
------------------------------------        -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

111 Village Parkway, Building #2, Marietta, Georgia      30067
---------------------------------------------------- -------------------
     (Address of Principal Executive Offices)           (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 951-0984
                                                 ---------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                               $.01 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------- -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $144,184.

     At December 11, 2000, the aggregate market value of the common stock held by non-affiliates of the issuer was $4,204,031.

     As of December 11, 2000, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Documents incorporated by reference: None

                              GOLF ROUNDS.COM, INC.

       ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2000

                                TABLE OF CONTENTS

      SECTION                                                          PAGE NO.

PART I ................................................................... 3

  Item 1.    Description of Business...................................... 3
  Item 2.    Description of Properties.................................... 8
  Item 3.    Legal Proceedings............................................ 8
  Item 4.    Submission of Matters to a
             Vote of Security Holders..................................... 8

PART II .................................................................. 9

  Item 5.    Market For Common Equity and
             Related Stockholder Matters.................................. 9
  Item 6.    Management's Discussion and
             Analysis of Financial Condition and Results of Operations.... 10
  Item 7.    Financial Statements......................................... 11
  Item 8.    Changes in and Disagreements
             with Accountants on Accounting and Financial Disclosure...... 22

PART III ................................................................. 23

  Item 9.    Directors and Executive
             Officers of the Registrant..................................  23
  Item 10.   Executive Compensation......................................  24
  Item 11.   Security Ownership of Certain
             Beneficial Owners and Management............................  25
  Item 12.   Certain Relationships and Related
             Transactions................................................  27
  Item 13.   Exhibits and Reports on Form 8-K............................  28

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Introduction

          Golf Rounds.com, Inc. was incorporated in 1968. Until the fourth quarter of fiscal 1992, we were engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, we liquidated our assets and did not conduct any business operations until May 1999. At that time, we acquired the assets of PKG Design, Inc., the developer of our two websites, golfrounds.com and skiingusa.com. The golfrounds.com website provides news and stories on professional and amateur golf, local tee time services, local golf course reviews and information on tournaments and activities. Skiingusa.com is a similar website devoted to skiing. In connection with the acquisition of these websites, we changed our name to Golf Rounds.com, Inc.

Recent Events

          On February 3, 2000, Paul O. Koether, John W. Galuchie, Jr. and Thomas
K. Van Herwarde resigned as directors of our board of directors and Robert H. Donehew, Larry Grossman and John F. McCarthy, III took office as our new directors. The change in composition of the board occurred in connection with the sale on January 24, 2000 by Messrs. Koether, Galuchie and Van Herwarde and certain other sellers of an aggregate of 500,000 shares of our common stock to seven purchasers, some of whom are affiliated with the brokerage firm of M.H. Meyerson & Co., Inc. ("MHM").

          On March 16, 2000, we sold 1,333,005 shares of our common stock at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to 29 accredited investors in a private placement offering. MHM acted as the placement agent for the offering.

          On October 31, 2000, Thomas Van Herwarde resigned as our president. We have not designated a successor at this time.

Current Business Plan

          Although we are seeking to maintain and, possibly, to expand our websites, our primary business objective is to locate a target business that we believe will have significant growth potential and effect a business combination with that target. We intend to use our available cash (currently approximately $3 million), capital stock, debt or a combination of these to effect the business combination. A business combination may involve the acquisition of, or merger with, a financially stable, mature company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens (including significant professional fees) related to compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in its early stages of development or growth.

          In seeking to attain our business objective, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management's opinion, meet our business objectives as described in this report. We emphasize that the description contained in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. Since we have not chosen the particular business in which we will engage we are unable to provide you with any basis to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

          We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. We may pay a finder's fee or other compensation for such introductions if they result in consummated transactions. These fees are customarily between 1% and 5% of the size of the overall transaction, based upon a sliding scale of the amount involved.

Selection of a Target Business and Structuring of a Business Combination

         Our management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

          o the financial condition and results of operation of the target;

          o the growth potential of the target and that of the industry in which the target operates;

          o the experience and skill of the target's management and availability of additional personnel;

          o         the capital requirements of the target;

          o         the competitive position of the target;

          o the stage of development that the target's products, processes or services are at;

          o the degree of current or potential market acceptance of the target's products, processes or services;

          o proprietary features and the degree of intellectual property or other protection of the target's products, processes or services;

          o the regulatory environment of the industry in which the target operates;

          o the prospective equity interest in, and opportunity for control of, the target; and

          o         the costs associated with effecting the busines combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in connection with effecting a business combination consistent with our business objective. In connection with our evaluation of a prospective target business, we anticipate that we will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to us.

         We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

         Until we are presented with a specific opportunity for a business combination, we are unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. We do not have any full time employee who will be devoting 100% of his or her time to our affairs. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital otherwise available to complete a business combination.

Limited Ability to Evaluate the Target Business' Management

          Although we intend to carefully scrutinize the management of a prospective target business before effecting a business combination, we cannot assure you that our assessment of the target's management will prove to be correct, especially in light of the possible inexperience of our officers and directors in evaluating certain types of businesses. In addition, we cannot assure you that the target's future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs after a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

          We may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you, however, that we will be able to recruit additional managers who have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Investment Company Act

          We may participate in a business or opportunity by purchasing, trading or selling the securities of a business. We do not intend to engage primarily in these activities and we are not registered as an "investment company" under the Investment Company Act of 1940. We do not believe that registration under the act is required based upon our proposed activities. We intend to conduct our activities so as to avoid being classified as an "investment company" and to avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and its regulations.

          The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an "investment company" but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act.

While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an "investment company," especially during the period prior to a business combination. In the event we are deemed to be an "investment company," we may become subject to certain restrictions relating to our activities and regulatory burdens, including:

          o         restrictions on the nature of our investments; and

          o         the issuance of securities,

and have imposed upon us certain requirements, including:

          o         registration as an investment company;

          o         adoption of a specific form of corporate structure; and

          o compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense.

Websites

          We had been engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until we liquidated our assets in the fourth quarter of our fiscal year of 1992. In May 1999, we became a publisher of Internet websites through the acquisition of PKG Design, Inc., the developer and owner of two Internet websites: golfrounds.com and skiingusa.com. The golfrounds.com website provides news and stories on professional and amateur golf, local tee time services, local golf course reviews and information on tournaments and activities. Skiingusa.com is a similar website devoted to skiing. In connection with the acquisition of these websites, we changed our name to Golf Rounds.com, Inc.

          Prior to the acquisition, PKG Design had entered into an agreement with Lycos, Inc., a major Internet guide. Under the agreement, Lycos incorporated golfrounds.com into the Lycos website so that its customers could use Lycos to obtain information about golf. The revenues from this agreement were insignificant and almost all were derived from selling advertisements, often called banners, to reach Lycos customers. The Lycos Agreement was canceled by Lycos effective December 5, 1999.

          On December 2, 1999, we entered into a content licensing and distribution agreement with TicketMaster OnLine - CitySearch, Inc. Under the agreement, TicketMaster will include our golf content on the TicketMaster Internet websites. In exchange, we will receive a portion of net receipts generated from advertising banners, sponsorships or other devices on the TicketMaster sites. As of the date hereof, we have not earned any revenue from this agreement.

Competition

          We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations, directly or through affiliates. Many of these competitors possess significantly greater financial, technical and other resources than we do. We cannot assure you that we will be able to effectively compete with these entities. In the event we are unable to compete effectively with these entities, we may be forced to evaluate less attractive prospects for a business combination. If we are forced to evaluate these less attractive prospects, we cannot assure you that our stated business objectives will be met.

          With respect to our websites, we are subject to competition from other sports-based Internet websites and on-line companies, some of which have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. The on-line commerce market is intensely competitive. We expect competition in our present industry to increase due to the relative ease with which new websites can be developed and the growing popularity of golf and skiing, in particular, and sports, in general. If we remain in our present industry, we cannot assure you that we will be able to compete successfully in the future with our competitors.

Proprietary Rights

          We regard the protection of our intellectual property, including our URLs "golfrounds.com" and "skiingusa.com" as important to our present business operations. Unauthorized use of the intellectual property used in our business by third parties may damage our brand and our reputation and may limit our ability to engage in a business combination. We primarily rely on intellectual property laws to protect our intellectual property rights. Because of the complexity and growing importance of intellectual property rights, there can be no assurance that we will be able to protect our proprietary rights on a global basis. Moreover, the expense of enforcing our rights may limit or prohibit us from effective protection.

          Internet and on-line activities are increasingly becoming the subject of patent applications and patent grants. Recently Amazon.com was granted a patent in connection with aspects of the linking function from one site to another for cross selling purposes. Our website has cross selling and linking functions, some or all of which may be covered by this recent patent. To the extent we engage in any activity that is found to be the proprietary right of another, we may have to cease our use or obtain a license. We cannot assure you that we will be able to continue business as we currently conduct it in this changing environment.

Government Regulation

          Our current business operations is not directly regulated by governmental entities. It is possible that as the Internet develops, there will be greater oversight or the introduction of direct regulation of the Internet and transactions conducted on it. To the extent that there is oversight and regulation, if we continue in our present business operations, we may be adversely impacted. We may encounter additional direct costs in our operations such as various taxes or telecommunication charges or increased compliance expense. The laws governing Internet transactions remain largely unsettled, even in the areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection and taxation apply to the Internet.

          For example, although not yet enacted, Congress is considering laws regarding Internet taxation. In addition, various jurisdictions already have enacted laws that are not specifically directed to electronic commerce but that could affect our business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability if we remain in our present business operations.

          The growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business.

          Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal

Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. If either of these petitions are granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any legislation or regulation could materially adversely affect our business if we continue in our present industry.

          In the event we effect a business combination with an entity that is not in the Internet industry, we would become subject to any government regulation already imposed on the new industry. We cannot assure you that we would be in substantial compliance with the already existing regulations or that we would be able to comply with additional regulations imposed on the acquired business.

Employees

          Our only employees at the present time consist of our officers who will devote as much time to our business as they and our board of directors determine to be necessary.

ITEM 2. DESCRIPTION OF PROPERTIES.

          Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia and our telephone number is (770) 951-0984. Our office space, fixtures, furniture and equipment is provided to us by our current officers and directors for approximately $900 per month on a month-to-month basis. We are currently obligated under a lease for our prior space. The lease requires us to pay $1,528.55 per month until March 2001, the expiration of the lease. We will not renew the lease. We believe that our present business property is adequate and suitable to meet our needs into the near future.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

          Our common stock is traded on the OTC Bulletin Board under the symbol "TEEE." Our common stock is only traded on a limited or sporadic basis and this should not be deemed to constitute an established public trading market. There is no assurance that the common stock will be actively traded in the future. Therefore, there can be no assurance that there will be liquidity in the common stock.

          Below is a table indicating the range of high and low bid information for the common stock as reported in the National Quotation Bureau since 1999. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

Period                                  High($)                Low($)
------                                  -------                ------

Fiscal 2001

    Second Quarter*                      1.687                   1.50
    First Quarter                        2.312                   1.75

Fiscal 2000

     Fourth Quarter                      2.6875               1.78125
     Third Quarter                         3.75                  2.50
     Second Quarter                       4.875                 1.325
     First Quarter                        1.625                  1.25

Fiscal 1999

     Fourth Quarter                        3.13                  1.50
     Third Quarter                         2.69                   .90
     Second Quarter                        1.44                   .88
     First Quarter                         1.02                  1.00


* Through December 11, 2000.

Holders

          As of December 11, 2000, there were 3,635 holders of record of our common stock.

Dividend Policy

          We have not paid any dividends in the past two years and do not intend to pay dividends prior to the consummation of a business combination. The payment of dividends after a business combination will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends after a business combination will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

          When used in this Report, words or phrases such as "will likely result," "management expects," "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of this Report.

          The following discussion should be read in conjunction with the financial statements and related notes included in this Report.

Results of Operations

          We have had no significant revenues (other than interest income) since 1999 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the year ended August 31, 2000 interest income was $138,217 compared to $89,068 for the year ended August 31, 1999. The increase in interest income was due to additional capital resulting from the private placement of common stock in March 2000 and higher rates of return on U.S. Treasury Securities that we owned.

          General, administrative and other expenses were $513,367 for the year ended August 31, 2000, compared to $137,110 for the year ended August 31, 1999. The increase in general, administrative and other expenses was due primarily to increases in salary expenses to develop the golfrounds.com and skiingusa.com Internet sites, increased health insurance expenses and increased legal fees relating to various corporate transactions. General, administrative and other expenses for the year ended August 31, 2000 consisted primarily of salary expenses of $165,475, health insurance expenses of $81,128, legal expenses of $64,685, stockholder services expenses of $32,452, payroll tax expenses of $14,190, website maintenance and services expenses of $33,816, audit and accounting fee expenses of $17,100 and directors' and officers' liability insurance expenses of $14,375. Amortization expense of $131,478 was incurred in connection with the acquisition of PKG Design, Inc. Until March 31, 2000, a management fee of $12,500 per quarter was paid to a company, with which we are affiliated, for accounting, financial and administrative management. The fee was based on the former affiliate's estimated costs. Since the change of control, most of these services are being performed by our treasurer who received 15,000 shares of common stock for performing these services during fiscal 2000.

         We had previously self-insured various amounts of our employees-medical claims. As of March 31, 2000, however, we stopped making such payments and will not self-insure our employees' (and their families') medical claims in the future.

Liquidity and Capital Resources

          On March 16, 2000, we sold an aggregate of 1,333,005 shares of common stock in a private placement that resulted in $1,566,672 of additional net capital.

          At August 31, 2000, cash and cash equivalents and working capital were $3,250,674. U.S. Treasury Securities of approximately $3,107,112 bearing interest at rates ranging from 5.995% to 6.216% matured as of November 30, 2000.

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

ITEM 7.   FINANCIAL STATEMENTS.

  Index to Financial Statements:                                        Page
                                                                        ----

     Independent Auditors' Report of Bederson & Co. LLP.................F-1

     Balance Sheet as of August 31, 2000................................F-2

     Statements of Operations for the years ended August 31 2000 and
        1999............................................................F-3

     Statements of Stockholders' Equity for the years ended
        August 31, 2000 and 1999........................................F-4

     Statements of Cash Flows for the years ended August 31, 2000 and 1999.............  .........................................F-5

     Notes to the Financial Statements..............................F-6 to F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Golf Rounds.com, Inc.

We have audited the accompanying balance sheet of Golf Rounds.com, Inc., as of August 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Rounds.com, Inc., as of August 31, 2000 and the results of its operations and cash flows for the years ended August 31, 2000 and 1999 in conformity with generally accepted accounting principles.

                                                /s/ Bederson & Company LLP
                                                ---------------------------
                                                 BEDERSON & COMPANY LLP



West Orange, New Jersey
November 21, 2000,
except for Note 8, as to which
the date is December 11, 2000

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 2000
                                  (000 Omitted)



                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                             $ 3,251
  Prepaid expenses and other                                                 29
                                                                        -------

  TOTAL CURRENT ASSETS                                                    3,280

Intangible assets, net of accumulated
  amortization of $197                                                     --
Equipment, net of accumulated
  depreciation of $3                                                         10
                                                                        -------


TOTAL ASSETS                                                            $ 3,290
                                                                        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accrued liabilities                                                   $    35
                                                                        -------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    12,000 shares authorized,
    3,447 issued and outstanding                                             34
  Additional capital in excess of par value                               4,774
  Accumulated deficit                                                    (1,553)
                                                                        -------

  TOTAL STOCKHOLDERS' EQUITY                                              3,255
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,290
                                                                        =======






   The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 2000 AND 1999
                    (000 Omitted, except for per share data)



                                                          2000           1999
                                                        ---------     ---------

REVENUES:

  Interest                                               $   138        $    89
  Other                                                        6              6
                                                         -------        -------

  TOTAL REVENUES                                             144             95
                                                         -------        -------

EXPENSES:

  General, administrative and other                          513            137
  Amortization and depreciation                              134             66
                                                         -------        -------

  TOTAL EXPENSES                                             647            203
                                                         -------        -------

NET LOSS                                                 $  (503)       $  (108)
                                                         =======        =======

BASIC AND DILUTED NET LOSS PER SHARE                     $  (.18)       $  (.05)
                                                         =======        =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                       2,748          2,000
                                                         =======        =======















  The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED AUGUST 31, 2000 AND 1999
                                  (000 Omitted)


                                                                Accumulated
                                            Common Stock         Capital in                      Total
                                       ----------------------    Excess of    Accumulated     Stockholders'
                                       Shares       Par Value    Par Value      Deficit          Equity
                                       ------       ---------    ---------    -----------     ------------
BALANCE - September 1, 1998             1,969        $   20      $   3,070    $    (942)       $  2,148

Repurchase of common stock                (20)            -            (21)           -             (21)

  Issuance of common stock
    in connection with acquisition        150             1            151            -             152

  Net loss                                  -             -              -         (108)           (108)
                                      -------        ------       --------      -------         -------

BALANCE - August 31, 1999               2,099            21          3,200       (1,050)          2,171

  Issuance of common stock
    in connection with
    Private Placement                   1,333            13          1,554            -           1,567

  Issuance of common stock
    as compensation to officer             15             -             20            -              20

  Net loss                                  -             -              -         (503)           (503)
                                      -------       -------        -------      -------        --------

BALANCE - August 31, 2000               3,447       $    34        $ 4,774     $ (1,553)       $  3,255
                                      =======       =======        =======     ========        ========






  The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2000 AND 1999
                                  (000 Omitted)

                                                              2000        1999
                                                             ------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $  (503)    $  (108)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                               134          66
    Common stock issued as compensation                          20           -
    Increase or decrease in:
      Prepaid expenses and other                                (20)         (9)
      Accrued liabilities                                        25           7
                                                            -------     -------

  NET CASH USED BY OPERATING ACTIVITIES                        (344)        (44)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized costs in connection
    with the asset purchase of PKG Design, Inc.                   -         (45)
  Purchase of equipment                                          (8)         (5)
                                                            -------     -------

  NET CASH USED BY INVESTING ACTIVITIES                          (8)        (50)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds of Private Placement                           1,567           -
  Repurchase of common stock                                      -         (21)
                                                            -------     -------

  NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES         1,567         (21)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,215        (115)

CASH AND CASH EQUIVALENTS - beginning                         2,036       2,151
                                                            -------     -------

CASH AND CASH EQUIVALENTS - ending                          $ 3,251     $ 2,036
                                                            =======     =======


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  In May, 1999 the Company issued 150,000 shares of common stock in connection with the asset purchase of PKG Design, Inc.

  In March, 2000 the Company issued 15,000 shares of common stock as compensation to an officer.

   The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999




NOTE 1 -  CORPORATE OPERATIONS

          Golf Rounds.com, Inc. (the Company) is a Delaware corporation that was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals until the fourth quarter of fiscal 1992. The Company liquidated the assets of its former business and in May, 1999 the Company acquired the assets of PKG Design, Inc., the developer of two (2) Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

          Since May 1999, the Company has been engaged in the operation, development and marketing of two (2) Internet websites. The golfrounds.com website provides news and stories on professional and amateur golf, local tee time services, local golf course reviews and information on tournaments and activities. Skiingusa.com is a similar website devoted to skiing.

          The Company is seeking to maintain and possibly, to expand its websites, and to locate a target business that it believes will have significant growth potential and effect a business combination with that target.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          The Company considers all U.S. Treasury securities purchased with an original maturity of three (3) months or less to be cash equivalents. U.S. Treasury securities are recorded at cost, which approximates their fair value.

          Equipment
          The Company records equipment at cost. Depreciation is computed using the straight-line method over the related estimated useful lives of the assets.

          The Company evaluates the carrying value of its long-lived assets whenever there is a significant change in the use of an asset and adjusts the carrying value, if necessary, to reflect the amount recoverable through future operations.

          Intangible Assets
          Intangible assets, established in connection with the acquisition of PKG Design, Inc., are amortized on a straight-line basis over a one
          (1) year period.

          Stock-Based Compensation
          The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant.

          In 1996, FAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

                              GOLF ROUNDS.COM, INC.
                          N0TES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999




NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes

          Current income taxes are based on the year's taxable income for Federal and state income tax reporting purposes. Investment tax credits are accounted for by the flow-through method.

          Deferred taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

          Net Loss Per Common Share

          Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

          Use of Estimates

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

NOTE 3 -  ACQUISITION

          In connection with the acquisition of the websites in May of 1999, the Company issued 100,000 shares of common stock of the Company and reserved another 280,000 shares, of which 100,000 shares would have been issued if revenues for the first year had exceeded $200,000 and the balance would have been issued if revenues for the year would have exceeded $350,000. Such revenues were not achieved and the 280,000 reserved shares were subsequently canceled. Additionally, 50,000 shares of common stock were issued to the finder of the acquisition for services rendered. The cost associated with the issuance of the shares to the seller and to the finder, plus associated legal expenses and liabilities assumed of approximately $45,000, comprise the cost of the acquisition. The acquisition was accounted for by the purchase method. The total purchase price for this transaction, of approximately $197,000, was allocated to intangible assets, representing the value assigned to the websites acquired in the acquisition.

NOTE 4 -  INCOME TAXES

          The Company had net operating loss carryforwards ("NOLs") of approximately $592,000 and $227,000 at August 31, 2000 and 1999,
          respectively, for Federal income tax reporting purposes, and $512,000 and $147,000, respectively, for state income tax reporting purposes. These losses create a deferred tax asset at August 31, 2000 and 1999. The Company has recorded a 100% valuation allowance against deferred tax assets due to the uncertainty of their ultimate realization.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999




NOTE 4 -  INCOME TAXES (Continued)

          The tax effects of significant items composing the Company's net deferred tax asset, as of the end of the indicated fiscal year, are as follows (in $000's):

                                                2000               1999
                                              --------          ---------
               Deferred tax asset:
                 Federal NOLs                 $    100          $     46
                 State NOLs                         39                10
                 AMT credit carryforward             6                 6
                                             ---------         ---------
                                                   145                62

               Valuation allowance                (145)              (62)
                                             ---------          --------

               Net deferred tax asset        $       -         $       -
                                             =========         ==========

          The Federal - NOLs expire beginning in the year 2011 and the state NOLs expire beginning in the year 2003. In addition, the Internal Revenue Code contains provisions, which may limit the net operating loss carryforward available for use in any given year based on significant changes in ownership interest of the Company.

NOTE 5 -  COMMON STOCK

          From time to time since October 1996, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. During the fiscal year ended August 31, 2000 and 1999, the Company repurchased 123 and 20,520 shares, for an aggregate cost of approximately $163 and $21,000, respectively. All shares acquired through August 31, 2000 have been canceled and returned to the status of authorized but unissued common stock.

NOTE 6 -  RELATED PARTY TRANSACTIONS

          On January 24, 2000, Messrs. Paul O. Koether, John W. Galuchie, Jr. and Thomas K. Van Herwarde and certain other sellers sold an aggregate of 500,000 shares of the Company's common stock to seven (7) purchasers, which caused a change in control of the Company and composition of its Board of Directors.

          On March 16, 2000, the Company sold 1,333,005 shares of common stock, at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to twenty-nine (29) accredited investors in a private placement offering. M.H. Meyerson & Co., Inc. (Meyerson) acted as the placement agent for the offering and was paid commissions of $128,301 and a non-accountable expense allowance of $54,986. Certain persons designated by Meyerson also received five-year options to purchase 200,251 shares of common stock at a price of $1.50 per share (Placement Agent Options). Several stockholders and a director of the Company are associated with Meyerson. The gross proceeds, less commissions, non-accountable expenses, and other expenses of the offering of approximately $83,000, resulted in net proceeds to the Company of approximately $1,567,000.

          Prior to the change in control, the Company retained the firm of Rosenman & Colin LLP ("R&C") for certain legal services. The wife of the former Chairman of the Board and stockholder is of counsel to R&C. The Company incurred fees for services provided by R&C of approximately $26,000 and $31,000 for the fiscal years ended August 31, 2000 and 1999, respectively.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999


NOTE 6 -  RELATED PARTY TRANSACTIONS (Continued)

          The Company paid a management fee to Kent Financial Services, Inc. ("Kent") of $29,167 in 2000 and $50,000 in 1999, respectively for management services performed for the Company by Kent personnel through March 31, 2000. These services included corporate governance, financial management, and accounting services. Kent is the indirect parent of Asset Value Holdings, Inc., which is a stockholder of the Company. The management fees were based on Kent's estimated costs, and management believes the cost allocation is reasonable. Since the change in control, most of these services are being performed by the Company's Treasurer, who received 15,000 shares of common stock of the Company for performing these services during fiscal 2000.

          On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper's time for $900 a month from R. D. Garwood, Inc. (Garwood). The Company's Treasurer is associated with Garwood. The Company's expense for these shared facilities for the fiscal year ended August 31, 2000 was $5,400.

          On April 1, 2000 the Company executed a one-year lease for office space with Gamma Realty Corp. (Lessor). The Lessor is associated with several stockholders of the Company. The lease requires monthly payments of $1,529. The Company's rent expense for this facility for the fiscal year ended August 31, 2000 was $7,645. The remaining lease commitment, which will be payable during the fiscal year ending August 31, 2001, is $10,703. There are no other non-cancelable leases or other long-term financial obligations.

          On November 15, 2000, the Company issued a letter of understanding whereby Meyerson was offered 180,000 shares of common stock of the Company if Meyerson is successful in finding a suitable merger partner (with a pre-merger valuation of at least $10 million and merger terms acceptable to the Board of Directors of the Company).

NOTE 7 -  STOCK OPTION PLANS

          In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten (10) years from the date of grant. There have been no options granted or canceled under the incentive stock option plan.

          On March 13, 2000 the Board of Directors granted an option to purchase 20,000 shares of the Company's common stock, at a price $2.5625, to three of the Company's Directors. On May 3, 2000 the Board of Directors granted an option to purchase 20,000 shares of the Company's common stock, at a price $2.625, to the Company's other Director. The exercise price of these options (Director Options) was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date.

          The fair value of the Director Options is estimated to be $76,800 ($.96 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 102%; a risk free interest rate of 6% and an expected holding period of five (5) years.

          Financial reporting of the options issued to Directors has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Had the Company accounted for these options in accordance with FAS 123 there would have been an immaterial difference in compensation expense; therefore, the pro forma financial disclosure of the amortization of the fair value of the options over a two (2) year period has been omitted.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999




NOTE 7 -  STOCK OPTION PLANS (Continued)

          A summary of the Company's stock option plan activity is as follows:

                                                                Weighted Average
                                                     Number of   Exercise Price
                                                      Shares         per Share
                                                     ---------  ----------------

            Options outstanding - August 31, 1999          -         $      -
              Director Options granted                80,000         2.578125
              Placement Agent Options granted        200,251         1.500000
                                                     -------        ---------

            Options outstanding - August 31, 2000    280,251        $1.807760
                                                     =======        =========

          No options were exercised during the fiscal years ended August 31, 2000 and 1999. All options expire five (5) years after date of grant.

NOTE 8 -  CONTINGENT LIABILITY

          On November 28, 2000, the Company became aware of a potential claim of approximately $145,000, which is reasonably possible of being asserted under the Company's medical insurance plan. Management of the Company has been advised that at least a portion of the potential claim may have been for treatment that may have been considered experimental under the plan documents on which the Company's "stop loss" (excess) insurance was based. The plan of treatment was nevertheless approved by the entity engaged as administrator of the plan. No demand for reimbursement by the Company of this claim has been made as of December 11, 2000. Although the outcome of any potential claim cannot be predicted with certainty, if a claim is made, management of the Company and the Company's legal counsel believe that it is reasonably possible that the Company will recover at least a portion of the potential claim from the administrator and/or others; however, the amount of the potential loss, if any, and recovery cannot be estimated. In the event a claim is asserted, management of the Company intends to vigorously pursue its remedies.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Our current directors and officers are as set forth in the table below.

Name                      Age          Position
----                      ---          ---------

John F. McCarthy, III     55           Chairman of the Board and Secretary

Robert H. Donehew         48           Vice President, Treasurer and Director

Larry S. Grossman         51           Director

Anthony Charos            36           Director


          John F. McCarthy, III has served as chairman of our board of directors and as secretary since February 2000. Since June 2000, Mr. McCarthy has served as a director of Intercom Systems, Inc., which is a company that is primarily a vehicle for the acquisition of a target business. Since February 1999, Mr. McCarthy has been chairman of Pricing Dynamics Solutions, Inc., which operates a dynamic pricing software developer with several related Internet sites. Since October 1999, Mr. McCarthy has served as chairman of Ensoport.com, Inc., which is developing an Internet service provider appliance for deployment in third world countries. Mr. McCarthy was a director and general counsel of Globalink, Inc., which is a company that developed language translation software, from 1993 until it was acquired by Lernout & Hauspie Speech Products N.V. in October 1998. From October 1998 to January 1999, he was a consultant to Lernout & Hauspie Speech Products N.V. From 1989 to 1993, he was vice president and general counsel of Computone Corporation, a manufacturer of computer peripheral devices. From 1985 to 1988, he was a partner in the law firm of Burnham, Connelly, Osterle & Henry and from 1983 to 1985 he was a partner in the law firm of Rose, Schmidt, Chapman, Duff & Hasley. In addition, since 1993, Mr. McCarthy has been a principal in McCarthy, Johnston & Associates.

          Robert H. Donehew has served as a director and our vice president and treasurer since February 2000. Mr. Donehew has served as a director and the vice president and treasurer of Intercom Systems, Inc. since June 2000. He has also served as a director of Ensoport.com, Inc. since October 1999. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as the chief financial officer of the R.D. Garwood, Inc. Companies. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of MSDC, a medical software company, since 1986.

          Larry S. Grossman has served as one of our directors since February 2000. Mr. Grossman has been the chairman of Thunderbolt Capital Corporation, a venture capital firm he co-founded, since January 1998. From September 1997 to January 1998 he was retired. From October 1996 to August 1997, Mr. Grossman was chairman and chief executive officer of Trans Leasing International, Inc., a company specializing in medical equipment and auto leasing. From 1989 to October 1996, he was chairman and chief executive officer of FluoroScan Imaging Systems, Inc., a manufacturer of x-ray imaging devices. From 1987 to 1989 Mr. Grossman was president, chief operating officer and a director of Pain Prevention Labs, Inc., which manufactured a patented electronic anesthesia machine.

          Anthony Charos has served as one of our directors since March 2000. Since June 2000, Mr. Charos has served as a director of Intercom Systems, Inc. Since 1993, Mr. Charos has been an account executive with MHM and a member of its investment banking team.

Board Meetings and Committees

          During the period September 1, 1999 to August 31, 2000, the board of directors met on one occasion and took written action on six occasions. All the members of the board of directors attended the meeting. The written actions were by unanimous consent. The board of directors established an audit committee in June 2000 and the audit committee had not met as of August 31, 2000. Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2000, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table sets forth the compensation for the three years ended August 31, 2000 for our chairman of the board. No other executive officers compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                              Annual
                                         Compensation(1)(2)        Long-Term Compensation
                                         ---------------------  -------------------------
                                                                Restricted   All Other
                                                                Stock      Compensation
Name and Principal Position     Year     Salary ($)  Bonus ($)  Awards         ($)
----------------------------   ------   ----------   --------  ---------  --------------
 John F. McCarthy, III           2000    17,500(3)      -         -             -
 Chairman and Secretary          1999           -       -         -             -
                                 1998           -       -         -             -


(1) The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation).

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) We began paying Mr. McCarthy a salary of $2,500 per month beginning on February 1, 2000 for his services as Chairman and Secretary.

          We do not have employment agreements with John F. McCarthy, III or Robert H. Donehew, our other executive officer. We issued Mr. Donehew 15,000 shares of our common stock on March 13, 2000 as compensation for his services as our Vice President and Treasurer through August 31, 2000 valued at $1.375 per share.

          In May 1999, we entered into an employment agreement with Thomas K. Van Herwarde, our then president, for an initial term of one-year at an annual salary of $90,000. Mr. Van Herwarde was the sole stockholder of PKG Design, Inc., which we acquired in May 1999. This agreement was not renewed in May 2000. Effective October 31, 2000, Mr. Van Herwarde resigned as our president.

         Our directors do not currently receive any cash compensation for their services. On March 13, 2000, each of Robert H. Donehew, John F. McCarthy, III and Larry Grossman were granted five-year options to purchase 20,000 shares of common stock at an exercise price of $2.5625 per share, which options vested immediately. On May 3, 2000, we issued Anthony Charos a five-year option to purchase 20,000 shares of common stock at an exercise price of $2.625 per share, which options vested immediately.

Option Grants

          The following table represents the stock options granted in the fiscal year ended August 31, 2000 to the executive officer identified in the Summary Compensation table above.

                              Options Granted in the Last Fiscal Year

                       Number of    Percent of
                       Securities   Total Options
                       Underlying    Granted to        Exercise
                        Options     Employees in       Price of     Expiration
 Name of Executive     Granted (#)  Fiscal Year (%)    Options ($)   Date
---------------------  -----------  ----------------   ----------   -----------
John F. McCarthy, III     20,000         25%            2.5625       3/12/05


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth the number of shares of common stock beneficially owned as of December 11, 2000 by (1) those persons or groups known to us who beneficially own more than 5% of our common stock, (2) each of our current directors, (3) each executive officer whose compensation exceeded $100,000 in the fiscal year ended August 31, 2000 and (4) all of our current directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name and Address of                      Amount and Nature of      Percent of
Beneficial Owner                         Beneficial Ownership      Class(1)
----------------                         --------------------      ------------

Robert H. Donehew                            604,690(2)                17.4%
  Donehew Fund Limited Partnership
  111 Village Parkway, Building #2
  Marietta, Georgia 30067

Ronald I. Heller                             531,502(3)                15.2%
 74 Farview Road
 Tenafly, New Jersey 07670

David S. Nagelberg                           518,250(4)                14.9%
 7012 Rancho La Cima Drive
 Rancho Santa Fe, California 92067

Paul O. Koether
   211 Pennbrook Road                        484,690(5)                14.1%
   Far Hills, New Jersey  07931

Shamrock Associates                          409,470(6)                11.9%
  211 Pennbrook Road
  Far Hills, New Jersey  07931

John W. Galuchie, Jr.                        212,166(7)                6.2%
   376 Main Street
   Bedminster, New Jersey 07921

Asset Value Holdings, Inc.                   200,000                   5.8%
   211 Pennbrook Road
   Far Hills, New Jersey  07931

Galt Asset Management                        200,000                   5.8%
   c/o Brian Vitale
   125 West Shore Road
    Huntington, New York 11`743

Larry Grossman                               60,000(8)                 1.7%
  c/o Thunderbolt Capital Corp.
  1239 Shermer Road
  Northbrook, Illinois 60062

Anthony Charos                               40,000(9)                 1.2%
 273 Hickory Avenue
 Tenafly, New Jersey 07670

John F. McCarthy, III                        20,000(8)                 *
  2401 Pennsylvania Avenue, N.W.
  Washington, D.C. 20037

All current directors and executive
  officers as a group (4 persons)           724,690(10)               20.5%

---------------------

*         Less than 1%.

(1)       Based on 3,447,377 shares of common stock outstanding as of December
          11, 2000.

(2) Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes (i) 449,690 shares as to which Donehew Fund Limited Partnership holds irrevocable proxies and (ii) 20,000 shares of common stock issuable upon exercise of immediately exercisable options.

(3) Includes 48,522 shares of common stock issuable upon exercise of immediately exercisable options, 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97, 144,615 shares of common stock held of record by the Joyce L. Heller

          Revocable Trust dated 12/23/97, 70,000 shares of common stock held of record by The Rachel Beth Heller 1997 Trust dated 7/9/97, 87,000 shares of common stock held of record by The Evan Todd Heller 1997 Trust dated 6/17/97 and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA. Mr. Heller disclaims beneficial ownership of the shares held by The Evan Todd Heller 1997 Trust dated 6/17/97, The Rachel Beth Heller 1997 Trust dated 7/9/97.

(4) Includes 39,250 shares of common stock held by the Delaware Charter Guarantee & Trust Co., for the benefit of the David S. Nagelberg Individual Retirement Account ("IRA"), 1,250 shares of common stock held in a custodian account for the benefit of David Nagelberg's children and 48,521 shares of common stock issuable upon exercise of immediately exercisable options.

(5) Includes 209,470 shares of common stock beneficially owned by Shamrock Associates, of which Mr. Koether is the general partner, 200,000 shares held by Asset Value Holdings, Inc., of which Mr. Koether is President, 7,166 shares owned by Sun Equities Corporation, of which Mr. Koether is Chairman and a principal stockholder; 1,666 shares held by Mr. Koether's IRA, 20,000 shares owned by Mr. Koether's wife; and 15,000 shares held in discretionary accounts for Mr. Koether's brokerage customers. Mr. Koether, Shamrock Associates, Asset Value Holdings, Inc., Sun Equities Corporation and Mr. Koether's IRA have given Donehew Fund Limited Partnership irrevocable proxies to vote an aggregate of 449,690 shares that they own.

(6) Includes 200,000 shares of common stock held by Asset Value Holding, of which Shamrock Associates is the ultimate parent. Shamrock Associates disclaims beneficial ownership of these shares. Asset Value Holdings has given Donehew Fund Limited Partnership an irrevocable proxy to vote these shares.

(7) Includes 200,000 shares of common stock held by Asset Value Holdings, Inc., of which Mr. Galuchie is the Treasurer. Mr. Galuchie disclaims beneficial ownership of the shares held by Asset Value Holdings. Also includes 7,166 shares owned by Sun Equities Corporation, of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of the shares held by Sun Equities Corporation. Asset Value Holdings and Sun Equities Corporation have given Donehew Fund Limited Partnership irrevocable proxies to vote an aggregate of 207,716 shares that they own.

(8) Includes 20,000 shares of common stock issuable upon exercise of immediately exercisable options.

(9) Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 20,000 shares of common stock issuable upon exercise of immediately exercisable options.

(10) Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew, Larry Grossman, John F. McCarthy, III and Anthony Charos.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          On January 18, 2000, six of our stockholders entered into a stock purchase agreement with seven purchasers, some of whom are associated with the business of MHM, pursuant to which the sellers agreed to sell to the purchasers an aggregate of 500,000 shares of our common stock at a price of $1.375 per share. In connection with the execution of the purchase agreement, we entered into a separate agreement with the purchasers pursuant to which, among other things, Messrs. Koether, Galuchie and Van Herwarde, our former directors, agreed to resign as directors and appoint new directors designated by the purchasers of the shares. The purchasers designated Messrs. Donehew, Grossman and McCarthy for appointment to our board of directors to take office upon the resignation of the then current directors. Mr. Koether and entities he controls, including some of the other sellers, also agreed to give a designee of the purchasers irrevocable proxies to vote an additional 449,690 shares of our common stock that he and such other entities own.

          The sale of shares contemplated by the purchase agreement was consummated on January 21, 2000, and on that date the proxies given by Mr. Koether and certain entities controlled by him to a designee of one of the purchasers became effective.

          On March 16, 2000, we sold 1,333,005 shares of common stock at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to 29 accredited investors in a private placement offering. MHM acted as the placement agent for the offering and was paid commissions of $128,301.60 and a non-accountable expense allowance of $54,986.40. We also issued to certain persons designated by MHM five year options to purchase 200,251 shares of our common stock at a price of $1.50 per share. Of these options, options to purchase 48,522 shares were issued to Ronald
I. Heller and options to purchase 48,521 shares were issued to David S. Nagelberg. Messrs. Heller and Nagelberg are both associated with MHM. Anthony Charos, one of our directors, is also associated with MHM.

          On November 15, 2000, we agreed to issue 180,000 shares of our common stock to MHM if MHM introduces to us an entity with which we consummate a business combination, if such entity has pre-merger valuation of at least $10 million.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibits Filed.

                   See Exhibit Index appearing later in this Report.

         (b)       Reports on Form 8-K.

                   None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2000           GOLF ROUNDS.COM, INC.
                                   (Registrant)


                                By: /s/ John F. McCarthy, III
                                   -------------------------------------
                                    Name:    John F. McCarthy, III
                                    Title:   Principal Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ John F. McCarthy, III    Chairman and Secretary            December 12, 2000
--------------------------   (Principal Executive
John F. McCarthy, III        Officer)

/s/ Robert H. Donehew        Vice President, Treasurer         December 12, 2000
--------------------------   and Director (Principal
Robert H. Donehew            Accounting and Financial Officer)

/s/ Larry S. Grossman        Director                          December 12, 2000
--------------------------
Larry S. Grossman

/s/ Anthony Charos           Director                          December 12, 2000
--------------------------
Anthony Charos

                                  EXHIBIT INDEX

                                                Incorporated
Exhibit                                         By Reference           No. in
Number       Description                        from Docuemnt          Document        Page
------       -----------                        -------------          --------        -----
 1.1        Agreement and Plan of Merger                A                2.1
 3.1        Articles of Incorporation                   A                3.1
 3.1.1      Bylaws                                      A               3.1.1
 10.1       Employment Agreement, dated May 17,         A                10.1
            1999, between the Company and Thomas
            K. Van Herwarde
 10.2       Stock Purchase Agreement, dated January     B                 2.1
            18, 2000, among Asset Value Holdings,
            Inc., Bradford Trading Company, Paul
            Koether, Shamrock Associates, Sun
            Equities Corporation, Thomas K. Van
            Herwarde, The Rachel Beth Heller 1997
            Trust Dated 7/9/97, The Evan Todd Heller
            Trust Dated 6/17/97, Martan & Co.,
            Donehew Fund Limited Partnership,
            Jonathan & Nancy Glaser Family Trust
            Dated 12/16/98, W. Robert Ramsdell and
            Nagelberg Family Trust Dated 9/24/97
 10.3       Content Licensing and Distribution          C                10.1
            Aggreement, dated December 2, 1999,
            between the Company and TicketMaster
            OnLine - CitySearch, Inc
 10.4       Form of option agreement for options        C                10.2
            issued as of March 13, 2000.
 10.5       Form of subscription agreement for private  C                10.3
            offering.
 10.6       Form of agency agreement for private        C                10.4
            offering.
 10.7       Form of placement agent's purchase option   C                10.5
            for private offering.
 10.8       Form of registration rights agreement       C                10.6
            between the Company and certain security
            holders.
 27.1       Financial Data Schedule                     -                  -     Filed
                                                                                 Herewith
 99.1       Risk Factors                                -                  -     Filed
                                                                                 Herewith

A.        Company's Quarterly Report on Form 10-QSB for the quarter ende May 31,
          1999.

B.        Company's Current Report on Form 8-K, filed with the SEC on January
          19, 2000.

C. Company's Quarterly Report on Form 10-QSB for the quarter ended February 29, 2000.