Form 10QSB
period 2000-11-30
GOLF ROUNDS COM INC
filed 2001-01-19
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: November 30, 2000
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.


                         Commission file number 0-10093

                              Golf Rounds.com, Inc.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                        59-1224913
   -----------------------                              ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

            111 Village Parkway, Building 2, Marietta, Georgia 30067
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  770-951-0984
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
                             ------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X    No
                             -----     ------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 16, 2001, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                        Yes          No    X
                      ------            -----

PART I - FINANCIAL INFORMATION
------   ---------------------

Item 1. -         Financial Statements

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                    November 30,
                                                                       2000
                                                                    -----------
ASSETS

    Current assets:
        Cash and cash equivalents                                   $ 3,225,847
        Prepaid expenses and other                                       18,828
                                                                    -----------
           Total current assets                                       3,244,675

    Equipment, net of accumulated depreciation of $909                    1,688
                                                                    -----------
           Total assets                                             $ 3,246,363
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                    $    51,167
                                                                    -----------
    Stockholders' equity:
        Common stock, $.01 par value, 12,000,000
           shares authorized, 3,447,377
           shares issued and outstanding                                 34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (1,613,143)
                                                                    -----------
               Total stockholders' equity                             3,195,196
                                                                    -----------
               Total liabilities and stockholders' equity           $ 3,246,363
                                                                    ===========


            See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the three months
                                                        ended November 30,
                                                           2000           1999
                                                           ----           ----
Revenues:
    Interest                                         $    48,960    $    21,985
    Other                                                     77          1,200
                                                     -----------    -----------
        Total revenues                                    49,037         23,185
                                                     -----------    -----------
Expenses:
    General, administrative and other                    108,830         76,659
    Amortization and depreciation                            390         50,189
                                                     -----------    -----------
          Total expenses                                 109,220        126,848
                                                     -----------    -----------
Net (loss)                                           $   (60,183)   $  (103,663)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.02)   $      (.05)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      2,099,000
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         For the three months
                                                          ended November 30,
                                                           2000           1999
                                                           ----           ----
Cash flows from operating activities:
Net (loss)                                           $   (60,183)   $  (103,663)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Amortization and depreciation                              390         50,189
  Loss on sale of assets                                   5,054              0
  Increase or decrease in:
    Prepaid expenses and other                            10,760         (1,179)
    Accounts payable and accrued liabilities              16,152              0
                                                     -----------    -----------
Net cash used  by
 operating activities                                    (27,827)       (54,653)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of equipment                                        0         (1,446)
  Proceeds from sale of assets                             3,000              0
                                                     -----------    -----------
Net cash provided by (used in)                             3,000         (1,446)
  investing activities                               -----------    -----------

Net (decrease) in cash and cash                          (24,827)       (56,099)
 equivalents

Cash and cash equivalents at beginning
    of period                                          3,250,674      2,037,257
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 3,225,847    $ 1,981,158
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited financial statements of Golf Rounds.com, Inc. (the "Company") as of November 30, 2000 and for the three month periods ended November 30, 2000 and 1999 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, as filed with the Securities and Exchange Commission on December 14, 2000.

         The results of operations for the three month periods ended November 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

2.       Loss Per Share

         Net loss per common share is based on the weighted average number of shares outstanding. Excluded from the net loss per share calculations for the three months ended November 30, 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

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

         On February 3, 2000, Paul O. Koether, John W. Galuchie, Jr. and Thomas K. Van Herwarde resigned as directors of our board of directors and Robert H. Donehew, Larry Grossman and John F. McCarthy, III took office as our new directors. The change in composition of the board occurred in connection with the sale on January 24, 2000 by Messrs. Koether, Galuchie and Van Herwarde and certain other sellers of an aggregate of 500,000 shares of our common stock to seven purchasers, some of whom are affiliated with the brokerage firm of M.
H. Meyerson & Co., Inc. ("MHM").

         On March 16, 2000, we sold 1,333,005 shares of our common stock at a purchase price of $1.375 per share, representing aggregate net proceeds of approximately $1,567,000, to 29 accredited investors in a private placement offering. MHM acted as the placement agent for the offering.

         On October 31, 2000, Thomas Van Herwarde resigned as our president. We have not designated a successor at this time. We have closed our Kinnelon, N.J. office and sold the furniture and equipment. We have sublet this space for about one half of the lease cost until the lease expires on March 31, 2001, and we will not renew the lease.

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

Results of Operations

         We have had no significant revenues (other than interest income) since 1999 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended November 30, 2000 interest income was $48,960 compared to $21,985 for the comparable period of the prior fiscal year. The increase in interest income was due to additional capital resulting from the private placement of common stock in March 2000 and higher rates of return on U.S. Treasury Securities and money market funds owned by the Company.

         General, administrative and other expenses were $108,830 for the three months ended November 30, 2000 compared to $76,659 for the three months ended November 30,1999. The increase in general, administrative and other expenses was due primarily to increases in salary expenses, rent expenses and web consulting expenses to develop the golfrounds.com and skiingusa.com Internet sites, director's and officer's liability insurance expenses, loss on sale of fixed assets due to the closing of the Kinnelon office and increased legal fees. General, administrative and other expenses for the three month period ended November 30, 2000 consisted primarily of salary expenses of $30,000, web consulting expenses of $21,389, director's and officer's liability insurance expenses of $8,625, legal expenses of $19,457, rent expenses of $8,377, and the loss on the sale of fixed assets of $5,054. Amortization expenses of $49,304 was incurred in the first quarter of the prior year in connection with the acquisition of PKG Design, Inc.; however, there was no such expense in the three months ended November 30, 2000 as these assets had been fully amortized by the end of fiscal 2000. Until March 31, 2000, a management fee of $12,500 per quarter was paid to a company, with which we are affiliated, for accounting, financial and administrative management. The fee was based on the former affiliate's estimated costs. Since the change of control, most of these services are being performed by our Treasurer. Our Chairman and Treasurer are each paid $2,500 per month for such services.

          We had previously self-insured various amounts of our employees' medical claims, however, as of March 31, 2000, we will not self-insure our employees' and their families' medical claims. As of April 1, 2000, we purchased medical insurance that eliminates the Company's liability for future medical claims of our employees' and their families'.

          On November 28, 2000, the Company became aware of a potential claim of approximately $145,000, which is reasonably possible of being asserted under the Company's previous medical insurance plan. Management of the Company has been advised that at least a portion of the potential claim may have been for treatment that may have been considered experimental under the plan documents on which the Company's "stop loss" (excess) insurance was based. The plan of treatment was nevertheless approved by the entity engaged as administrator of the plan. No demand for reimbursement by the Company of this claim has been made as of January 18, 2001. Although the outcome of any potential claim cannot be predicted with certainty, if a claim is made, management of the Company and the Company's legal counsel believe that it is reasonably possible that the Company will recover at least a portion of the potential claim from the administrator and/or others; however, the amount of the potential loss, if any, and recovery cannot be estimated. In the event a claim is asserted, management of the Company intends to vigorously pursue its remedies.

Liquidity and Capital Resources

         On March 16, 2000, we sold an aggregate of 1,333,005 shares of common stock in a private placement that resulted in $1,566,672 of additional net capital.

         At November 30, 2000, cash and cash equivalents were $3,225,847. Working capital was $3,193,508. U.S. Treasury Securities of approximately $1,486,366 mature at various dates through February 1, 2001 and bear interest rates ranging from 6.175% to 6.2787%. Money market funds of $1,687,224 bear an interest rate of 5.82%

PART II - OTHER INFORMATION
-------   -----------------


Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.


(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOLF ROUNDS.COM, INC.

                                            /s/ Robert H. Donehew
Dated: January 19, 2001                By: ___________________________
                                             Robert H. Donehew
                                             Vice President and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)