Form 10QSB
period 2001-02-28
GOLF ROUNDS COM INC
filed 2001-04-23
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: February 28, 2001
                                     ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 16, 2001, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                        Yes          No    X
                      ------            -----

PART I - FINANCIAL INFORMATION
------   ---------------------

Item 1. -         Financial Statements



                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                    February 28,
                                                                       2001
                                                                    -----------
ASSETS

    Current assets:
        Cash and cash equivalents                                   $ 3,163,896
        Prepaid expenses and other                                        9,391
                                                                    -----------
           Total current assets                                       3,173,287

    Equipment, net of accumulated depreciation of $1,299                  1,298
                                                                    -----------
           Total assets                                             $ 3,174,585
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                    $    32,203
                                                                    -----------
    Stockholders' equity:
        Common stock, $.01 par value, 12,000,000
           shares authorized, 3,447,377
           shares issued and outstanding                                 34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (1,665,957)
                                                                    -----------
               Total stockholders' equity                             3,142,382
                                                                    -----------
               Total liabilities and stockholders' equity           $ 3,174,585
                                                                    ===========


            See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the three months
                                                      ended February 28 & 29,
                                                           2001           2000
                                                           ----           ----
Revenues:
    Interest                                         $    44,550    $    17,307
    Other                                                    100          1,246
                                                     -----------    -----------
        Total revenues                                    44,650         18,553
                                                     -----------    -----------
Expenses:
    General, administrative and other                     97,073        133,217
    Amortization and depreciation                            390         33,477
                                                     -----------    -----------
          Total expenses                                  97,463        166,664
                                                     -----------    -----------
Net (loss)                                           $   (52,813)   $  (148,111)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.02)   $      (.07)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      2,099,000
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the six months
                                                       ended February 28 & 29
                                                           2001           2000
                                                           ----           ----
Revenues:
    Interest                                         $    93,587    $    47,483
    Other                                                    100          3,995
                                                     -----------    -----------
        Total revenues                                    93,687         51,478
                                                     -----------    -----------
Expenses:
    General, administrative and other                    205,904        243,041
    Amortization and depreciation                            780        100,291
                                                     -----------    -----------
          Total expenses                                 206,684        343,332
                                                     -----------    -----------
Net (loss)                                           $  (112,997)   $  (291,854)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.03)   $      (.14)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      2,099,000
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the six months
                                                         ended February 28 & 29,
                                                           2001           2000
                                                           ----           ----
Cash flows from operating activities:
Net (loss)                                           $  (112,997)   $  (291,854)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Amortization and depreciation                              780        100,291
  Loss on sale of assets                                   5,054              0
  Increase or decrease in:
    Prepaid expenses and other                            20,196         (2,550)
    Accounts payable and accrued liabilities              (2,811)        42,785
                                                     -----------    -----------
Net cash used  by
 operating activities                                    (89,778)      (151,328)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of equipment                                        0         (2,855)
  Proceeds from sale of assets                             3,000              0
                                                     -----------    -----------
Net cash provided by (used in)                             3,000         (2,855)
  investing activities                               -----------    -----------

Net (decrease) in cash and cash                          (86,778)      (154,183)
 equivalents

Cash and cash equivalents at beginning
    of period                                          3,250,674      2,035,848
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 3,163,896    $ 1,881,665
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of February 28, 2001 and the unaudited statements of operations for the three-month and six-month periods ended February 28, 2001 and February 29, 2000 and the unaudited statements of cash flows for the six-month periods ended February 28, 2001 and February 29, 2000 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, as filed with the Securities and Exchange Commission on December 14, 2000 and in the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2000, as filed with the Securities and Exchange Commission on January 19, 2001.

         The results of operations for the three-month and six-month periods ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

2.       Loss Per Share

         Net loss per common share is based on the weighted average number of shares outstanding. Excluded from the net loss per share calculations for the six-month periods ended February 28, 2001 and February 29, 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

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

         On October 31, 2000, Thomas Van Herwarde resigned as our president. We have not designated a successor at this time. We have closed our Kinnelon, N.J. office and sold the furniture and equipment. We sublet this space for about one half of the lease cost until the lease expired on March 31, 2001, and did not renew the lease.

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

Results of Operations

Three months ended February 28, 2001 as compared to the three months ended February 29, 2000:

         We have had no significant revenues (other than interest income) since 1999 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended February 28, 2001 interest income was $44,550 compared to $17,307 for the comparable period of the prior fiscal year. The increase in interest income was due to additional capital resulting from the private placement of common stock in March 2000 and higher rates of return on U.S. Treasury Securities and money market funds owned by the Company.

         General, administrative and other expenses were $97,093 for the three months ended February 28, 2001 compared to $133,217 for the three months ended February 29, 2000. The decrease in general, administrative and other expenses was due primarily to the reduction of rent, web consulting and medical insurance expenses that resulted from the closing the Kinnelon, N.J. office, outsourcing maintenance of the Company's two web sites, and eliminating the medical insurance plan that included significant corporate participation in the payment of medical costs incurred by covered employees. Amortization and depreciation expense was $390 for the three months ended February 28, 2001 as compared to $33,477 for the three months ended February 29, 2000

Six months ended February 28, 2001 as compared to the six months ended February 29, 2000:

           For the six months ended February 28, 2001 interest income was $93,587 compared to $47,483 for the comparable period of the prior fiscal year. The increase in interest income was due to additional capital resulting from the private placement of common stock in March 2000 and higher rates of return on U.S. Treasury Securities and money market funds owned by the Company.

         General, administrative and other expenses were $205,904 for the six months ended February 28, 2001 compared to $243,041 for the six months ended February 29, 2000. The decrease in general, administrative and other expenses was due primarily to the reduction of rent, web consulting and medical insurance expenses that resulted from the closing the Kinnelon, N.J. office, out sourcing maintenance of the Company's two web sites, and eliminating the medical insurance plan that included significant corporate participation in the payment of medical costs incurred by covered employees. Amortization and depreciation expense was $780 for the six months ended February 28, 2001 as compared to $100,291 for the six months ended February 29, 2000.

           General, administrative and other expenses for the six-month period ended February 28, 2001 consisted primarily of salary expenses of $75,375, web consulting and hosting expenses of $26,898, director's and officer's liability insurance expenses of $17,250, legal expenses of $33,071, rent expenses of $8,699, and the loss on the sale of fixed assets of $5,054. Amortization expenses of $98,608 was incurred in the six months ended February 29, 2000 in connection with the acquisition of PKG Design, Inc.; however, there was no such expense in the six months ended February 28, 2001 as these assets had been fully amortized by the end of fiscal 2000. Until March 31, 2000, a management fee of $12,500 per quarter was paid to a company, with which we were affiliated, for accounting, financial and administrative management. The fee was based on the former affiliate's estimated costs. Since the change of control, most of these services are being performed by our Treasurer. Our Chairman and Treasurer are each paid $2,500 per month for such services. $14,725 additional compensation was paid to the Treasurer during the six months ended February 28, 2001 for additional assistance that was non-recurring and unusual.

         We had previously self-insured various amounts of our employees' medical claims, however, as of March 31, 2000, we were not self-insuring our employees' and their families' medical claims. As of April 1, 2000, we purchased medical insurance that eliminates the Company's liability for future medical claims of our employees' and their families'.

          On November 28, 2000, the Company became aware of a potential claim of approximately $145,000, which is reasonably possible of being asserted under the Company's previous medical insurance plan. Management of the Company has been advised that at least a portion of the potential claim may have been for treatment that may have been considered experimental under the plan documents on which the Company's "stop loss" (excess) insurance was based. The plan of treatment was nevertheless approved by the entity engaged as administrator of the plan. No demand for reimbursement by the Company of this claim has been made as of April 16, 2001. Although the outcome of any potential claim cannot be predicted with certainty, if a claim is made, management of the Company and the Company's legal counsel believe that it is reasonably possible that the Company will recover at least a portion of the potential claim from the administrator and/or others; however, the amount of the potential loss, if any, and recovery cannot be estimated. In the event a claim is asserted, management of the Company intends to vigorously pursue its remedies.


Liquidity and Capital Resources

         On March 16, 2000, we sold an aggregate of 1,333,005 shares of common stock in a private placement that resulted in $1,566,672 of additional net capital.

         At February 28, 2001, cash and cash equivalents were $3,163,896. Working capital was $3,141,084. U.S. Treasury Securities of approximately $3,023,943 mature at various dates through June 1, 2001 and bear interest rates ranging from 4.91% to 5.192%. Money market funds of $139,953 bear an interest rate of 4.77%

PART II - OTHER INFORMATION
-------   -----------------

Item 2. - Changes in Securities and Use of Proceeds


(c)        Recent Sale of Unregistered Securities
           --------------------------------------

           During the quarter ended February 28, 2001, we made the following sales of unregistered securities.


                                              Consideration received
                                                and description of                      If option, warrant
                                              Underwriting or other                       or convertible
                                               discounts to market     Exemption from    security terms of
                 Title of                        price offered to       registration        exercise or
 Date of Sale     Security      Number Sold         Purchasers             claimed          conversions
 ------------     --------      -----------         ----------             -------          -----------
   12/28/00      Option to        65,000      No cash consideration         4(2)          Exercisable in
              purchase common                received until exercise                      full upon grant
              stock issued to                                                             for five years
                 directors                                                               from the date of
                                                                                            grant at an
                                                                                         exercise price of
                                                                                          $1.30 per share



Item 6. - Exhibits and Reports on Form 8-K


(a)      Exhibits

         None.


(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOLF ROUNDS.COM, INC.

                                            /s/ Robert H. Donehew
Dated: April 16, 2001                By: ___________________________
                                             Robert H. Donehew
                                             Vice President and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)