Form 10QSB
period 2001-05-31
GOLF ROUNDS COM INC
filed 2001-07-13
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: May 31, 2001
                                     ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 13, 2001, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                        Yes          No    X
                      ------            -----

PART I - FINANCIAL INFORMATION
------   ---------------------

Item 1. -         Financial Statements
------

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                      May 31,
                                                                       2001
                                                                    -----------
ASSETS

    Current assets:
        Cash and cash equivalents                                   $ 3,142,022
        Prepaid expenses and other                                        1,695
                                                                    -----------
           Total current assets                                       3,143,717

    Equipment, net of accumulated depreciation of $1,689                    908
                                                                    -----------
           Total assets                                             $ 3,144,625
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                    $    38,974
                                                                    -----------
    Stockholders' equity:
        Common stock, $.01 par value, 12,000,000
           shares authorized, 3,447,377
           shares issued and outstanding                                 34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (1,702,688)
                                                                    -----------
               Total stockholders' equity                             3,105,651
                                                                    -----------
               Total liabilities and stockholders' equity           $ 3,144,625
                                                                    ===========


            See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the three months
                                                            ended May 31,
                                                      --------------------------
                                                           2001           2000
                                                           ----           ----
Revenues:
    Interest                                         $    36,060    $   43,909
    Other                                                   -            1,662
                                                     -----------    -----------
        Total revenues                                    36,060         45,571
                                                     -----------    -----------
Expenses:
    General, administrative and other                     72,401        162,589
    Amortization and depreciation                            390         33,782
                                                     -----------    -----------
          Total expenses                                  72,791        196,371
                                                     -----------    -----------
Net (loss)                                           $   (36,731)   $  (150,800)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.01)   $      (.05)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      3,254,833
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the nine months
                                                              ended May 31,
                                                      --------------------------
                                                           2001           2000
                                                           ----           ----
Revenues:
    Interest                                         $   129,569    $    91,392
    Other                                                    177          5,657
                                                     -----------    -----------
        Total revenues                                   129,746         97,049
                                                     -----------    -----------
Expenses:
    General, administrative and other                    278,304        405,631
    Amortization and depreciation                          1,170        134,073
                                                     -----------    -----------
          Total expenses                                 279,474        539,704
                                                     -----------    -----------
Net (loss)                                           $  (149,728)   $  (442,655)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.04)   $      (.18)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      2,525,194
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         For the nine months
                                                             ended May 31,
                                                      --------------------------
                                                           2001           2000
                                                           ----           ----
Cash flows from operating activities:
Net (loss)                                           $  (149,728)   $  (442,655)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization and depreciation                            1,170        134,073
  Loss on sale of assets                                   5,054              -
  Common stock issued as compensation                          -         38,437
  Increase or decrease in:
    Prepaid expenses and other                            27,893        (28,268)
    Accounts payable and accrued liabilities               3,959         20,319
                                                     -----------    -----------
Net cash used by
 operating activities                                   (111,652)      (278,094)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of equipment                                        -         (5,588)
  Proceeds from sale of assets                             3,000              -
                                                     -----------    -----------
Net cash provided by (used in)
 investing activities                                      3,000         (5,588)
                                                     -----------    -----------

Cash flows from financing activities:
  Net proceeds from private placement
   of common stock                                             -      1,566,672
  Repurchase of common stock                                   -           (162)
                                                     -----------    -----------
Net cash provided by (used in)
 financing activities                                          -      1,566,510
                                                     -----------    -----------


Net (decrease) in cash and cash equivalents             (108,652)     1,282,828

Cash and cash equivalents at
 beginning of period                                   3,250,674      2,035,848
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 3,142,022    $ 3,318,676
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of May 31, 2001 and the unaudited statements of operations for the three-month and nine-month periods ended May 31, 2001 and 2000 and the unaudited statements of cash flows for the nine-month periods ended May 31, 2001 and 2000 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, as filed with the Securities and Exchange Commission on December 14, 2000.

         The results of operations for the three-month and nine-month periods ended May 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

2.       Loss Per Share

         Net loss per common share is based on the weighted average number of shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three-month and nine-month periods ended May 31, 2001 and 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

           The net loss per common share has been restated for the three-month and nine-month periods ended May 31, 2000 based on the corrected weighted average number of shares outstanding during the applicable period. The net loss per common share increased by $.01 and $.05 for the three-month and nine-month periods ended May 31, 2000, respectively, as a result of this restatement.

Item 2. - Management's Discussion and Analysis of Financial Condition and
------    Results of Operations
          ----------------------------------------------------------------

         This Form 10-QSB contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any prior periods or performance suggested by these statements.

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

         On February 3, 2000, Paul O. Koether, John W. Galuchie, Jr. and Thomas
K. Van Herwarde resigned as directors of our board of directors and Robert H. Donehew, Larry Grossman John F. McCarthy, III took office as our new directors. The change in composition of the board occurred in connection with the sale on January 24, 2000 by Messrs. Koether, Galuchie and Van Herwarde and certain other sellers of an aggregate of 500,000 shares of our common stock to seven purchasers, some of who are affiliated with the brokerage firm of M. H. Meyerson & Co., Inc. ("MHM").

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

Results of Operations

Three months ended May 31, 2001 as compared to the three months ended May 31, 2000:

         We have had no significant revenues (other than interest income) since 1999 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended May 31, 2001 interest income was $36,060 as compared to $43,909 for the comparable period of the prior fiscal year. The decline in interest income was due to the reduction in U.S. Treasury Securities and money market fund investments owned by the Company, which are reported as cash and cash equivalents, and lower rates of return on such investments.

        General, administrative and other expenses were $72,401 for the three months ended May 31, 2001 as compared to $162,589 for the three months ended May 31, 2000. The decrease in general, administrative and other expenses was due primarily to the reduction of rent, web consulting, medical insurance, and salary expenses that resulted from closing the Kinnelon, N.J. office; outsourcing maintenance of the Company's two web sites; terminating the Company's medical insurance plan that included significant corporate participation in the payment of medical costs incurred by covered employees; and accepting the resignation of the Company's president as of October 31, 2000, who has not yet been replaced. Amortization and depreciation expense was $390 for the three months ended May 31, 2001 as compared to $33,782 for the three months ended May 31, 2000. The amortization expense recognized for fiscal 2000 was primarily incurred in connection with the acquisition of PKG Design, Inc., which included the Company's two web sites, the cost of which was fully amortized by the end of fiscal 2000.

Nine months ended May 31, 2001 as compared to the nine months ended May 31, 2000:

           Interest income for the nine months ended May 31, 2001 was $129,569 as compared to $91,392 for the comparable period of the prior fiscal year. The increase in interest income was due to earnings on additional capital resulting from the March 2000 private placement of common stock.

       General, administrative and other expenses were $278,304 for the nine months ended May 31, 2001 as compared to $405,631 for the nine months ended May 31, 2000. The decrease in general, administrative and other expenses was due primarily to the reduction of rent, web consulting and medical insurance expenses that resulted from closing the Kinnelon, N.J. office, outsourcing maintenance of the Company's two web sites, and eliminating the medical insurance plan that included significant corporate participation in the payment of medical costs incurred by covered employees. Amortization and depreciation expense was $1,170 for the nine months ended May 31, 2001 as compared to $134,073 for the nine months ended May 31, 2000. The amortization expense recognized for fiscal 2000 was primarily incurred in connection with the acquisition of PKG Design, Inc., which included the Company's two web sites, the cost of which was fully amortized by the end of fiscal 2000.

           General, administrative and other expenses for the nine-month period ended May 31, 2001 consisted primarily of salary expenses of $74,725, web consulting and hosting expenses of $34,698, director's and officer's liability insurance expenses of $25,875, and legal expenses of $61,902.

           Until March 31, 2000, a management fee of $12,500 per quarter was paid to a company, with which we were affiliated, for accounting, financial and administrative management. The fee was based on the former affiliate's estimated costs. Since the change of control, our Treasurer is performing most of these services. Our Chairman and Treasurer are each paid $2,500 per month for their services commencing September 1, 2000. During the nine months ended May 31, 2001, $14,725 additional compensation was paid to the Treasurer for extra assistance.

         We had previously self-insured various amounts of our employees' medical claims; however, as of March 31, 2000, we no longer self-insured our employees' and their families' medical claims. As of April 1, 2000, we purchased medical insurance that eliminates the Company's liability for future medical claims of our employees and their families.

          On November 28, 2000, the Company became aware of a potential claim of approximately $145,000, which is reasonably possible of being asserted under the Company's previous medical insurance plan. Management of the Company has been advised that at least a portion of the potential claim may have been for treatment that may have been considered experimental under the plan documents on which the Company's "stop loss" (excess) insurance was based. The plan of treatment was nevertheless approved by the entity engaged as administrator of the plan. No demand for reimbursement by the Company of this claim has been made as of July 13, 2001. Although the outcome of any potential claim cannot be predicted with certainty, if a claim is made, management of the Company and the Company's legal counsel believe that it is reasonably possible that the Company will recover at least a portion of the potential claim from the administrator and/or others; however, the amount of the potential loss, if any, and recovery cannot be estimated. In the event a claim is asserted, management of the Company intends to vigorously pursue its remedies.


Liquidity and Capital Resources

         On March 16, 2000, we sold an aggregate of 1,333,005 shares of common stock in a private placement that resulted in $1,566,672 of additional net capital.

         At May 31, 2001, cash and cash equivalents were $3,142,022. Working capital was $3,104,743. U.S. Treasury Securities of approximately $2,534,267 mature on July 26, 2001 and earn interest at 3.77% annually. Money market funds of $587,349 earn interest at 3.98% annually.

PART II - OTHER INFORMATION
-------   -----------------


Item 6. - Exhibits and Reports on Form 8-K
------


(a)      Exhibits

         None.


(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOLF ROUNDS.COM, INC.

                                         /s/ Robert H. Donehew
Dated: July 13, 2001                By: ___________________________
                                        Robert H. Donehew
                                        Vice President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)