Form 10KSB
period 2001-08-31
GOLF ROUNDS COM INC
filed 2001-11-29
CIK 319016

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2001
                          ----------------------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________   to  __________________


Commission file number   0-10093
                       ------------

                              Golf Rounds.com, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                            59-1224913
-----------------------------------                      ----------------------
(State or Other Jurisdiction of )                        (I.R.S. Employer
Incorporation or Organization                            Identification No.)

111 Village Parkway, Building #2, Marietta, Georgia              30067
---------------------------------------------------      ----------------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 951-0984
                                                 ----------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class       Name of Each Exchange on Which Registered
         -------------------       -----------------------------------------
         None                      None

Securities registered under Section 12(g) of the Exchange Act:

         Title of Class
         --------------
         Common Stock, par value $0.01 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                       ---  ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:   $156,817.

         At November 27, 2001, the aggregate market value of the common stock held by non-affiliates of the issuer was $496,111.

         At November 27, 2001, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one) Yes   No  X
                                                                   ---      ---
         Documents incorporated by reference:   None

                              GOLF ROUNDS.COM, INC.

       ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2001

                                TABLE OF CONTENTS

SECTION                                                                PAGE NO.
                                                                       --------

PART I                                                                       3
        ITEM 1.   DESCRIPTION OF BUSINESS                                    3
        ITEM 2.   DESCRIPTION OF PROPERTIES                                  6
        ITEM 3.   LEGAL PROCEEDINGS                                          6
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        6
PART II                                                                      7
        ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   7
        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        8
        ITEM 7.   FINANCIAL STATEMENTS                                      10
        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.                      24
PART III                                                                    24
        ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.       24
        ITEM 10.  EXECUTIVE COMPENSATION                                    26
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                            28
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            30
        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          31

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

         Golf Rounds.com, Inc. was incorporated in 1968. Until the fourth quarter of fiscal 1992, we were engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, we liquidated our assets and did not conduct any business operations until May 1999. At that time, we acquired the assets of PKG Design, Inc., the developer of golfrounds.com and skiingusa.com, two sports-related Internet websites. In connection with the acquisition of these websites, we changed our name to Golf Rounds.com, Inc.

Recent Events

         In August 2001, we determined to cease operations of our golfrounds.com and skiingusa.com websites since continued maintenance of these websites was not a productive use of our resources. We still own the rights to these domain names and may sell them in connection with a business combination.

Current Business Plan

         Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available cash (currently approximately $2.95 million), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

         In seeking to attain our business objective, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management's opinion, meet our business objectives as described in this report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

         We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage such firms in the future, in which event, we may pay a finder's fee or other compensation for such introductions if they result in consummated transactions. These fees are customarily between 1% and 5% of the size of the overall transaction, based upon a sliding scale of the amount involved.

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

         o        the costs associated with effecting the business combination.

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

In the event we are characterized as an "investment company," we would be required to comply with these additional regulatory burdens, which would require additional expense.

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

         We will in all likelihood, become subject to competition from competitors of the acquired business. In particular, industries which experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than we have. We cannot ascertain the level of competition we will face if we do not effect a business combination and we cannot assure you that we will be able to compete successfully with these competitors.

Employees

         Currently, our only employees are our officers, who will devote as much time to our business as our board of directors determines to be necessary. R.D. Garwood, Inc. provides us with the use of an administrative assistant, who performs secretarial and bookkeeping services. (See Item 2, Description of Properties.)


ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia and our telephone number is (770) 951-0984. Our office space, fixtures, furniture and equipment, as well as our administrative assistant, is provided to us by R.D. Garwood, Inc. at a cost of $900 per month on a month-to-month basis. Robert H. Donehew, our president, treasurer and director, is also chief financial officer of R.D. Garwood, Inc. We believe that our present business property is adequate and suitable to meet our needs until we consummate a business combination.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         Our common stock is traded on the OTC Bulletin Board under the symbol "TEEE." Our common stock is only traded on a limited or sporadic basis and this should not be deemed to constitute an established public trading market. We cannot assure you that the common stock will be actively traded in the future. Therefore, we cannot assure you that there will be liquidity in the common stock.

         Below is a table indicating the range of high and low bid information for the common stock as reported in the National Quotation Bureau for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.




                  Period                         High($)             Low($)
                  ------                         -------             -----

                  Fiscal 2002

                      First Quarter*              0.85                0.77


                  Fiscal 2001

                      Fourth Quarter              1.20                1.05

                      Third Quarter               1.25                0.88

                      Second Quarter             1.687               1.031

                      First Quarter              2.312                1.75


                  Fiscal 2000

                       Fourth Quarter           2.6875             1.78125

                       Third Quarter              3.75                2.50

                       Second Quarter            4.875               1.325

                       First Quarter             1.625                1.25


* Through November 18, 2001.

Holders

         As of November 27, 2001, there were 3,637 holders of record of our common stock.

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


Results of Operations

         We have had no significant revenues (other than interest income) since 1992 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the year ended August 31, 2001 interest income was $154,640, as compared to $138,217 for the year ended August 31, 2000. The increase in interest income was due to additional capital resulting from the private placement of common stock in March 2000.

         General, administrative and other expenses were $355,050 for the year ended August 31, 2001, as compared to $513,367 for the year ended August 31, 2000. The decrease in general, administrative and other expenses was due primarily to the reduction of payroll, rent and utility expenses that resulted from closing the Kinnelon, N.J. office, outsourcing maintenance of the Company's two web sites, and eliminating the medical insurance plan that included significant corporate participation in the payment of medical costs incurred by covered employees.

         General, administrative and other expenses for the year ended August 31, 2001 consisted primarily of legal and due diligence expenses of $101,387, payroll expenses of $99,494, website consulting and hosting expenses of $38,599, directors' and officers' liability insurance expenses of $34,500, audit and accounting fee expenses of $25,297 and stockholder services expenses of $7,435.

         Amortization and depreciation expense was $1,560 for the year ended August 31, 2001 as compared to $134,649 for the year ended August 31, 2000. The amortization expense recognized for fiscal 2000 was primarily incurred in connection with the acquisition of PKG Design, Inc., which included the Company's two web sites, the cost of which was fully amortized by the end of fiscal 2000.

         We had previously self-insured various amounts of our employees' medical claims; however, as of March 31, 2000, we no longer self-insured our employees' and their families' medical claims. From April 1, 2000 until March 31, 2001, we purchased medical insurance that eliminated the Company's liability for future medical claims of our employees and their families. As of April 1, 2001, the Company no longer provides medical insurance benefits for any employee.

         On November 28, 2000, we became aware of a potential claim that is reasonably possible of being asserted by a former employee under the Company's medical insurance plan. We have been advised that the wife of the former employee (who was a covered person under the plan) incurrered medical costs of approximately $145,000, of which at least a portion may have been for treatment that may have been considered experimental under the plan documents on which the Company's "stop loss" (excess) insurance was based. The plan of treatment was nevertheless approved by the entity engaged as administrator of the plan. We received a request for reimbursement of this potential claim. We do not intend to satisfy the request, as we believe we are not responsible to reimburse the claimant. Legal counsel to the Company believes, if legal action is initiated and the Company is held liable, that it is reasonably possible that the Company will prevail upon a claim for reimbursement from the administrator; however, the amount of the potential loss, if any, and recovery cannot be estimated. In the event a claim is asserted, we intend to vigorously pursue our remedies.


Liquidity and Capital Resources

         On March 16, 2000, we sold an aggregate of 1,333,005 shares of common stock in a private placement that resulted in $1,566,670 of additional net capital.

         At August 31, 2001, cash and cash equivalents were $2,950,029, which included $2,935,695 that was invested in a money market account with an effective yield of 2.96%, and working capital was $2,948,393. In addition, the Company held a marketable security as of August 31, 2001 for $101,620 that we intended to hold until maturity; however, we sold the security on October 22, 2001 for $89,200 due to a perceived change in the creditworthiness of the issuer of the security.

ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements:                                  Page
                                                                         ----

             Independent Auditors' Report of Bederson & Company LLP.......F-1

             Balance Sheet as of August 31, 2001..........................F-2

             Statements of Operations for fiscal years ended
                 August 31, 2001 and 2000.................................F-3

             Statements of Stockholders' Equity for fiscal years
                 ended August 31, 2001 and 2000...........................F-4


             Statements of Cash Flows for fiscal years ended
                 August 31, 2001 and 2000.................................F-5

             Notes to the Financial Statements.....................F-6 to F-13

                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Golf Rounds.com, Inc.


We have audited the accompanying balance sheet of Golf Rounds.com, Inc., as of August 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Rounds.com, Inc., as of August 31, 2001 and the results of its operations and cash flows for the years ended August 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ Bederson & Company LLP

                                                      BEDERSON & COMPANY LLP






West Orange, New Jersey
September 21, 2001

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 2001


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $2,950,029
  Prepaid expenses and other                                  20,125
                                                          ----------

  TOTAL CURRENT ASSETS                                     2,970,154

MARKETABLE SECURITIES                                        101,620

EQUIPMENT, net of accumulated
  depreciation of $2,079                                         518
                                                          ----------


TOTAL ASSETS                                              $3,072,292
                                                          ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                                     $   21,761
                                                          ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    12,000,000 shares authorized,
    3,447,377 issued and outstanding                          34,473
  Additional capital in excess of par value                4,773,866
  Accumulated deficit                                     (1,757,808)
                                                          ----------

  TOTAL STOCKHOLDERS' EQUITY                               3,050,531
                                                          ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $3,072,292
                                                          ==========










         The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                   FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000



                                                         2001           2000
                                                      -----------     ---------
REVENUES:
  Interest                                             $ 154,640      $ 138,217
  Other                                                    2,177          5,967
                                                      ----------      ---------

  TOTAL REVENUES                                         156,817        144,184
                                                      ----------      ---------

EXPENSES:
  General, administrative and other                      355,050        513,367
  Depreciation and amortization                            1,560        134,649
                                                      ----------      ---------

  TOTAL EXPENSES                                         356,610        648,016
                                                      ----------      ---------

OTHER INCOME (EXPENSE):
  Loss on sale of equipment                               (5,054)         -
                                                      ----------      ---------

NET LOSS                                               $(204,847)     $(503,832)
                                                       =========      =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE            $    (.06)     $    (.18)
                                                       =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   3,447,377      2,748,250
                                                       =========      =========












         The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000






                                                                     Additional
                                        Common Stock                 Capital in                             Total
                                  ---------------------------        Excess of         Accumulated       Stockholders'
                                    Shares          Par Value        Par Value           Deficit            Equity
                                  ---------       -----------       ----------         ------------       -----------
BALANCE - September 1, 1999       2,099,372      $    20,993        $3,200,214         $(1,049,129)       $2,172,078

  Issuance of common stock
    in connection with
    Private Placement             1,333,005           13,330         1,553,340              -              1,566,670

  Issuance of common stock
    as compensation to officer       15,000              150            20,475              -                 20,625

  Repurchase of common stock           -                -                 (163)             -                   (163)

  Net loss                             -                -                 -               (503,832)         (503,832)
                                -----------      -----------        -----------        ------------       ----------

BALANCE - August 31, 2000         3,447,377           34,473         4,773,866          (1,552,961)        3,255,378

  Net loss                             -                -                 -               (204,847)         (204,847)
                                 ----------      -----------        -----------        ------------       ----------

BALANCE - August 31, 2001         3,447,377      $    34,473        $4,773,866         $(1,757,808)       $3,050,531
                                  =========      ===========        ==========         ===========        ==========










         The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                   FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000


                                                                    2001               2000
                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (204,847)       $  (503,832)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Loss on sale of equipment                                       5,054               -
      Depreciation and amortization                                   1,560            134,649
      Common stock issued as compensation                              -                20,625
      Increase or decrease in:
        Prepaid expenses and other                                    9,463            (21,331)
        Accrued liabilities                                         (13,255)            26,791
                                                                -----------        -----------

  NET CASH USED BY OPERATING ACTIVITIES                            (202,025)          (343,098)
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                     3,000               -
  Purchase of marketable securities                                (101,620)              -
  Purchase of equipment                                                -                (8,584)
                                                                -----------        -----------

  NET CASH USED BY INVESTING ACTIVITIES                             (98,620)            (8,584)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds of Private Placement                                   -              1,566,670
  Repurchase of common stock                                          -                   (163)
                                                                -----------        -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                           -              1,566,507
                                                                -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (300,645)         1,214,825

CASH AND CASH EQUIVALENTS - beginning                             3,250,674          2,035,849
                                                                -----------        -----------

CASH AND CASH EQUIVALENTS - ending                              $ 2,950,029        $ 3,250,674
                                                                ===========        ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  In March, 2000 the Company issued 15,000 shares of common stock as compensation to an officer.







         The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000




NOTE 1 - CORPORATE OPERATIONS

         Golf Rounds.com, Inc. (the Company) is a Delaware corporation, which is also authorized to conduct business in New Jersey and Georgia, that was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metal Services, Inc. until the fourth quarter of fiscal 1992, at which time the Company liquidated the assets of its former business. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports - related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

         In August 2001, the Company determined to cease operations of its golfrounds.com and skiingusa.com websites since continued maintenance of these websites was not a productive use of the Company's resources. The Company owns the rights to these domain names and may sell them in connection with a business combination.

         The Company's current business plan is primarily to serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use the Company's available cash, capital stock, debt or a combination of these to effect a business combination.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents
         The Company considers all money market funds and highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents. U.S. Treasury securities are recorded at cost, which approximates their fair value.

         Marketable Equity Securities
         Securities Held-to-Maturity: Investments in mandatorily redeemable equity securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity. Unrealized gain or loss due to temporary market fluctuations is excluded from earnings as the Company intends to hold these securities until they mature.

         Fair Value
         The carrying amounts of cash and equivalents, marketable securities, prepaid expenses and accrued liabilities approximate fair value.

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

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Amortization of Intangible Assets
         Intangible assets, established in connection with the acquisition of PKG Design, Inc., were amortized on a straight-line basis over a one
         (1) year period.

         Stock-Based Compensation
         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant.

         Statement 123 of the Financial Accounting Standards Board (FAS 123), "Accounting for Stock-Based Compensation," became effective for the Company in 1996. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical application of the fair-value method.

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

         Net Loss Per Common Share
         Net loss per common share is based on the weighted average number of shares of common stock outstanding during each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive. Excluded in the net loss per share calculation are continently issuable shares that, if included, would have an anti-dilutive effect.

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

         Reclassifications
         Certain reclassifications were made to the fiscal 2000 financial statements presentation in order to conform to the 2001 financial statements presentation.

                              GOLF ROUNDS.COM, INC.
                          N0TES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


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

NOTE 4 - MARKETABLE EQUITY SECURITIES

         The cost and fair value of marketable, mandatorily redeemable, equity securities owned by the Company as of August 31, 2001 are as follows:

                                                          Unrealized
                                                           Holding      Fair
                             2001                  Cost     Losses      Value
         -------------------------------------   ---------  ------    --------

         Held to maturity:
           Preferred stocks, 8% cumulative
             dividend, maturing in more than
             ten (10) years (i.e., 2048)         $101,620   $ (220)   $101,400

         These securities were purchased at a premium of $1,620 in June 2001. Since these securities were purchased shortly before year end 2001, management has elected to begin amortizing these securities in fiscal 2002 due to immateriality.

         Management intends to hold these securities until maturity. Gains and losses on the sale of investment securities are determined using the specific identification method. No securities were sold in 2001 or 2000.

NOTE 5 - INCOME TAXES

         The Company had net operating loss carryforwards ("NOLs") at August 31, 2001 and 2000, of approximately $842,000 and $616,000, respectively, for Federal income tax reporting purposes, $895,000 and $663,000, respectively, for New Jersey State, and $205,000 and $89,000, respectively, for Georgia State income tax reporting purposes. These losses create a deferred tax asset at August 31, 2001 and 2000. The Company has recorded a 100% valuation allowance against deferred tax assets and deferred tax benefits due to the uncertainty of their ultimate realization.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 1999

NOTE 5 - INCOME TAXES (Continued)

         The deferred income tax benefits of operating losses for the years ended August 31, 2001 and 2000 are approximately as follows:

                                               2001             2000
                                            ----------       -----------

                 Federal                    $  63,000          $129,000
                 New Jersey                    11,000            39,000
                 Georgia                        5,000             5,000
                                           ----------        ----------
                                               79,000           173,000
                 Valuation allowance          (79,000)         (173,000)
                                           ----------         ---------

                 Total                     $     -            $   -
                                           ==========         =========

         The tax effects of significant items composing the Company's net deferred tax asset, as of the end of the indicated fiscal year, are as follows:
                                                2001             2000
                                             --------          --------
                 Deferred tax asset:
                   Federal NOLs              $236,000          $173,000
                   New Jersey NOLs             67,000            50,000
                   Georgia NOLs                10,000             5,000
                   AMT credit carryforward       -                6,000
                                             --------          --------
                                              313,000           234,000
                 Valuation allowance         (313,000)         (234,000)
                                             --------          --------

                 Net deferred tax asset      $    -            $   -
                                             =========         ========

           NOLs expire approximately as follows:


                 Year          Federal        New Jersey          Georgia
                 ----         ----------     ------------        ---------

                 2003         $    -             $104,566        $    -
                 2006              -               42,340             -
                 2007              -              516,094             -
                 2008              -              232,000             -
                 2011           184,504              -                -
                 2019            42,540              -                -
                 2020           388,956              -             89,000
                 2021           226,000              -            116,000
                              ---------          --------        --------

                               $842,000          $895,000        $205,000
                               ========          ========        ========

         In addition, the Internal Revenue Code contains provisions, which may limit the net operating loss carryforward available for use in any given year based on significant changes in ownership interest of the Company.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 1999


NOTE 6 - COMMON STOCK

         From time to time since October 1996, the Company's Board of Directors has authorized the repurchase of the Company's common stock in the open market or in privately negotiated transactions. During the fiscal years ended August 31, 2001 and 2000, the Company repurchased -0- and 123 shares, for an aggregate cost of approximately $-0- and $163, respectively. All shares acquired through August 31, 2001 have been canceled and returned to the status of authorized but unissued common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

         On January 24, 2000, Messrs. Paul O. Koether, John W. Galuchie, Jr. and Thomas K. Van Herwarde and certain other sellers sold an aggregate of 500,000 shares of the Company's common stock to seven (7) purchasers, which caused a change in control of the Company and composition of its Board of Directors.

         On March 16, 2000, the Company sold 1,333,005 shares of common stock, at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to twenty-nine (29) accredited investors in a private placement offering. M.H. Meyerson & Co., Inc. (Meyerson) acted as the placement agent for the offering and was paid commissions of $128,302 and a non-accountable expense allowance of $54,986. Certain persons designated by Meyerson also received five-year options to purchase 200,251 shares of common stock at a price of $1.50 per share (Placement Agent Options). Several stockholders and a director of the Company are associated with Meyerson. The gross proceeds, less commissions, non-accountable expenses, and other expenses of the offering of approximately $83,000, resulted in net proceeds to the Company of approximately $1,567,000.

         Prior to the change in control, the Company retained the firm of Rosenman & Colin LLP ("R&C") for certain legal services. The wife of the former Chairman of the Board and stockholder is of counsel to R&C. The Company incurred fees for services provided by R&C of approximately $-0- and $26,000 for the fiscal years ended August 31, 2001 and 2000, respectively.

         The Company paid a management fee to Kent Financial Services, Inc. ("Kent") of $-0- and $29,167 for the fiscal years ended August 31, 2001 and 2000, respectively, for management services performed for the Company by Kent personnel through March 31, 2000. These services included corporate governance, financial management, and accounting services. Kent is the indirect parent of Asset Value Holdings, Inc., which is a stockholder of the Company. The management fees were based on Kent's estimated costs, and management believes the cost allocation is reasonable. Since the change in control, most of these services are being performed by the Company's president/treasurer, who received 15,000 shares of common stock of the Company for performing these services during fiscal 2000.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

         The president/treasurer and the chairman of the Board of Directors became salaried employees of the Company effective September 1, 2000 and February 1, 2000, respectively.

         On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper's time for $900 a month from R. D. Garwood, Inc. ("Garwood"). The Company's president/treasurer is the chief financial officer Garwood. The Company's expense for these shared facilities and bookkeeping services was $10,800 and $5,400 for the fiscal years ended August 31, 2001 and 2000, respectively.

         On November 15, 2000, the Company entered into a letter of agreement with Meyerson whereby Meyerson was offered 180,000 shares of common stock of the Company if Meyerson is successful in finding a suitable merger partner with a pre-merger valuation of at least $10 million and merger terms acceptable to the Board of Directors of the Company.

NOTE 8 - STOCK OPTION PLANS

         In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten (10) years from the date of grant. There have been no options granted or canceled under the incentive stock option plan.

         Effective December 28, 2000, the Board of Directors granted options to purchase the Company's common stock at a price of $1.30 as follows:

                  45,000 shares to the Company's president/treasurer and 20,000 shares to the Company's chairman

         The exercise price of these options was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date.

         On March 13, 2000 the Board of Directors granted an option to purchase 20,000 shares of the Company's common stock, at a price $2.5625, to three of the Company's directors. On May 3, 2000 the Board of Directors granted an option to purchase 20,000 shares of the Company's common stock, at a price $2.625, to the Company's other director. The exercise price of these options was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


NOTE 8 - STOCK OPTION PLANS (Continued)

         The fair value of the options granted in fiscal 2001 was estimated based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model as follows:

                  Assumptions:
                    Risk-free interest rate          6%
                    Expected volatility              94%
                    Expected holding period          5 years
                    Expected dividends                  -

                  Resulting estimated fair value for options granted in 2001:
                    Per option share        $.96
                    Extended value          $62,400

         Financial reporting of the compensatory options issued has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Had the Company accounted for these options in accordance with FAS 123, there would have been an immaterial difference in compensation expense; therefore, the pro forma financial disclosure of the amortization of the fair value of the options over a two (2) year period has been omitted.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000

NOTE 8 - STOCK OPTION PLANS (Continued)

         A summary of the Company's stock option activity is as follows:

                                                                                      Weighted-Average
                                                                  Weighted-Average    Contractual Life
                                                 Number of         Exercise Price          as of
                                                   Shares             Per Share       August 31, 2001
                                                -------------   ------------------    -----------------
              Options outstanding and
                exercisable as of
                August 31, 1999                       -           $       -                    -

              Options granted to directors          80,000            2.578125            3.5 years
              Options granted to placement
                agent                              200,251            1.500000            3.5 years
                                                   -------

              Options outstanding and
                exercisable as of
                August 31, 2000                    280,251            1.807760            3.5 years

              Options granted to officers           65,000            1.300000            4.3 years
                                                   -------

              Options outstanding and
                exercisable as of
                August 31, 2001                    345,251           $1.712165            3.7 years
                                                   =======

         No options expired or were exercised or forfeited during the fiscal years ended August 31, 2001 and 2000. All options expire five (5) years after date of grant.

NOTE 9 - CONTINGENT LIABILITY

         On November 28, 2000, the Company became aware of a potential claim that is reasonably possible of being asserted by a former employee under the Company's medical insurance plan. Management has been advised that the wife of the former employee (who was a covered person under the plan) incurred medical costs of approximately $145,000, of which at least a portion may have been for treatment that may have been considered experimental under the plan documents on which the Company's "stop loss" (excess) insurance was based. The plan of treatment was nevertheless approved by the entity engaged as administrator of the plan. The Company received a request for reimbursement of this potential claim. The Company does not intend to satisfy the request, as it believes it is not responsible to reimburse the claimant. Legal counsel to the Company believes, if legal action is initiated and the Company is held liable, that it is reasonably possible that the Company will prevail upon a claim for reimbursement from the administrator; however, the amount of the potential loss, if any, and recovery cannot be estimated. In the event a claim is asserted, management of the Company intends to vigorously pursue its remedies.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our current directors and officers are as set forth in the table below.

      Name                        Age      Position
      ----                        ---      --------
      John F. McCarthy, III       56       Chairman of the Board and Secretary

      Robert H. Donehew           49       President, Treasurer and Director

      Larry S. Grossman           52       Director

      Anthony Charos              37       Director


         John F. McCarthy, III has served as chairman of our board of directors and as secretary since February 2000. Since June 2000, Mr. McCarthy has served as a director of Intercom Systems, Inc., which is a company that is primarily a vehicle for the acquisition of a target business. Since February 1999, Mr. McCarthy has been chairman of Pricing Dynamics Systems, Inc. Since October 1999, Mr. McCarthy has served as chairman of Ensoport.com, Inc., which is developing a franchised Internet portal system to be deployed in the Pacific Rim area. Mr. McCarthy was a director and general counsel of Globalink, Inc. from 1993 until it was acquired by Lernout & Hauspie Speech Products N.V. in October 1998. From October 1998 to January 1999, he was a consultant to Lernout & Hauspie Speech Products N.V. From 1989 to 1993, he was vice president and general counsel of Computone Corporation, a manufacturer of computer peripheral devices. From 1985 to 1988, he was a partner in the law firm of Burnham, Connelly, Osterle & Henry and from 1983 to 1985 he was a partner in the law firm of Rose, Schmidt, Chapman, Duff & Hasley. In addition, since 1993, Mr. McCarthy has been a principal in McCarthy, Johnston & Associates.

         Robert H. Donehew has served as director, president and treasurer since November 2000 and as director, vice president and treasurer from February 2000 until October 31, 2000. Mr. Donehew has served as a director and the vice president and treasurer of Intercom Systems, Inc. since June 2000, a public company whose business plan is to serve as a vehicle for the acquisition of a target business. He also served as a director of Ensoport.com, Inc. since October 1999. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as chief financial officer of R.D. Garwood, Inc. and Dogwood Publishing Company. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of MSDC, a medical software company, since 1986.

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

         Anthony Charos has served as one of our directors since March 2000. Since June 2000, Mr. Charos has served as a director of Intercom Systems, Inc. From January 2001 until October 2001, Mr. Charos was an account executive with C.E. Unterberg Towbin. From 1993 through December 2000, Mr. Charos was an account executive with M.H. Meyerson & Co., Inc. and a member of its investment banking team.

Board Meetings and Committees

         During the fiscal year ended August 31, 2001, the board of directors met on two occasions and took action by unanimous written consent on one occasion. The board of directors established an audit committee in June 2000 which met four times during the fiscal year ended August 31, 2001. Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2001, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that John F. McCarthy, III and Robert H. Donehew each filed a Form 4 late.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the three years ended August 31, 2001 for our chairman of the board. No other executive officers compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                            Annual                   Long-Term Compensation
                                                      Compensation(1)(2)
                                                    -----------------------      -------------------------------
     Name and Principal Position          Year      Salary ($)    Bonus ($)      Securities          All Other
                                                                                 Underlying      Compensation ($)
                                                                                 Options (#)
--------------------------------------- ---------- ------------- ------------ ----------------- ----------------
        John F. McCarthy, III             2001        30,000          -            20,000                -
        Chairman and Secretary            2000      17,500(3)         -            20,000                -
                                          1999          -             -              -                   -


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

         We do not have employment agreements with John F. McCarthy, III or Robert H. Donehew, our other executive officer. We issued Mr. Donehew 15,000 shares of our common stock on March 13, 2000 as compensation for his services as our vice president and treasurer through August 31, 2000 valued at $1.375 per share. In addition, on September 1, 2000, we commenced paying Mr. Donehew $2,500 per month for his services as vice president and treasurer and as president and treasurer since November 2000.

         R.D. Garwood, Inc. provides us with the use of office space, fixtures, furniture and equipment, as well as our administrative assistant, at a cost of $900 per month. Robert H. Donehew, our president, treasurer and director, is also chief financial officer of R.D., Garwood, Inc.

         Our directors do not currently receive any cash compensation for their services. However, on December 27, 2000, we granted to Mr. McCarthy and Mr. Donehew options to purchase 20,000 and 45,000 shares, respectively, of our common stock, at an exercise price of $1.30 per share, which options vested immediately.

Option Grants

         The following table represents the stock options granted in the fiscal year ended August 31, 2001 to the executive officer identified in the Summary Compensation table above.



                                             Options Granted in the Last Fiscal Year
-------------------------------------------------------------------------------------------------------------------
                                  Number of       Percent of
                                  Securities      Total Options
      Name of Executive           Underlying      Granted to           Exercise Price        Expiration Date
                                  Options         Employees in           of Options
                                  Granted (#)     Fiscal Year (%)             $
------------------------------ ------------------ ------------------ ---------------------- -----------------------
John F. McCarthy, III               20,000              30.8%                $1.30                 12/27/05


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of common stock beneficially owned as of November 27, 2001 by (1) those persons or groups known to us who beneficially own more than 5% of our common stock, (2) each of our current directors, (3) each executive officer whose compensation exceeded $100,000 in the fiscal year ended August 31, 2001 and (4) all of our current directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. As of November 27, 2001, there were 3,447,377 shares of common stock outstanding.

Name and Address of                       Amount and Nature of         Percent
Beneficial Owner                          Beneficial Ownership         of Class
-------------------                       --------------------         --------
Robert H. Donehew                               649,690(1)             19.0%
  Donehew Fund Limited Partnership
  111 Village Parkway, Building #2
  Marietta, Georgia 30067

Ronald I. Heller                                531,502(2)             15.2%
 74 Farview Road
 Tenafly, New Jersey 07670

David S. Nagelberg                              518,250(3)             14.9%
 7012 Rancho La Cima Drive
 Rancho Santa Fe, California 92067

Paul O. Koether                                 484,690(4)             14.1%
   211 Pennbrook Road
   Far Hills, New Jersey  07931

Shamrock Associates                             409,470(5)             11.9%
  211 Pennbrook Road
  Far Hills, New Jersey  07931

John W. Galuchie, Jr.                           212,166(6)             6.2%
   376 Main Street
   Bedminster, New Jersey 07921

Asset Value Holdings, Inc.                      200,000                5.8%
   211 Pennbrook Road
   Far Hills, New Jersey  07931

Galt Asset Management                           200,000                5.8%
   c/o Brian Vitale
   125 West Shore Road
    Huntington, New York 11`743

Larry Grossman                                  60,000(7)              2.3%
  c/o Thunderbolt Capital Corp.
  1239 Shermer Road
  Northbrook, Illinois 60062

(continued)

Name and Address of                       Amount and Nature of         Percent
Beneficial Owner                          Beneficial Ownership         of Class
-------------------                       --------------------         --------
Anthony Charos                                  40,000(8)              1.7%
 273 Hickory Avenue
 Tenafly, New Jersey 07670

John F. McCarthy, III                           40,000(9)              1.7%
  2401 Pennsylvania Avenue, N.W.
  Washington, D.C. 20037

All current directors and executive
officers as a group (4 persons)               789,690(10)            22.0%


--------------------------------
(1) Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes (i) 449,690 shares as to which Donehew Fund Limited Partnership holds irrevocable proxies and (ii) 65,000 shares of common stock issuable upon exercise of immediately exercisable options.

(2) Includes 48,522 shares of common stock issuable upon exercise of immediately exercisable options, 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97, 144,615 shares of common stock held of record by the Joyce L. Heller Revocable Trust dated 12/23/97, 70,000 shares of common stock held of record by The Rachel Beth Heller 1997 Trust dated 7/9/97, 87,000 shares of common stock held of record by The Evan Todd Heller 1997 Trust dated 6/17/97 and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA. Mr. Heller disclaims beneficial ownership of the shares held by The Evan Todd Heller 1997 Trust dated 6/17/97, The Rachel Beth Heller 1997 Trust dated 7/9/97.

(3) Includes 39,250 shares of common stock held by the Delaware Charter Guarantee & Trust Co., for the benefit of the David S. Nagelberg Individual Retirement Account ("IRA"), 1,250 shares of common stock held in a custodian account for the benefit of David Nagelberg's children and 48,521 shares of common stock issuable upon exercise of immediately exercisable options.

(4) Includes 209,470 shares of common stock beneficially owned by Shamrock Associates, of which Mr. Koether is the general partner, 200,000 shares held by Asset Value Holdings, Inc., of which Mr. Koether is President, 7,166 shares owned by Sun Equities Corporation, of which Mr. Koether is Chairman and a principal stockholder; 1,666 shares held by Mr. Koether's IRA, 20,000 shares owned by Mr. Koether's wife; and 15,000 shares held in discretionary accounts for Mr. Koether's brokerage customers. Mr. Koether, Shamrock Associates, Asset Value Holdings, Inc., Sun Equities Corporation and Mr. Koether's IRA have given Donehew Fund Limited Partnership irrevocable proxies to vote an aggregate of 449,690 shares that they own.

(5) Includes 200,000 shares of common stock held by Asset Value Holding, of which Shamrock Associates is the ultimate parent. Shamrock Associates disclaims beneficial ownership of these shares. Asset Value Holdings has given Donehew Fund Limited Partnership an irrevocable proxy to vote these shares.

(6) Includes 200,000 shares of common stock held by Asset Value Holdings, Inc., of which Mr. Galuchie is the Treasurer. Mr. Galuchie disclaims beneficial ownership of the shares held by Asset Value Holdings. Also includes 7,166 shares owned by Sun Equities Corporation, of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of the shares held by Sun Equities Corporation. Asset Value Holdings and Sun Equities Corporation have given Donehew Fund Limited Partnership irrevocable proxies to vote an aggregate of 207,716 shares that they own.

(7) Includes 20,000 shares of common stock issuable upon exercise of immediately exercisable options.

(8) Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 20,000 shares of common stock issuable upon exercise of immediately exercisable options.

(9) Includes 40,000 shares of common stock issuable upon exercise of immediately exercisable options.

(10) Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew, Larry Grossman, Anthony Charos and John F. McCarthy, III.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 18, 2000, six of our stockholders entered into a stock purchase agreement with seven purchasers, some of whom are associated with the business of M.H. Meyerson & Co., Inc. ("MHM"), pursuant to which the sellers agreed to sell to the purchasers an aggregate of 500,000 shares of our common stock at a price of $1.375 per share. In connection with the execution of the purchase agreement, we entered into a separate agreement with the purchasers pursuant to which, among other things, Messrs. Koether, Galuchie and Van Herwarde, our former directors, agreed to resign as directors and appoint new directors designated by the purchasers of the shares. The purchasers designated Messrs. Donehew, Grossman and McCarthy for appointment to our board of directors to take office upon the resignation of the then current directors. Mr. Koether and entities he controls, including some of the other sellers, also agreed to give a designee of the purchasers irrevocable proxies to vote an additional 449,690 shares of our common stock that he and such other entities own.

         The sale of shares contemplated by the purchase agreement was consummated on January 21, 2000, and on that date the proxies given by Mr. Koether and certain entities controlled by him to a designee of one of the purchasers became effective.

         On March 16, 2000, we sold 1,333,005 shares of common stock at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to 29 accredited investors in a private placement offering. MHM acted as the placement agent for the offering and was paid commissions of $128,302 and a non-accountable expense allowance of $54,986. We also issued to certain persons designated by MHM five year options to purchase 200,251 shares of our common stock at a price of $1.50 per share. Of these options, options to purchase 48,522 shares were issued to Ronald I. Heller and options to purchase 48,521 shares were issued to David S. Nagelberg. Messrs. Heller and Nagelberg are both associated with MHM. Anthony Charos, one of our directors, was also associated with MHM at that time.

         On November 15, 2000, we agreed to issue 180,000 shares of our common stock to MHM if MHM introduces to us an entity with which we consummate a business combination, if such entity has pre-merger valuation of at least $10 million.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibits Filed.

                   See Exhibit Index appearing later in this Report.

         (b)       Reports on Form 8-K.

                   None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 27, 2001                GOLF ROUNDS.COM, INC.
                                            (Registrant)



                                         By: /s/ John F. McCarthy, III
                                            -----------------------------------
                                             Name:   John F. McCarthy, III
                                             Title:  Principal Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ John F. McCarthy, III    Chairman and Secretary           November 27, 2001
-------------------------    (Principal Executive Officer)
John F. McCarthy, III

/s/ Robert H. Donehew        President, Treasurer and         November 27, 2001
-------------------------    Director (Principal Accounting
Robert H. Donehew            and Financial  Officer)

/s/ Larry S. Grossman        Director                         November 27, 2001
-------------------------
Larry S. Grossman

/s/ Anthony Charos           Director                         November 27, 2001
-------------------------
Anthony Charos

                                  EXHIBIT INDEX
                                  -------------
                                                                     Incorporated
Exhibit                                                              By Reference          No. in
Number         Description                                           from Document         Document      Page
------         -----------                                             --------            --------      ----
1.1            Agreement and Plan of Merger                               A                 2.1

3.1            Articles of Incorporation                                  A                 3.1

3.1.1          Bylaws                                                     A                3.1.1

10.1           Employment Agreement, dated May 17, 1999,                  A                 10.1
               between the Company and Thomas K. Van Herwarde

10.2           Stock Purchase Agreement, dated January 18,                B                 2.1
               2000, among Asset Value Holdings, Inc., Bradford
               Trading Company, Paul Koether, Shamrock
               Associates, Sun Equities Corporation, Thomas K.
               Van Herwarde, The Rachel Beth Heller 1997 Trust
               Dated 7/9/97, The Evan Todd Heller Trust Dated
               6/17/97, Martan & Co., Donehew Fund Limited
               Partnership, Jonathan & Nancy Glaser Family
               Trust Dated 12/16/98, W. Robert Ramsdell and
               Nagelberg Family Trust Dated 9/24/97

10.3           Content Licensing and Distribution Agreement,              C                 10.1
               dated December 2, 1999, between the Company and
               TicketMaster OnLine - CitySearch, Inc

10.4           Form of option agreement for options issued as             C                 10.2
               of March 13, 2000.

10.5           Form of subscription agreement for private                 C                 10.3
               offering.

10.6           Form of agency agreement for private offering.             C                 10.4

10.7           Form of placement agent's purchase option for              C                 10.5
               private offering.

10.8           Form of registration rights agreement between              C                 10.6
               the Company and certain security holders.

10.9           Form of Stock Option Agreement, dated December             -                  -             Filed
               28, 2000 between the Company and each of John F.                                          Herewith
               McCarthy, III and Robert H. Donehew

10.9.1         Schedule of Stock Option Agreements in the form            -                  -             Filed
               of Exhibit 10.9, including material detail in                                             Herewith
               which such documents differ from Exhibit 10.9

99.1           Risk Factors                                               -                  -             Filed

A. Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.

B. Company's Current Report on Form 8-K, filed with the SEC on January 19, 2000.

C. Company's Quarterly Report on Form 10-QSB for the quarter ended February 29, 2000.