Form 10QSB
period 2001-11-30
GOLF ROUNDS COM INC
filed 2002-01-15
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: November 30, 2001

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

                                  (770) 951-0984
                          ---------------------------
                          (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 14, 2002, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                        Yes          No   X
                           -----        ----

PART I - FINANCIAL INFORMATION

Item 1. -         Financial Statements


                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                    November 30,
                                                                       2001
                                                                    -----------
ASSETS

    Current assets:
        Cash and cash equivalents                                   $ 3,033,136
        Prepaid expenses and other                                       11,500
                                                                    -----------
           Total current assets                                       3,044,636

    Equipment, net of accumulated depreciation of $2,597                      0
                                                                    -----------
           Total assets                                             $ 3,044,636
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                    $    45,234
                                                                    -----------
    Stockholders' equity:
        Common stock, $.01 par value, 12,000,000
           shares authorized, 3,447,377
           shares issued and outstanding                                 34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (1,808,937)
                                                                    -----------
               Total stockholders' equity                             2,999,402
                                                                    -----------
               Total liabilities and stockholders' equity           $ 3,044,636
                                                                    ===========


            See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the three months
                                                          ended November 30,
                                                      --------------------------
                                                           2001           2000
                                                           ----           ----
Revenues:
    Web-site advertising                             $         -    $        77
                                                     -----------    -----------
        Total operating revenues                               -             77
                                                     -----------    -----------
Expenses:
    General, administrative and other                     53,691        103,776
    Depreciation                                             518            390
                                                     -----------    -----------
        Total expenses                                    54,209        104,166
                                                     -----------    -----------
Net operating (loss)                                     (54,209)      (104,089)
                                                     -----------    -----------

Other income (expenses):
   Interest and dividends                                 15,500         48,960
   (Loss) on sale of marketable securities               (12,422)             -
   (Loss) on sale of equipment                                 -         (5,054)
                                                     -----------    -----------
        Total other income (expenses)                      3,078         43,906
                                                     -----------    -----------

Net (loss)                                           $   (51,131)   $   (60,183)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.01)   $      (.02)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      3,447,377
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         For the three months
                                                           ended November 30,
                                                      --------------------------
                                                           2001           2000
                                                           ----           ----
Cash flows from operating activities:
Net (loss)                                          $   (51,131)    $   (60,183)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                              518             390
  Loss on sale of marketable securities                  12,422               -
  Loss on sale of equipment                                   -           5,054
  Increase or decrease in:
    Prepaid expenses and other                            8,625          10,760
    Accounts payable and accrued liabilities             23,473          16,152
                                                     ----------     -----------

Net cash used by operating activities                    (6,093)        (27,827)
                                                     ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities            89,200               -
  Proceeds from sale of equipment                             -           3,000
                                                     ----------     -----------
Net cash provided by investing activities                89,200           3,000
                                                     ----------     -----------


Net increase (decrease) in
 cash and cash equivalents                               83,107         (24,827)

Cash and cash equivalents at
 beginning of period                                  2,950,029       3,250,674
                                                    -----------    ------------
Cash and cash equivalents at end of period          $ 3,033,136    $ 3,225,847
                                                    ===========    ============


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of November 30, 2001 and the unaudited statements of operations and cash flows for the three-month periods ended November 30, 2001 and 2000 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001, as filed with the Securities and Exchange Commission on November 29, 2001.

         The results of operations for the three-month periods ended November 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. The 2000 financial statements have been reclassified to conform to 2001 presentation.

2.       Loss Per Share

         Net loss per common share is based on the weighted average number of shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three-month periods ended November 30, 2001 and 2000 are contingently issuable shares that, if included, would have an antidilutive effect.


3.       Legal Proceedings

         The Company has reported a potential claim in prior filings with the Securities and Exchange Commission. On December 10, 2001, a complaint, which is related to this claim, was filed in Superior Court of New Jersey by Saint Barnabas Medical Center (Docket No. L11080-01). The complaint was received by the Company on January 4, 2002 and names Golf Rounds.com, Inc. and approximately nine other defendants. The plaintiff is a hospital, which is seeking payment of approximately $132,000 in medical expenses incurred by the late spouse of a former Company employee. The complaint seeks, in addition to the payment of medical expenses, cost of suit, counsel fees and, in one count, punitive damages. It is the opinion of management that the Company is not liable for the payment of the medical expenses, and that the likelihood of punitive damages being awarded in this dispute is remote. If punitive damages were awarded, however, New Jersey law limits the amount of a potential award to $660,000 (five time actual damages).

4.       Subsequent Event

         On December 3, 2001, the Board of Directors, by unanimous consent awarded ten-year options to purchase 40,000 shares at an exercise price of $0.60 per share, to each of its four directors. The options are immediately exercisable.

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

Overview

           The Company was incorporated in 1968. Until the fourth quarter of fiscal 1992, we were engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, we liquidated our assets and did not conduct any business operations until May 1999. At that time, we acquired the assets of PKG Design, Inc., the developer of golfrounds.com and skiingusa.com, two sports-related Internet websites. In connection with the acquisition of these websites, we changed our name to Golf Rounds.com, Inc.

Recent Events

           In August 2001, we determined to cease operations of our golfrounds.com and skiingusa.com websites since continued maintenance of these websites was not a productive use of our resources. We still own the rights to these domain names and may sell them in connection with a business combination.

Current Business Plan

           Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available cash (currently approximately $3 million), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

Results of Operations

           We have had no significant revenues (other than interest income) since 1992 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended November 30, 2001 interest income was $15,500, as compared to $48,960 for the three months ended November 30, 2000. The decrease in interest income was due to the decline in the effective yield of interest rates (i.e., rates dropped from 6.2% to 1.6% on our invested capital). In addition, we realized a loss of $12,422 on the sale of a marketable security. Although we had intended to hold this security, which originally cost $101,620, to maturity, we decided to sell it when we perceived a change in the creditworthiness of the issuer - Enron Capital LLC.

           General, administrative and other expenses were $53,691 for the three months ended November 30, 2001, as compared to $103,776 for the three months ended November 30, 2000. The decrease in general, administrative and other expenses was due primarily to the reduction or elimination of: payroll, including the former president's salary; rent and utility expenses of the Kinnelon, N.J. office that has been closed; and maintenance expenses for the Company's two web sites that have been shut down.

           General, administrative and other expenses for the three months ended November 30, 2001 consisted primarily of legal and due diligence expenses of $16,358, payroll expenses of $16,148, directors' and officers' liability insurance expenses of $8,625, audit and accounting fee expenses of $6,671, office sharing expenses of $2,700, and stockholder services expenses of $1,600.

           Depreciation expense was $518 for the three months ended November 30, 2001 as compared to $390 for the three months ended November 30, 2000.

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

           On December 10, 2001, a complaint was filed in Superior Court of New Jersey by Saint Barnabas Medical Center (Docket No. L11080-01). The complaint was received by the Company on January 4, 2002 and names Golf Rounds.com, Inc. and approximately nine other defendants. The plaintiff is a hospital, which is seeking payment of approximately $132,000 in medical expenses incurred by the late spouse of a former Company employee. The complaint seeks, in addition to the payment of medical expenses, cost of suit, counsel fees and, in one count, punitive damages. It is the opinion of management that the Company is not liable for the payment of the medical expenses, and that the likelihood of punitive damages being awarded in this dispute is remote. If punitive damages were awarded, however, New Jersey law limits the amount of a potential award to $660,000 (five time actual damages).
Liquidity and Capital Resources

           At November 30, 2001, cash and cash equivalents were $3,033,136, which included $3,022,336 that was invested in a money market account with an effective yield of 1.58%, and working capital was $2,999,402.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

           On December 10, 2001, a complaint was filed in Superior Court of New Jersey by Saint Barnabas Medical Center (Docket No. L11080-01). The complaint was received by the Company on January 4, 2002 and names Golf Rounds.com, Inc. and approximately nine other defendants. The plaintiff is a hospital, which is seeking payment of approximately $132,000 in medical expenses incurred by the late spouse of a former Company employee. The complaint seeks, in addition to the payment of medical expenses, cost of suit, counsel fees and, in one count, punitive damages. It is the opinion of management that the Company is not liable for the payment of the medical expenses, and that the likelihood of punitive damages being awarded in this dispute is remote. If punitive damages were awarded, however, New Jersey law limits the amount of a potential award to $660,000 (five time actual damages).


Item 6. - Exhibits and Reports on Form 8-K


(a)      Exhibits

         None.


(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOLF ROUNDS.COM, INC.


                                         /s/ Robert H. Donehew
Dated: January 14, 2002             By: ___________________________
                                             Robert H. Donehew
                                             President and Treasurer
                                             (Principal Financial
                                             and Accounting Officer)