Form 10QSB
period 2002-02-28
GOLF ROUNDS COM INC
filed 2002-04-22
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: February 28, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 19, 2002, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                        Yes        No    X
                             -----     -----

PART I - FINANCIAL INFORMATION
------   ---------------------

Item 1. - Financial Statements

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                    February 28,
                                                                       2002
                                                                    -----------
ASSETS

    Current assets:
        Cash and cash equivalents                                   $ 2,980,659
        Prepaid expenses and other                                       34,500
                                                                    -----------
           Total current assets                                       3,015,159

    Equipment, net of accumulated depreciation of $2,597                  -
                                                                    -----------
           Total assets                                             $ 3,015,159
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                    $    23,303
                                                                    -----------
    Stockholders' equity:
        Common stock, $.01 par value, 12,000,000
           shares authorized, 3,447,377
           shares issued and outstanding                                 34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (1,816,483)
                                                                    -----------
               Total stockholders' equity                             2,991,856
                                                                    -----------
               Total liabilities and stockholders' equity           $ 3,015,159
                                                                    ===========


            See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the three months
                                                          ended February 28,
                                                           2002           2001
                                                           ----           ----
Revenues:
    Web site advertising                             $      -      $        100
                                                     -----------    -----------
Expenses:
    General, administrative and other                     49,564         97,073
    Amortization and depreciation                           -               390
                                                     -----------    -----------
          Total expenses                                  49,564         97,463
                                                     -----------    -----------
Net operating loss before unusual item                   (49,564)       (97,363)

Refund of Directors and Officers'
  Liability insurance premium                             34,500           -
                                                     -----------    -----------
Net loss from operations                                 (15,064)       (97,363)

Other income (expenses):
    Interest and dividends                                 7,518         44,550
                                                     -----------    -----------

Net loss                                             $    (7,546)   $   (52,813)
                                                     ===========    ===========
Basic and diluted net loss per share                 $      (.00)   $      (.02)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      3,447,377
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the six months
                                                            ended February 28,
                                                           2002           2001
                                                           ----           ----
Revenues:
    Web site advertising                             $      -       $       100
                                                     -----------    -----------
Expenses:
    General, administrative and other                    103,255        205,904
    Amortization and depreciation                            518            780
                                                     -----------    -----------
          Total expenses                                 103,773        206,684
                                                     -----------    -----------
Net operating loss before unusual item                  (103,773)      (206,584)

Refund of Directors and Officers'
  Liability insurance premium                             34,500           -
                                                     -----------    -----------
Net loss from operations                                 (69,273)      (206,584)

Other income (expenses):
   Interest and dividends                                 23,019         93,587
   (Loss) on sale of marketable securities               (12,422)          -
                                                     -----------    -----------
        Total other income (expenses)                     10,597         93,587
                                                     -----------    -----------

Net loss                                             $   (58,676)   $  (112,997)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.02)   $      (.03)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      3,447,377
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the six months
                                                           ended February 28,
                                                           2002           2001
                                                           ----           ----
Cash flows from operating activities:
Net (loss)                                           $   (58,676)   $  (112,997)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Amortization and depreciation                              518            780
  Loss on sale of marketable securities                   12,422           -
  Loss on sale of equipment                                 -             5,054
  Increase or decrease in:
    Prepaid expenses and other                           (14,376)        20,196
    Accounts payable and accrued liabilities               1,542         (2,811)
                                                     -----------    -----------

Net cash used by operating activities                    (58,570)       (89,778)
                                                     -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities             89,200           -
  Proceeds from sale of equipment                           -             3,000
                                                     -----------    -----------
Net cash provided by investing activities                 89,200          3,000
                                                     -----------    -----------
Net increase (decrease) in
  cash and cash equivalents                               30,630        (86,778)

Cash and cash equivalents at beginning
    of period                                          2,950,029      3,250,674
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,980,659    $ 3,163,896
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of February 28, 2002 and the unaudited statements of operations for the three-month and six-month periods ended February 28, 2002 and 2001 and the unaudited statements of cash flows for the six-month periods ended February 28, 2002 and 2001 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001, as filed with the Securities and Exchange Commission on November 29, 2001.

         The results of operations for the three-month and six-month periods ended February 28, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

2.       Loss Per Share

         Net loss per common share is based on the weighted average number of shares outstanding. Excluded from the net loss per share calculations for the six-month periods ended February 28, 2002 and 2001 are contingently issuable shares that, if included, would have an antidilutive effect.



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

4.       Directors' Stock Options

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

Results of Operations

Three months ended February 28, 2002 as compared to the three months ended February 28, 2001:

           We have had no significant revenues (other than interest income) since 1992 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended February 28, 2002 interest and dividend income was $7,518, as compared to $44,550 for the three months ended February 28, 2001. The decrease in interest income was due to the decline in the effective yield of interest rates (i.e., rates dropped from 6.2% to 0.95% on our invested capital). In addition, we realized a loss of $12,422 on the sale of a marketable security.

           General, administrative and other expenses were $49,564 for the three months ended February 28, 2002, as compared to $97,463 for the three months ended February 28, 2001. The decrease in general, administrative and other expenses was due primarily to the reduction or elimination of: payroll, including the former president's salary; rent and utility expenses of the Kinnelon, N.J. office that has been closed; and maintenance expenses for the Company's two web sites that have been shut down.

           General, administrative and other expenses for the three months ended February 28, 2002 consisted primarily of payroll expenses of $16,148, audit and accounting fee expenses of $11,220, directors' and officers' liability insurance expenses of $8,625, legal and due diligence expenses of $5,272, office sharing expenses of $2,700, and stockholder services expenses of $1,500.

           Depreciation expense was $0 for the three months ended February 28, 2002 as compared to $390 for the three months ended February 28, 2001.

           During the three months ended February 28, 2002, the Company received notification that it was to receive a non-recurring refund of Directors and Officer's liability insurance premium of $34,500. This amount has been recorded as a receivable and reported separately on the statements of operations.

Six months ended February 28, 2002 as compared to the six months ended February 28, 2001:

           For the six months ended February 28, 2002 interest and dividend income was $23,019 compared to $93,587 for the comparable period of the prior fiscal year. The decrease in interest income was due to the decline in the effective yield of interest rates (i.e., rates dropped from 6.2% to 0.95% on our invested capital). In addition, we realized a loss of $12,422 on the sale of a marketable security. Although we had intended to hold this security, which originally cost $101,620, to maturity, we decided to sell it when we perceived a change in the creditworthiness of the issuer - Enron Capital LLC.

         General, administrative and other expenses were $103,255 for the six months ended February 28, 2002 compared to $205,904 for the six months ended February 28, 2001. The decrease in general, administrative and other expenses was due primarily to the reduction of rent, web consulting and medical insurance expenses that resulted from the closing the Kinnelon, N.J. office, out sourcing maintenance of the Company's two web sites, and eliminating the medical insurance plan that included significant corporate participation in the payment of medical costs incurred by covered employees. Amortization and depreciation expense was $518 for the six months ended February 28, 2002 as compared to $780 for the six months ended February 28, 2001.

           General, administrative and other expenses for the six-month period ended February 28, 2002 consisted primarily of payroll expenses of $32,295, legal and due diligence expenses of $21,630, audit and accounting fee expenses of $17,891, directors' and officers' liability insurance expenses of $17,250, office sharing expenses of $5,400, and stockholder services expenses of $3,000.


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

           At February 28, 2002, cash and cash equivalents were $2,980,659, which included $2,973,447 that was invested in a money market account with an effective yield of 0.95%, and working capital was $2,997,128.

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



PART II - OTHER INFORMATION
-------   -----------------

Item 2. - Changes in Securities and Use of Proceeds


(c)        Recent Sale of Unregistered Securities


           During the quarter ended February 28, 2002, we made the following sales of unregistered securities.

------------- ---------------- ------------- ----------------------- ------------------ --------------------
                                              Consideration received
                                                and description of                      If option, warrant
                                              Underwriting or other                       or convertible
                                               discounts to market     Exemption from    security terms of
                  Title of                        price offered to       registration        exercise or
 Date of Sale     Security      Number Sold         Purchasers             claimed          conversions
 ------------- ---------------- ------------- ----------------------- ------------------ --------------------

  12/03/01      Option to        160,000      No cash consideration         4(2)          Exercisable in
              purchase common                received until exercise                      full upon grant
              stock issued to                                                             for ten years
                 directors                                                               from the date of
                                                                                            grant at an
                                                                                         exercise price of
                                                                                          $0.60 per share
------------- ---------------- ------------- ----------------------- ------------------ --------------------




Item 6. - Exhibits and Reports on Form 8-K


(a)      Exhibits

         None.


(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOLF ROUNDS.COM, INC.



Dated: April 22, 2002                  By:   /s/ Robert H. Donehew
                                             ---------------------------------
                                             Robert H. Donehew
                                             President and Treasurer
                                             (Principal Financial
                                             and Accounting Officer)