Form 10QSB
period 2002-05-31
GOLF ROUNDS COM INC
filed 2002-07-12
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   May 31, 2002
                                           -------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________.


                         Commission file number 0-10093
                                                -------

                              Golf Rounds.com, Inc.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            59-1224913
       --------------                                      ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

            111 Village Parkway, Building 2, Marietta, Georgia 30067
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  770-951-0984
                                  -------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 12, 2002, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

                                  Yes       No     X
                                      -----     ------

PART I - FINANCIAL INFORMATION

Item 1. -  Financial Statements


                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                  May 31,
                                                                    2002
                                                             -------------------
ASSETS

    Current assets:
        Cash and cash equivalents                            $        2,928,533
        Prepaid expenses and other                                       47,300
                                                             -------------------
           Total current assets                                       2,975,833

    Equipment, net of accumulated depreciation of $2,597                    -0-
                                                             -------------------
           Total assets                                      $        2,975,833
                                                             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities             $           43,534
                                                             -------------------

    Stockholders' equity:
        Common stock, $.01 par value,
            12,000,000 shares authorized,
              3,447,377 shares issued and outstanding                    34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (1,876,040)
                                                             -------------------
               Total stockholders' equity                             2,932,299
                                                             -------------------
               Total liabilities and stockholders' equity    $        2,975,833
                                                             ===================

                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the three months
                                                       ended May 31,
                                             -----------------------------------
                                                  2002                  2001
                                                  ----                  ----

Revenues:
    Web site advertising                     $        -              $        -
                                             -----------             -----------

Expenses:
    General, administrative and other             68,645                 72,401
    Amortization and depreciation                      -                    390
                                             ------------            -----------
          Total expenses                          68,645                 72,791
                                             ------------            -----------
Net loss from operations                         (68,645)               (72,791)

Other income (expenses):
    Interest and dividends                         9,088                 36,060
                                             ------------            -----------
Net loss                                     $   (59,557)            $  (36,731)
                                             ============            ===========
Basic and diluted net (loss) per share       $     ( .02)            $     (.01)
                                             ============            ===========
Weighted average number
 of shares outstanding                         3,447,377              3,447,377
                                             ============            ===========

                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the nine months
                                                       ended May 31,
                                             -----------------------------------
                                                  2002                  2001
                                                  ----                  ----
Revenues:
    Web site advertising                     $        -              $      100
                                             -----------             -----------

Expenses:
    General, administrative and other           171,900                 278,305
    Amortization and depreciation                   518                   1,170
                                             -----------             -----------
          Total expenses                        172,418                 279,475
                                             -----------             -----------
Net operating loss before unusual item         (172,418)               (279,375)

Refund of Directors' and Officers'
    liability insurance premium                  34,500                       -
                                             -----------             -----------

Net loss from operations                       (137,918)               (279,375)

Other income (expenses):
    Interest and dividends                       32,107                 129,647
    (Loss) on sale of marketable securities     (12,422)                      -
                                             -----------             -----------

        Total other income (expenses)            19,685                 129,647
                                             -----------             -----------
Net loss                                    $  (118,233)            $  (149,728)
                                            ============            ============
Basic and diluted net (loss) per share      $      (.03)            $     (.04)
                                            ============            ============
Weighted average number of
 shares outstanding                           3,447,377               3,447,377
                                            ============            ============

                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the nine months
                                                       ended May 31,
                                                 -------------------------------
                                                       2002              2001
                                                       -----             ----
Cash flows from operating activities:
Net (loss)                                       $    (118,233)      $ (149,728)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization and depreciation                          518            1,170
    Loss on sale of marketable securities               12,422                -
    Loss on sale of equipment                               -             5,054
    Increase or decrease in:
      Prepaid expenses and other                       (27,175)          27,893
      Accounts payable and accrued liabilities          21,772            3,959
                                                 --------------      -----------
Net cash used by
  operating activities                                (110,696)        (111,652)
                                                 --------------      -----------

Cash flows from investing activities:
    Proceeds from sale of marketable securities         89,200                -
    Proceeds from sale of equipment                          -            3,000
                                                 --------------      -----------

Net cash provided by                                    89,200            3,000
  investing activities                           --------------      -----------

Net (decrease) in cash and cash equivalents            (21,496)        (108,652)

Cash and cash equivalents at                         2,950,029        3,250,674
  beginning of period                            --------------      -----------

Cash and cash equivalents at end of period       $   2,928,533       $3,142,022
                                                 ==============      ===========

                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of May 31, 2002 and the unaudited statements of operations for the three-month and nine-month periods ended May 31, 2002 and 2001 and the unaudited statements of cash flows for the nine-month periods ended May 31, 2002 and 2001 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001, as filed with the Securities and Exchange Commission on November 29, 2001.

         The results of operations for the three-month and nine-month periods ended May 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

2.       Loss Per Share

         Net loss per common share is based on the weighted average number of shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three-month and nine-month periods ended May 31, 2002 and 2001 are contingently issuable shares that, if included, would have an antidilutive effect.

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

Current Business Plan

         Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available cash (currently approximately $2.9 million), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

Results of Operations

Three months ended May 31, 2002 as compared to the three months ended May 31, 2001:

         We have had no significant revenues (other than interest income) since 1992 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended May 31, 2002 interest income was $9,088 as compared to $36,060 for the comparable period of the prior fiscal year. The decline in interest income was due to the reduction in U.S. Treasury Securities and money market fund investments owned by the Company, which are reported as cash and cash equivalents, and lower rates of return on such investments.

         General, administrative and other expenses were $68,645 for the three months ended May 31, 2002 as compared to $72,401 for the three months ended May 31, 2001. The decrease in general, administrative and other expenses was due primarily to the elimination of technical and maintenance expenses for the Company's two web sites that have been shut down.

         General, administrative and other expenses for the three months ended May 31, 2002 consisted primarily of legal and due diligence expenses of $30,715, which includes $14,121 of legal expenses to defend the Company in regards to the litigation discussed in Note 3 to the financial statements; payroll expenses of $16,665; audit and accounting fee expenses of $11,200; directors' and officers' liability insurance expenses of $4,300; office sharing expenses of $2,700; and stockholder services expenses of $2,650.

         Depreciation expense was $0 for the three months ended May 31, 2002 as compared to $390 for the three months ended May 31, 2001.


Nine months ended May 31, 2002 as compared to the nine months ended May 31, 2001:

         Interest income for the nine months ended May 31, 2002 was $32,107 as compared to $129,647 for the comparable period of the prior fiscal year. The decrease in interest income was due to the decline in the effective yield of interest rates (i.e., rates dropped from 3.8% to 1.7% on our invested capital). In addition, we realized a loss of $12,422 on the sale of a marketable security during the nine months ended May 31, 2002. Although we had intended to hold this security, which originally cost $101,622, to maturity, we decided to sell it when we perceived a change in the creditworthiness of the issuer - Enron Capital LLC.

         General, administrative and other expenses were $171,900 for the nine months ended May 31, 2002 as compared to $278,305 for the nine months ended May 31, 2001. The decrease in general, administrative and other expenses was due primarily to the elimination of the ex-president's salary, rent, web maintenance and technical expenses that resulted from shutting down the web sites and closing the Kinnelon, New Jersey office. Amortization and depreciation expense was $518 for the nine months ended May 31, 2002 as compared to $1,170 for the nine months ended May 31, 2001.

         General, administrative and other expenses for the nine-month period ended May 31, 2002 consisted primarily of legal and due diligence expenses of $52,345, which includes $14,121 of legal expenses to defend the Company in regards to the litigation discussed in Note 3 to the financial statements; payroll expenses of $48,960; and audit and accounting fee expenses of $29,091; directors' and officers' liability insurance expenses of $24,425; office sharing expenses of $8,100; and stockholder services expenses of $5,650.

         During the quarter ended May 31, 2002, we received the payment for the non-recurring refund of Directors' and Officers' liability insurance premium of $34,500 that had been recorded as a receivable and reported separately in the statement of operations in the fiscal quarter ended February 28, 2002.

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

Liquidity and Capital Resources

         At May 31, 2002, cash and cash equivalents were $2,928,533 and working capital was $2,932,299. U.S. Treasury Securities of approximately $1,995,500 mature in June and August of 2002 and earn interest at approximately 1.7% annually. Money market funds of $905,980 earn interest at 0.9% annually.


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

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GOLF ROUNDS.COM, INC.

Dated: July 12, 2002                         By: /s/ Robert H. Donehew
                                                --------------------------------
                                                 Robert H. Donehew
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)