Form 10KSB
period 2002-08-31
GOLF ROUNDS COM INC
filed 2002-11-27
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:   August 31, 2002
                                     ---------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________.


         Commission file number 0-10093
                                                -------

                              Golf Rounds.com, Inc.
                -------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                            59-1224913
       --------------                                      ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

111 Village Parkway, Building #2, Marietta, Georgia                30067
---------------------------------------------------             ----------
(Address of Principal Executive Offices)                        (Zip Code)


Issuer's Telephone Number, Including Area Code:  (770) 951-0984
                                                 ---------------

Securities registered under Section 12(b) of the Exchange Act:

Title of Class                  Name of Each Exchange on Which Registered
--------------                  -----------------------------------------
None                            None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class
--------------
Common Stock, par value $0.01 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                            Yes   X    No
                               -----     ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $40,913.

     At November 25, 2002, the aggregate market value of the common stock held by non-affiliates of the issuer was $1,849,773.

     At November 25, 2002, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one)

                           Yes   X    No
                               -----     ------

     Documents incorporated by reference: None

                              GOLF ROUNDS.COM, INC.

       ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2001

                                TABLE OF CONTENTS



SECTION                                                                                 PAGE NO.

PART I                                                                                  3
         ITEM 1.  DESCRIPTION OF BUSINESS                                               6
         ITEM 2.  DESCRIPTION OF PROPERTIES                                             6
         ITEM 3.  LEGAL PROCEEDINGS                                                     6
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   6

PART II                                                                                 7
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              7
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                             8
         ITEM 7.  FINANCIAL STATEMENTS                                                 10
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE                                            24

PART III                                                                               24
         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  24
         ITEM 10. EXECUTIVE COMPENSATION                                               26
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       28
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       30
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                     31
         ITEM 14. CONTROLS AND PROCEDURES                                              31


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


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

     Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available working capital, (currently approximately $2,865,000), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

Limited Ability to Evaluate the Target Business' Management

     Although we intend to carefully scrutinize the management of a prospective target business before effecting a business combination, we cannot assure you that our assessment of the target's management will prove to be correct, especially in light of the possible inexperience of our officers and directors in evaluating certain types of businesses. In addition, we cannot assure you that the target's future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs after a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

     If we effect a business combination, we will become subject to competition from competitors of the acquired business. In particular, industries that experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than we have. We cannot ascertain the level of competition we will face if we effect a business combination and we cannot assure you that we will be able to compete successfully with these competitors.

Employees

     Currently, our only employees are our officers, who devote as much time to our business as our board of directors determines to be necessary. R.D. Garwood, Inc. provides us with the use of an administrative assistant, who performs secretarial and bookkeeping services. (See Item 2, Description of Properties.)


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


ITEM 3. LEGAL PROCEEDINGS.

     We were named as a defendant in a lawsuit entitled Saint Barnabus Medical Center, Inc. v Estate of Karen Van Herwarde et. al. which was brought in the Superior Court of New Jersey, Essex County under Docket No. L-11080-01. Although, as we previously disclosed, our management is of the opinion that we were not liable to the plaintiff in this matter, we have decided to join with the other defendants in a settlement of the lawsuit in order to bring the matter to a conclusion and save any further legal expense. We contributed $30,000 to the settlement in return for a complete release from all the other parties arising from the claims alleged in the lawsuit. The Settlement Agreement and Release was executed on August 30, 2002.


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



  Period                                   High($)                 Low($)
  ------                                   -------                 ------

 Fiscal 2003

     First Quarter*                         0.84                    0.66

 Fiscal 2002

     Fourth Quarter                         0.95                    0.79
      Third Quarter                         0.90                    0.75
      Second Quarter                        0.90                    0.75
      First Quarter                         0.85                    0.77

   Fiscal 2001

      Fourth Quarter                        1.20                    1.05
      Third Quarter                         1.25                    0.88
      Second Quarter                       1.687                   1.031
      First Quarter                        2.312                    1.75

* Through November 22, 2002.

Holders

     As of November 22, 2002, there were 3,271 holders of record of our common stock.

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

Results of Operations

     We have had no significant revenues (other than interest income) since 1992 and will not generate any revenues (other than interest income) until, at the earliest, the completion of a business combination. For the year ended August 31, 2002 interest income was $40,913, as compared to $154,640 for the year ended August 31, 2001. The decline in interest income for the year ended August 31, 2002, was due to the reduction in U.S. Treasury Securities and money market fund investments owned by us, which are reported as cash and cash equivalents, and lower rates of return on such investments.

     General, administrative and other expenses were $195,206 for the year ended August 31, 2002, as compared to $355,050 for the year ended August 31, 2001. The decrease in general, administrative and other expenses was due primarily to the reduction of payroll, rent and utility expenses that resulted from closing the Kinnelon, New Jersey office, elimination of technical and maintenance expenses for our two web sites that have been shut down, and elimination of medical insurance benefits for employees.

     General, administrative and other expenses for the year ended August 31, 2002 consisted primarily of payroll and related employer taxes of $65,175, directors' and officers' liability insurance of $37,325 (excluding for the receipt of a non-recurring refund of Directors' and Officers' liability insurance premium of $34,500), legal and due diligence fees of $35,976, audit and accounting fees of $34,170, office sharing of $10,800, stockholder services of $7,250, and franchise taxes of $3,231.

     Depreciation expense was $518 for the year ended August 31, 2002 as compared to $1,560 for the year ended August 31, 2001. The cost of equipment was fully depreciated by the end of fiscal 2002.

     We held a marketable security as of August 31, 2001 for $101,620 that we intended to hold until maturity; however, we sold the security on October 22, 2001 for $89,198 due to a perceived change in the creditworthiness of the issuer of the security, which resulted in a $12,422 loss on sale of marketable securities.

     We were named as a defendant in a lawsuit entitled Saint Barnabus Medical Center, Inc. v Estate of Karen Van Herwarde et. al. which was brought in the Superior Court of New Jersey, Essex County under Docket No. L-11080-01. Although, as we have previously disclosed, we are of the opinion that we were not liable to the plaintiff in this matter, we decided to join with the other defendants in a settlement of the lawsuit in order to bring the matter to a conclusion and save any further legal expense. We contributed $30,000 to the settlement in return for a complete release from all the other parties arising from the claims alleged in the lawsuit. The Settlement Agreement and Release was executed on August 30, 2002. The legal fees of $22,707 that were incurred to defend against and settle this lawsuit, as well as the $30,000 contributed to the settlement, have been reported as an unusual cost component of net loss from operations.

Liquidity and Capital Resources

     At August 31, 2002, cash and cash equivalents were $2,902,827 and working capital was $2,865,091. Money market funds of $2,201,343 earn interest at approximately 0.9% annually. U.S. Treasury Securities of $699,804 matured in September 2002 and earned interest at approximately 1.7% annually.

ITEM 7. FINANCIAL STATEMENTS.

  Index to Financial Statements:
                                                                           Page
                                                                           ----

      Independent Auditors' Report of Bederson & Company LLP................F-1

      Balance Sheet as of August 31, 2002...................................F-2

      Statements of Operations for fiscal years ended
          August 31, 2002 and 2001..........................................F-3

      Statements of Stockholders' Equity for fiscal years ended
          August 31, 2002 and 2001..........................................F-4


      Statements of Cash Flows for fiscal years ended August 31,
           2002 and 2001....................................................F-5

      Notes to the Financial Statements.............................F-6 to F-13

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Golf Rounds.com, Inc.


We have audited the accompanying balance sheet of Golf Rounds.com, Inc., as of August 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Rounds.com, Inc., as of August 31, 2002 and the results of its operations and cash flows for the years ended August 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ BEDERSON & COMPANY LLP
                                                    --------------------------
                                                    BEDERSON & COMPANY LLP






West Orange, New Jersey
October 30, 2002

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 2002


                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,902,827
  Prepaid expenses and other                                         35,214
                                                               ------------
  TOTAL CURRENT ASSETS                                            2,938,041

EQUIPMENT, net of accumulated
  depreciation of $2,597                                            -
                                                               ------------

TOTAL ASSETS                                                   $  2,938,041
                                                               ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $     29,681
  Litigation settlement payable                                      30,000
  Accrued liabilities                                                13,269
                                                               ------------
  TOTAL CURRENT LIABILITIES                                          72,950
                                                               ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    12,000,000 shares authorized,
    3,447,377 issued and outstanding                                 34,473
  Additional capital in excess of par value                       4,773,866
  Accumulated deficit                                            (1,943,248)
                                                               ------------
  TOTAL STOCKHOLDERS' EQUITY                                      2,865,091
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,938,041
                                                               ============


   The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                   FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001







                                                             2002                       2001
                                                          -----------                ------------

REVENUES:
  Web site advertising                                    $     -                    $       177
                                                          -----------                -----------

EXPENSES:
  General, administrative and other                           195,206                    355,050
  Depreciation                                                    518                      1,560
                                                          -----------                -----------

TOTAL EXPENSES                                                195,724                    356,610
                                                          -----------                -----------

NET OPERATING LOSS BEFORE UNUSUAL ITEMS                      (195,724)                  (356,433)
                                                          -----------                -----------

UNUSUAL ITEMS:
  Cost to defend against and settle a lawsuit                 (52,707)                      -
  Refund of Directors' and Officers'
    liability insurance premium                                34,500                       -
                                                          -----------                -----------

TOTAL UNUSUAL ITEMS                                           (18,207)                      -
                                                          -----------                -----------

NET LOSS FROM OPERATIONS                                    (213,931)                  (356,433)
                                                          -----------                -----------

OTHER INCOME (EXPENSE):
  Interest and dividends                                       40,913                    154,640
  (Loss) on sale of marketable securities                     (12,422)                      -
  (Loss) on sale of equipment                                    -                       (5,054)
                                                          -----------                -----------

TOTAL OTHER INCOME (EXPENSE)                                   28,491                    151,586
                                                          -----------                -----------

NET LOSS                                                  $  (185,440)               $  (204,847)
                                                          ===========                ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE               $      (.05)               $      (.06)
                                                          ===========                ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        3,447,377                  3,447,377
                                                          ===========                ===========




   The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001







                                                                                   Additional
                                                      Common Stock                 Capital in                             Total
                                               ------------------------------      Excess of        Accumulated        Stockholders'
                                                  Shares           Par Value       Par Value          Deficit             Equity
                                               -----------       -----------      ------------      ------------       ------------

BALANCE - September 1, 2000                      3,447,377       $    34,473       $ 4,773,866       $(1,552,961)       $ 3,255,378

  Net loss                                            -                 -                 -             (204,847)          (204,847)
                                               -----------       -----------       -----------       -----------        -----------

BALANCE - August 31, 2001                        3,447,377            34,473         4,773,866        (1,757,808)         3,050,531

  Net loss                                            -                 -                 -             (185,440)          (185,440)
                                               -----------       -----------       -----------       -----------        -----------

BALANCE - August 31, 2002                        3,447,377       $    34,473       $ 4,773,866       $(1,943,248)       $ 2,865,091
                                               ===========       ===========       ===========       ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                   FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001



                                                                                                   2002                    2001
                                                                                               -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $  (185,440)             $  (204,847)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Loss on sale of marketable securities                                                           12,422                     -
    Loss on sale of equipment                                                                         -                       5,054
    Depreciation                                                                                       518                    1,560
      Increase or decrease in:
      Prepaid expenses and other                                                                   (15,089)                   9,463
      Accounts payable                                                                              29,681                     -
      Litigation settlement payable                                                                 30,000                     -
      Accrued liabilities                                                                           (8,492)                 (13,255)
                                                                                               -----------              -----------

NET CASH USED BY OPERATING ACTIVITIES                                                             (136,400)                (202,025)
                                                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                                                       89,198                      -
  Proceeds from sale of equipment                                                                     -                       3,000
  Purchase of marketable securities                                                                   -                    (101,620)
                                                                                               -----------              -----------

  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                  89,198                  (98,620)
                                                                                               -----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (47,202)                (300,645)

CASH AND CASH EQUIVALENTS - beginning                                                            2,950,029                3,250,674
                                                                                               -----------              -----------

CASH AND CASH EQUIVALENTS - ending                                                             $ 2,902,827              $ 2,950,029
                                                                                               ===========              ===========



   The accompanying notes are an integral part of these financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001


NOTE 1 - CORPORATE OPERATIONS

         Golf Rounds.com, Inc. (the "Company") was incorporated in 1968 as a Delaware corporation, which is also authorized to conduct business in New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports - related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

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

         Marketable Equity Securities
         Securities Held-to-Maturity: Investments in mandatorily redeemable equity securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity. Unrealized gain or loss due to temporary market fluctuations is excluded from earnings, as the Company intends to hold these securities until they mature.

         However, certain changes in circumstances may cause the Company to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to one of the changes in circumstances specified in Financial Accounting Standard 115 shall not be considered to be inconsistent with its original classification. These specified circumstances include, among others, evidence of a significant deterioration in the issuer's creditworthiness.

         In addition to the specified changes in circumstances, other events that are isolated, nonrecurring, and unusual for the reporting enterprise that could not have been reasonably anticipated may cause the enterprise to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

         Gains and losses on the sale of investment securities are determined using the specific identification method.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair Value
         The carrying amounts of cash equivalents, prepaid expenses, accounts payable, litigation settlement payable and accrued liabilities approximate fair value.

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

         Stock-Based Compensation
         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant, as adjusted for inducements that are not larger per share than would reasonably be required in an offer of shares to all shareholders for the purpose of raising an equivalent amount of capital and considering that the Company's stock is thinly traded.

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

         Net Loss Per Common Share
         Net loss per common share is based on the weighted average number of shares of common stock outstanding during each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive. Excluded in the net loss per share calculation are contingently issuable shares that, if included, would have an anti-dilutive effect.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Reclassifications
         Certain reclassifications were made to the fiscal 2001 financial statements presentation in order to conform to the 2002 financial statements presentation.


NOTE 3 - MARKETABLE EQUITY SECURITIES

         In June 2001, the Company purchased the following marketable, mandatorily redeemable, equity securities that management classified as held until maturity:

                                                                       Cost
                                                                     --------
            Enron Capital LLC, preferred stocks, 8%
                cumulative dividend, maturing in more
                than ten (10) years (i.e., 2048)                     $101,620

         Since these securities were purchased shortly before year end 2001, management elected to begin amortizing the $1,620 premium on these securities in fiscal 2002 due to immateriality. No securities were sold in fiscal 2001.

         Although management intended to hold these securities until maturity, during the first quarter of fiscal 2002, management decided to sell these securities when they perceived a decline in the credit worthiness of the issuer - Enron Capital LLC. The Company realized a $12,422 loss on the sale of these securities.


NOTE 4 - REFUND OF DIRECTORS' AND OFFICERS' LIABILITY INSURANCE PREMIUM

         During the fiscal year ended August 31, 2002, the Company received a non-recurring refund of an insurance premium for $34,500 that related to Directors' and Officers' liability insurance because the coverage was not properly secured by the insurance agent. This unusual gain is presented as a separate component of the net loss from operations.

NOTE 5 - INCOME TAXES

         The Company had net operating loss carryforwards ("NOLs") at August 31, 2002 and 2001, of approximately $1,030,000 and $842,000, respectively, for Federal income tax reporting purposes, $876,000 and $876,000, respectively, for New Jersey State, and $502,000 and $307,000, respectively, for Georgia State income tax reporting purposes. These losses create a deferred tax asset at August 31, 2002 and 2001. The Company has recorded a 100% valuation allowance against deferred tax assets and deferred tax benefits due to the uncertainty of their ultimate realization.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001



NOTE 5 - INCOME TAXES (Continued)

         The deferred income tax benefits of operating losses for the years ended August 31, 2002 and 2001 are approximately as follows:

                                                       2002                2001
                                                   --------            --------
                        Federal                    $ 55,000            $ 60,000
                        Georgia                      12,000               4,000
                        New Jersey                     -                 11,000
                                                   --------            --------
                                                     67,000              75,000
                        Valuation allowance         (67,000)            (75,000)
                                                   --------            --------

                        Total                      $     -             $     -
                                                   ========            ========

         The increase in the valuation allowance of $67,000 and $75,000 during the fiscal years ended August 31, 2002 and 2001, respectively, was due to the deferred income tax benefits of operating losses incurred during the corresponding years, which have been fully reserved due to the uncertainty of their ultimate realization.

         The tax effects of significant items composing the Company's net deferred tax asset, as of the end of the indicated fiscal year, are as follows:

                                                        2002               2001
                                                   ---------          ---------
                        Deferred tax asset:
                          Federal NOLs             $ 288,000          $ 233,000
                          Georgia NOLs                25,000             15,000
                          New Jersey NOLs             66,000             66,000
                                                   ---------          ---------
                                                     379,000            314,000
                        Valuation allowance         (379,000)          (314,000)
                                                   ---------          ---------

                        Net deferred tax asset     $    -             $    -
                                                   =========          =========

         NOLs expire approximately as follows:

                   Year          Federal           New Jersey           Georgia
                   ----         ----------         ----------         ----------

                   2003       $       -            $  104,566          $    -
                   2006               -                42,340               -
                   2007               -               516,094               -
                   2008               -               213,000               -
                   2011            184,504               -                  -
                   2019             42,540               -                  -
                   2020            388,956               -                89,139
                   2021            216,747               -               217,772
                   2022            197,253               -               195,089
                                ----------         ----------         ----------

                                $1,030,000         $  876,000         $  502,000
                                ==========         ==========         ==========

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001



NOTE 6 - RELATED PARTY TRANSACTIONS

         On January 24, 2000, Messrs. Paul O. Koether, John W. Galuchie, Jr. and Thomas K. Van Herwarde and certain other sellers sold an aggregate of 500,000 shares of the Company's common stock to seven (7) purchasers, which caused a change in control of the Company and composition of its Board of Directors.

         On March 16, 2000, the Company sold 1,333,005 shares of common stock, at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to twenty-nine (29) accredited investors in a private placement offering. M.H. Meyerson & Co., Inc. ("Meyerson") acted as the placement agent for the offering and was paid commissions of $128,302 and a non-accountable expense allowance of $54,986. Certain persons designated by Meyerson also received five-year options to purchase 200,251 shares of common stock at a price of $1.50 per share. Several stockholders and a director of the Company are associated with Meyerson. The gross proceeds, less commissions, non-accountable expenses, and other expenses of the offering of approximately $83,000, resulted in net proceeds to the Company of approximately $1,567,000.

         The president/treasurer and the chairman of the Board of Directors became salaried employees of the Company effective September 1, 2000 and February 1, 2000, respectively.

         On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper's time for $900 a month from R. D. Garwood, Inc. ("Garwood"). The Company's president/treasurer is the chief financial officer of Garwood. The Company's expense for these shared facilities and bookkeeping services was $10,800 for each of the fiscal years ended August 31, 2002 and 2001.

         On November 15, 2000, the Company entered into a letter of agreement with Meyerson whereby Meyerson was offered 180,000 shares of common stock of the Company if Meyerson is successful in finding a suitable merger partner with a pre-merger valuation of at least $10 million and merger terms acceptable to the Board of Directors of the Company.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001



NOTE 7 - STOCK OPTION PLANS

         In August 1983, the Company adopted an incentive stock option plan covering 100,000 shares exercisable for a period of ten (10) years from the date of grant. There have been no options granted or canceled under the incentive stock option plan.

         On March 13, 2000 the Board of Directors granted an option to purchase 20,000 shares of the Company's common stock, at an exercise price of $2.5625, to three of the Company's directors. On May 3, 2000 the Board of Directors granted an option to purchase 20,000 shares of the Company's common stock, at an exercise price of $2.625, to the Company's other director. The exercise price of these options was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date. These options shall be exercisable for a period of five (5) years from the date of grant.

         Effective December 28, 2000, the Board of Directors granted options to purchase the Company's common stock at an exercise price of $1.30 to corporate officers as follows:
                  45,000 shares to the Company's president/treasurer and 20,000 shares to the Company's chairman
         The exercise price of these officers' options was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date. These officers' options were initially exercisable for five (5) years. On December 3, 2001, the Board of Directors consented to modify the officers' options so that they shall be exercisable for a period of ten (10) years from the date of grant.

         On December 3, 2001 the Board of Directors granted an option to purchase 40,000 shares of the Company's common stock, at an exercise price of $.60, to each of the Company's four (4) directors. The exercise price of these options was equal to or exceeded the 75% or the market price of the underlying shares of common stock as of the grant date. These options shall be exercisable for a period of ten (10) years from the date of grant. These options were granted to Directors for serving on the Board of Directors during the fiscal years ended August 31, 2002 and 2001.

         The fair value of the options granted and modified in fiscal 2002 was estimated based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model as follows:

           Assumptions:
             Risk-free interest rate             1.58%
             Expected volatility                 107%
             Expected holding period             10 years
             Expected dividends                  None

           Resulting estimated fair value for options granted in fiscal 2002:
             Per option share        $   .46
             Extended value          $73,000

           Resulting estimated fair value for options modified in fiscal 2002:
             Per option share        $   .39
             Extended value          $25,000

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001



NOTE 7 - STOCK OPTION PLANS (continued)

         Financial reporting of the compensatory options issued has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Had the Company accounted for these options in accordance with FAS 123, compensation costs and the net loss would have increased for the fiscal years ended August 31, 2002 and 2001 as follows:


                                                              2002         2001
                                                         ---------    ---------
Pro forma Disclosure:
  Net Loss, as reported                                  $ 185,440    $ 204,847
  Increase in compensation costs
     based on fair value of options
       granted (exercise price < market price)              72,875         -
       and modified (exercise price > market price)         25,350       42,000
                                                         ---------    ---------

Pro forma increase in compensation costs                    98,224       42,000
                                                         ---------    ---------

Pro forma Net Loss, including fair value of
  common stock options granted and modified              $ 283,664    $ 246,947
                                                         =========    =========

Pro forma Net Loss Per Common Share, including
  fair value of stock options granted and modified       $    (.08)   $    (.06)
                                                         =========    =========

         The additional effects of accounting for these options in accordance with FAS 123, would be to increase the Company's deferred tax asset, deferred tax benefit and valuation allowance, as of the end of the indicated fiscal year, as follows:

Pro forma Disclosure Increases:                           2002             2001
                                                      --------         --------
   Deferred tax asset:
     Federal NOLs                                     $ 28,000         $ 12,000
     Georgia NOLs                                        6,000            2,000
     New Jersey NOLs                                      -               3,000
                                                      --------         --------
                                                        34,000           17,000
   Valuation allowance                                 (34,000)         (17,000)
                                                      --------         --------

   Net deferred tax asset                             $   -            $   -
                                                      ========         ========

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2002 AND 2001



NOTE 7 - STOCK OPTION PLANS (continued)

         A summary of the Company's stock option activity is as follows:


                                                                                                Weighted-Average
                                                                         Weighted-Average       Contractual Life
                                                      Number of           Exercise Price             as of
                                                       Shares               Per Share           August 31, 2002
                                                    -------------      ---------------------    -----------------

Options outstanding and
  exercisable as of
  September 1, 2000                                   280,251               $       1.807760        2.5 years

Options granted to officers                            65,000                       1.300000        9.3 years
                                                    ---------

Options outstanding and
  exercisable as of
  August 31, 2001                                     345,251                       1.712165        3.8 years

Options granted to directors                          160,000                            .60        9.3 years
                                                    ---------

Options outstanding and
  exercisable as of
  August 31, 2002                                     505,251               $       1.35997         5.5 years
                                                    =========

         No options expired or were exercised or forfeited during the fiscal years ended August 31, 2002 and 2001. Options expire between five (5) and ten (10) years after date of grant or modification.


NOTE 8 - LITIGATION SETTLEMENT

The Company was named as a defendant in a lawsuit entitled Saint Barnabus Medical Center, Inc. v Estate of Karen Van Herwarde et. al. which was brought in the Superior Court of New Jersey, Essex County under Docket No. L-11080-01. Although, as the Company previously disclosed, management is of the opinion that the Company was not liable to the plaintiff in this matter, the Company decided to join with the other defendants in a settlement of the lawsuit in order to bring the matter to a conclusion and save any further legal expense. The Company contributed $30,000 to the settlement in return for a complete release from all the other parties arising from the claims alleged in the lawsuit. The Settlement Agreement and Release was executed on August 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our current directors and officers are as set forth in the table below.

      Name                         Age       Position

      John F. McCarthy, III        57        Chairman of the Board and Secretary

      Robert H. Donehew            50        President, Treasurer and Director

      Larry S. Grossman            53        Director*

      Anthony Charos               38        Director*

---------------------
*Member of audit committee.

     John F. McCarthy, III has served as chairman of our board of directors and as secretary since February 2000. Since October 2000, Mr. McCarthy has been Chairman of the Board of Effinity Online, Inc., an internet-based company that intends to sell products to associations and other affinity groups. Since June 2000, Mr. McCarthy has served as a director of Intercom Systems, Inc., a public company whose business plan is to serve as a vehicle for the acquisition of a target business. Since February 1999, Mr. McCarthy has been chairman of Pricing Dynamics Systems, Inc., which filed for Chapter 7 Bankruptcy protection on August 2, 2002. Since October 1999, Mr. McCarthy has served as chairman of Ensoport Internetworks, Inc., which is developing a franchised Internet portal system. Mr. McCarthy was a director and general counsel of Globalink, Inc. from 1993 until it was acquired by Lernout & Hauspie Speech Products N.V. in October 1998. From October 1998 to January 1999, he was a consultant to Lernout & Hauspie Speech Products N.V. From 1989 to 1993, he was vice president and general counsel of Computone Corporation, a manufacturer of computer peripheral devices. From 1985 to 1988, he was a partner in the law firm of Burnham, Connelly, Osterle & Henry and from 1983 to 1985 he was a partner in the law firm of Rose, Schmidt, Chapman, Duff & Hasley. Since 1993, Mr. McCarthy has been a principal in McCarthy, Johnston & Associates, a legal and financial consulting firm. In addition, from 1982 until 1985, Mr. McCarthy acted as an arbitrator with the NASD.

     Robert H. Donehew has served as director, president and treasurer since November 2000 and as director, vice president and treasurer from February 2000 until October 31, 2000. Mr. Donehew has served as a director and the vice president and treasurer of Intercom Systems, Inc. since June 2000. From October 1999 until July 2002, he served as a director of Ensoport Internetworks, Inc. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as chief financial officer of R.D. Garwood, Inc. and Dogwood Publishing Company Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of Medical Systems Development Corp., a medical software company, since 1986.

     Larry S. Grossman has served as one of our directors since February 2000. Mr. Grossman has been the chairman and chief executive officer of Norzyme , Inc., a bio-tech start up company, since April 2002 and the chairman of Thunderbolt Capital Corporation, a venture capital firm he co-founded, since January 1998. From September 1997 to January 1998 he was retired. From October 1996 to August 1997, Mr. Grossman was chairman and chief executive officer of Trans Leasing International, Inc., a company specializing in medical equipment and auto leasing. From 1989 to October 1996, he was chairman and chief executive officer of FluoroScan Imaging Systems, Inc., a manufacturer of x-ray imaging devices. From 1987 to 1989 Mr. Grossman was president, chief operating officer and a director of Pain Prevention Labs, Inc., which manufactured a patented electronic anesthesia machine.

     Anthony Charos has served as one of our directors since March 2000. Since June 2000, Mr. Charos has served as a director of Intercom Systems, Inc. Since January 2002, Mr. Charos has been an account executive with Vested Business Broker, a business brokerage firm. From January 2001 until October 2001, Mr. Charos was an account executive with C.E. Unterberg Towbin, an investment banking firm. From 1993 through December 2000, Mr. Charos was an account executive with M.H. Meyerson & Co., Inc. and a member of its investment banking team. From October 2001 until May 2002, Mr. Charos was a sales representative with Weichert & Realty.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2002, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the three years ended August 31, 2002 for our chairman of the board. No executive officer's compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2002.

                           SUMMARY COMPENSATION TABLE


                                                            Annual                   Long-Term Compensation
                                                        Compensation(1)
                                                   ----------------------      --------------------------------
     Name and Principal Position         Year      Salary ($)    Bonus ($)     Securities        All Other
                                                                               Underlying      Compensation ($)
                                                                               Options (#)
     ---------------------------         ----      ---------     --------      -----------     ---------------


        John F. McCarthy, III             2002        30,000          -            40,000                -
        Chairman and Secretary            2001        30,000          -            20,000                -
                                          2000      17,500(2)         -            20,000                -
     ---------------------------         ----      ---------     --------      -----------     ---------------


(1) The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation).

(2) In February 2000, we began paying Mr. McCarthy a salary of $2,500 per month for his services as Chairman and Secretary.

     We do not have employment agreements with John F. McCarthy, III or Robert
H. Donehew, our other executive officer. In December 2000, we paid Mr. Donehew $20,625 by issuing him 15,000 shares of our common stock as compensation for his services as our vice president and treasurer through August 2000. On September 1, 2000, we commenced paying Mr. Donehew $2,500 per month for his services as an executive officer. On December 3, 2001, we granted to Mr. Donehew options to purchase 40,000 shares of our common stock, at an exercise price of $0.60 per share, which options vested immediately. The options granted on December 3, 2001 were granted to Directors for serving on the Board of Directors during the fiscal years ended August 31, 2002 and 2001.

     R.D. Garwood, Inc. provides us with the use of office space, fixtures, furniture and equipment, as well as our administrative assistant, at a cost of $900 per month. Robert H. Donehew, our president, treasurer and director, is also chief financial officer of R.D. Garwood, Inc.

     Our directors do not currently receive any cash compensation for their services. Our directors who are not also an executive officer receive options in consideration of their services.

Option Grants

         The following table represents the stock options granted in the fiscal year ended August 31, 2002 to the executive officer identified in the Summary Compensation table above.


                                     Options Granted in the Last Fiscal Year

                                   Number of
                                  Securities      Percent of Total
      Name of Executive           Underlying       Options Granted
                                Options Granted    to Employees in     Exercise Price of       Expiration Date
                                      (#)          Fiscal Year (%)        Options ($)
------------------------------ ------------------ ------------------ ---------------------- -----------------------
John F. McCarthy, III               40,000              25.0%                $.60                  12/2/11
------------------------------ ------------------ ------------------ ---------------------- -----------------------


         The following table sets forth the fiscal year end option values of outstanding options at August 31, 2002 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.


                                      Aggregated Fiscal Year End Option Values


                                   Number of Securities Underlying                Dollar Value of Unexercised
                                       Unexercised Options at                       in-the-Money Options at
                                           August 31, 2002                            August 31, 2002(1)
---------------------------- -------------------------------------------- --------------------------------------------
           Name                 Exercisable(#)        Unexercisable(#)        Exercisable(#)       Unexercisable(#)
---------------------------- --------------------- ---------------------- --------------------- ----------------------
John F. McCarthy, III               80,000                   0                   $7,600                  --
---------------------------- --------------------- ---------------------- --------------------- ----------------------


(1) These values are based on the difference between the closing sale price of our common stock on August 30, 2002 (the last trading day of the fiscal year) of $0.79 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of common stock beneficially owned as of November 26, 2002 by (1) those persons or groups known to us who beneficially own more than 5% of our common stock, (2) each of our current directors, and (3) all of our current directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. As of November 26, 2002, there were 3,447,377 shares of common stock outstanding.


Name and Address of                    Amount and Nature of
Beneficial Owner                       Beneficial Ownership    Percent of Class
------------------------------------   ---------------------   -----------------

Robert H. Donehew                             689,690(1)           19.4%
  Donehew Fund Limited Partnership
  111 Village Parkway, Building #2
  Marietta, Georgia 30067

Ronald I. Heller                              374,502(2)           10.7%
  74 Farview Road
  Tenafly, New Jersey 07670

David S. Nagelberg                            518,250(3)           14.9%
  7012 Rancho La Cima Drive
  Rancho Santa Fe, California 92067

Paul O. Koether                               484,690(4)           14.1%
  211 Pennbrook Road
  Far Hills, New Jersey  07931

Shamrock Associates                           409,470(5)           11.9%
  211 Pennbrook Road
  Far Hills, New Jersey  07931

John W. Galuchie, Jr.                         212,166(6)           6.2%
  376 Main Street
  Bedminster, New Jersey 07921

Asset Value Holdings, Inc.                    200,000              5.8%
  211 Pennbrook Road
  Far Hills, New Jersey  07931

Galt Asset Management                         200,000              5.8%
  c/o Brian Vitale
  125 West Shore Road
   Huntington, New York 11743

Larry Grossman                                100,000(7)           2.9%
  c/o Thunderbolt Capital Corp.
  1239 Shermer Road
  Northbrook, Illinois 60062

Anthony Charos                                 80,000(8)           2.3%
  275 Engle Street, BA2
  Englewood, New Jersey 07631

John F. McCarthy, III                          80,000(9)           2.3%
  2401 Pennsylvania Avenue, N.W.
  Washington, D.C. 20037

All current directors and executive           949,690(10)         25.3%
officers as a group (4 persons)

--------------

(1) Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes (i) 449,690 shares as to which Donehew Fund Limited Partnership holds irrevocable proxies (see footnote no. 4) and (ii) 105,000 shares of common stock issuable upon exercise of exercisable options.

(2) Includes 48,522 shares of common stock issuable upon exercise of exercisable options ("Purchase Option"), 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97 ("Ronald Trust"), 144,615 shares of common stock held of record by the Joyce L. Heller Revocable Trust dated 12/23/97 ("Joyce Trust") and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA ("Ronald IRA").

     Joyce L. Heller does not directly own any shares of common stock. As the co-trustee of the Ronald Trust and Joyce Trust, Joyce has shared voting and dispositive power over the shares held in such trusts. Although Joyce disclaims any voting or dispositive power over the 48,522 shares of Common Stock owned by Ronald through the Purchase Option and the 36,750 shares of Common Stock held for the benefit of the Ronald IRA, all of which Ronald has sole voting and dispositive power over, Joyce may be deemed to beneficially own such shares pursuant to interpretations of the Securities and Exchange Commission.

(3) Includes 39,250 shares of common stock held by the Delaware Charter Guarantee & Trust Co., for the benefit of the David S. Nagelberg Individual Retirement Account ("IRA"), 1,250 shares of common stock held in a custodian account for the benefit of David Nagelberg's children and 48,521 shares of common stock issuable upon exercise of exercisable options.

(4) Includes 209,470 shares of common stock beneficially owned by Shamrock Associates, of which Mr. Koether is the general partner, 200,000 shares held by Asset Value Holdings, Inc., of which Mr. Koether is President, 7,166 shares owned by Sun Equities Corporation, of which Mr. Koether is Chairman and a principal stockholder; 1,666 shares held by Mr. Koether's IRA, 20,000 shares owned by Mr. Koether's wife; and 15,000 shares held in discretionary accounts for Mr. Koether's brokerage customers. Mr. Koether, Shamrock Associates, Asset Value Holdings, Inc., Sun Equities Corporation and Mr. Koether's IRA have given Donehew Fund Limited Partnership irrevocable proxies to vote an aggregate of 449,690 shares that they own (see footnote no. 1).

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

(7) Includes 60,000 shares of common stock issuable upon exercise of exercisable options.

(8) Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 60,000 shares of common stock issuable upon exercise of exercisable options.

(9) Includes 80,000 shares of common stock issuable upon exercise of exercisable options.

(10) Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew, Larry Grossman, Anthony Charos and John F. McCarthy, III.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 18, 2000, six of our stockholders entered into a stock purchase agreement with seven purchasers, some of whom are associated with M.H. Meyerson & Co., Inc. ("MHM"), pursuant to which the sellers agreed to sell to the purchasers an aggregate of 500,000 shares of our common stock at a price of $1.375 per share. In connection with the execution of the purchase agreement, we entered into a separate agreement with the purchasers pursuant to which, among other things, Messrs. Koether, Galuchie and Van Herwarde, our former directors, agreed to resign as directors and appoint new directors designated by the purchasers of the shares. The purchasers designated Messrs. Donehew, Grossman and McCarthy for appointment to our board of directors to take office upon the resignation of the then current directors. Mr. Koether and entities he controls, including some of the other sellers, also agreed to give a designee of the purchasers irrevocable proxies to vote an additional 449,690 shares of our common stock that he and such other entities own.

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

      (b) Reports on Form 8-K.

                None.


ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significance deficiencies and material weaknesses.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 27, 2002                   GOLF ROUNDS.COM, INC.
                                            (Registrant)



                                        By: /s/ John F. McCarthy, III
                                            ------------------------------------
                                            Name:    John F. McCarthy, III
                                            Title:   Principal Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



/s/ John F. McCarthy, III    Chairman and Secretary            November 27, 2002
-------------------------    (Principal Executive Officer)
John F. McCarthy, III


/s/ Robert H. Donehew        President, Treasurer and          November 27, 2002
------------------------     Director (Principal Accounting
Robert H. Donehew            and Financial Officer)


/s/ Larry S. Grossman        Director                          November 27, 2002
------------------------
Larry S. Grossman


/s/ Anthony Charos           Director                          November 27, 2002
------------------------
Anthony Charos

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golf Rounds.com, Inc. (the "Company") on Form 10-KSB for the period ended August 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: November 27, 2002                By:    /s/ John F. McCarthy, III
                                               ---------------------------------
                                               John F. McCarthy, III
                                               Chairman and Secretary
                                               (Principal Executive Officer)


Dated: November 27, 2002                By:    /s/ Robert H. Donehew
                                               ---------------------------------
                                               Robert H. Donehew
                                               President, Treasurer and Director
                                               (Principal Financial Officer)

                            CERTIFICATATION PURSUANT
                       TO RULE 13a-14 AND 15d-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, John F. McCarthy, III, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Golf Rounds.com, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated: November 27, 2002                By:    /s/ John F. McCarthy, III
                                               ---------------------------------
                                               John F. McCarthy, III
                                               Chairman and Secretary
                                               (Principal Executive Officer)

                            CERTIFICATATION PURSUANT
                       TO RULE 13a-14 AND 15d-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Robert H. Donehew, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Golf Rounds.com, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 27, 2002                By:    /s/ Robert H. Donehew
                                               ---------------------------------
                                               Robert H. Donehew
                                               President, Treasurer and Director
                                               (Principal Financial Officer)

                                                    EXHIBIT INDEX


                                                                     Incorporated
Exhibit                                                           By Reference from
Number         Description                                             Document       No. in Document      Page
------         -----------                                         ----------------   ---------------      ----

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


10.9           Form of Stock Option Agreement, dated December             D                 10.9
               28, 2000 between the Company and each of John F.
               McCarthy, III and Robert H. Donehew

10.9.1         Schedule of Stock Option Agreements in the form            D                 10.9
               of Exhibit 10.9, including material detail in
               which such documents differ from Exhibit 10.9

10.9.2         Schedule of Stock Option Agreements in the form            B                  B             Filed
               of Exhibit 10.9, including material detail in                                             Herewith
               which such documents differ from Exhibit 10.9

99.1           Risk Factors                                               B                  B             Filed
                                                                                                         Herewith
---------------

A.   Company's Quarterly Report on Form 10-QSB for the quarter ended May 31,
     1999.

B.   Company's Current Report on Form 8-K, filed with the SEC on January 19,
     2000.

C. Company's Quarterly Report on Form 10-QSB for the quarter ended February 29, 2000.

D.   Company's Annual Report on Form 10-KSB for the year ended August 31, 2001.