Form 10QSB
period 2002-11-30
GOLF ROUNDS COM INC
filed 2003-01-14
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: November 30, 2002

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

                                  770-951-0984
                                  ------------
                           (Issuer's telephone number)

                                      N/A
                                ------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes X   No
                   ----    -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 14, 2003, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                                    ----    ----

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements


                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                    November 30,
                                                                       2002
                                                                    -----------
ASSETS

    Current assets:
        Cash and cash equivalents                                   $ 2,829,647
        Prepaid expenses                                                 21,500
                                                                    -----------
           Total assets                                             $ 2,851,147
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                    $    26,507
                                                                    -----------
           Total liabilities                                             26,507
                                                                    -----------

    Stockholders' equity:
        Common stock, $.01 par value, 12,000,000
           shares authorized, 3,447,377
           shares issued and outstanding                                 34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (1,983,699)
                                                                    -----------
           Total stockholders' equity                                 2,824,640
                                                                    -----------
           Total liabilities and stockholders' equity               $ 2,851,147
                                                                    ===========


            See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the three months
                                                         ended November 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Revenues:
        Total operating revenues                     $      -       $      -
                                                     -----------    -----------
Expenses:
    General, administrative and other                     48,547         53,691
    Depreciation                                            -               518
                                                     -----------    -----------
        Total expenses                                    48,547         54,209
                                                     -----------    -----------
Net operating (loss)                                     (48,547)       (54,209)
                                                     -----------    -----------

Other income (expenses):
   Interest and dividends                                  8,096         15,500
   (Loss) on sale of marketable securities                  -           (12,422)
                                                     -----------    -----------
        Total other income (expenses)                      8,096          3,078
                                                     -----------    -----------

Net (loss)                                           $   (40,451)   $   (51,131)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.01)   $      (.01)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      3,447,377
                                                     ===========    ===========



             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        For the three months
                                                          ended November 30,
                                                     --------------------------
                                                          2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
Net (loss)                                           $   (40,451)   $   (51,131)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                              -               518
  Loss on sale of marketable securities                     -            12,422
  Increase or decrease in:
    Prepaid expenses                                      13,714          8,625
    Accounts payable and accrued liabilities             (16,443)        23,473
    Litigation settlement payable                        (30,000)          -
                                                     -----------    -----------

Net cash used by operating activities                    (73,180)        (6,093)
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities               -            89,200
                                                     -----------    -----------
Net cash provided by investing activities                   -            89,200
                                                     -----------    -----------

Net increase (decrease) in
 cash and cash equivalents                               (73,180)        83,107

Cash and cash equivalents at
 beginning of period                                   2,902,827      2,950,029
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,829,647    $ 3,033,136
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of November 30, 2002 and the unaudited statements of operations and cash flows for the three-month periods ended November 30, 2002 and 2001 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2002, as filed with the Securities and Exchange Commission on November 27, 2002.

     The results of operations for the three-month periods ended November 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.


2.   Loss Per Share

     Net loss per common share is based on the weighted average number of shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three-month periods ended November 30, 2002 and 2001 are contingently issuable shares that, if included, would have an antidilutive effect.


3.   Litigation Settlement

     The Company was named as a defendant in a lawsuit entitled Saint Barnabus Medical Center, Inc. v Estate of Karen Van Herwarde et. al. which was brought in the Superior Court of New Jersey, Essex County under Docket No. L-11080-01. Although, as the Company previously disclosed, management is of the opinion that the Company was not liable to the plaintiff in this matter, the Company decided to join with the other defendants in a settlement of the lawsuit in order to bring the matter to a conclusion and save any further legal expense. The Company contributed $30,000 to the settlement in return for a complete release from all the other parties arising from the claims alleged in the lawsuit. The Settlement Agreement and Release was executed on August 30, 2002. The Company paid in its $30,000 contribution to the settlement on September 9, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-QSB contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any prior periods or performance suggested by these statements.

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


Current Business Plan

     Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available working capital, (currently approximately $2,824,600), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

Results of Operations

     We have had no significant revenues (other than interest income) since 1992 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended November 30, 2002 interest income was $8,096, as compared to $15,500 for the three months ended November 30, 2001. The decrease in interest income was due primarily to the decline in the effective yield of interest rates on our invested capital.

     General, administrative and other expenses were $48,547 for the three months ended November 30, 2002, as compared to $53,691 for the three months ended November 30, 2001. The decrease in general, administrative and other expenses was due primarily to the reduction of legal and due diligence expenses.

     General, administrative and other expenses for the three months ended November 30, 2002 consisted primarily of payroll expenses of $16,148, directors' and officers' liability insurance expenses of $12,900, audit and accounting fee expenses of $7,761, legal and due diligence expenses of $6,564, office sharing expenses of $2,700, and stockholder services expenses of $1,600.

Liquidity and Capital Resources

     At November 30, 2002 cash and cash equivalents were $2,829,647, which included $1,996,170 that was invested in U.S. Treasury Securities maturing in January of 2003 and earn interest at approximately 1.42% and $813,827 invested in a money market account with an effective yield of .90%. Working capital was $2,824,640.


Item 3. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GOLF ROUNDS.COM, INC.

Dated: January 14, 2003               By:   /s/ Robert H. Donehew
                                            --------------------------------
                                            Robert H. Donehew
                                            President and Treasurer
                                            (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Golf Rounds.com, Inc. (the "Company") on Form 10-QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: January 14, 2003                  /s/ John F. McCarthy, III
                                         --------------------------------
                                         John F. McCarthy, III
                                         Chairman and Secretary
                                         (Principal Executive Officer)

Dated: January 14, 2003                  /s/ Robert H. Donehew
                                         --------------------------------
                                         Robert H. Donehew
                                         President and Treasurer
                                         (Principal Financial Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, John F. McCarthy, III, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Golf
     Rounds.com,Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 14, 2003                  /s/ John F. McCarthy, III
                                         --------------------------------
                                         Name:  John F. McCarthy, III
                                         Title: Chairman and Secretary
                                                (Principal Executive Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert H. Donehew, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Golf Rounds.com, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 14, 2003                  /s/ Robert H. Donehew
                                         --------------------------------
                                         Name:  Robert H. Donehew
                                         Title: President and Treasurer
                                                (Principal Financial Officer)