Form 10QSB
period 2003-02-28
GOLF ROUNDS COM INC
filed 2003-04-14
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: February 28, 2003 -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.


                         Commission file number 0-10093

                             Golf Rounds.com, Inc.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   59-1224913
-----------------------------               --------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

            111 Village Parkway, Building 2, Marietta, Georgia       30067
         --------------------------------------------------------  ---------
               (Address of principal executive offices)            (Zip Code)

                                  770-951-0984
                              -------------------
                           (Issuer's telephone number)

                                      N/A
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No  ______

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 11, 2003, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional  Small Business  Disclosure  Format (check one): Yes ____No X

PART I  FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                    February 28,
                                                                       2003
                                                                    -----------
ASSETS

    Current assets:
        Cash and cash equivalents                                   $ 2,798,207
        Prepaid expenses and other                                        8,600
                                                                    -----------
           Total current assets                                       2,806,807

                                                                    -----------
           Total assets                                             $ 2,806,807
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                    $    18,526
                                                                    -----------
    Stockholders' equity:
        Common stock, $.01 par value, 12,000,000
           shares authorized, 3,447,377
           shares issued and outstanding                                 34,473
        Additional capital in excess of par value                     4,773,866
        Accumulated deficit                                          (2,020,058)
                                                                    -----------
               Total stockholders' equity                             2,788,281
                                                                    -----------
               Total liabilities and stockholders' equity           $ 2,806,807
                                                                    ===========







                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the three months
                                                         ended February 28,
                                                          2003          2002
                                                     -----------    -----------
Revenues:
    Web site advertising                             $      -       $       -
                                                     -----------    -----------
Expenses:
    General, administrative and other                     41,839         49,564
    Amortization and depreciation                           -               -
                                                     -----------    -----------
          Total expenses                                  41,839         49,664
                                                     -----------    -----------
Net operating loss before unusual item                   (41,839)       (49,564)

Refund of Directors and Officers'
  Liability insurance premium                               -          34,500
                                                     -----------    -----------
Net loss from operations                                 (41,839)       (15,064)

Other income:
    Interest and dividends                                 5,480          7,518
                                                     -----------    -----------

Net loss                                             $   (36,359)   $    (7,546)
                                                     ===========    ===========
Basic and diluted net loss per share                 $      (.01)   $      (.00)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      3,447,377
                                                     ===========    ===========








                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the six months
                                                        ended February 28,
                                                          2003          2002
                                                     -----------    -----------
Revenues:
    Web site advertising                             $      -       $      -
                                                     -----------    -----------
Expenses:
    General, administrative and other                     90,386        103,255
    Amortization and depreciation                           -               518
                                                     -----------    -----------
          Total expenses                                  90,386        103,773
                                                     -----------    -----------
Net operating loss before unusual item                   (90,386)      (103,773)

Refund of Directors and Officers'
  Liability insurance premium                               -            34,500
                                                     -----------    -----------
Net loss from operations                                 (90,386)       (69,273)
                                                     -----------    -----------

Other income (expenses):
   Interest and dividends                                 13,576         23,019
   (Loss) on sale of marketable securities                  -           (12,422)
                                                     -----------    -----------
        Total other income (expenses)                     13,576         10,597
                                                     -----------    -----------

Net loss                                             $   (76,810)   $   (58,676)
                                                     ===========    ===========
Basic and diluted net (loss) per share               $      (.02)   $      (.02)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,447,377      3,447,377
                                                     ===========    ===========








             See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        For the six months
                                                        ended February 28,
                                                           2003           2002
                                                     -----------    -----------
Cash flows from operating activities:
Net (loss)                                           $   (76,810)   $   (58,676)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Amortization and depreciation                             -               518
  Loss on sale of marketable securities                     -            12,422
  Increase or decrease in:
    Prepaid expenses and other                            26,614        (14,376)
    Accounts payable and accrued liabilities             (24,424)         1,542
    Litigation settlement payable                        (30,000)          -
                                                     -----------    -----------

Net cash used by operating activities                   (104,620)       (58,570)
                                                     -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities               -            89,200
                                                     -----------    -----------
Net increase (decrease) in
  cash and cash equivalents                             (104,620)       (30,630)

Cash and cash equivalents at beginning
    of period                                          2,902,827      2,950,029
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,798,207    $ 2,980,659
                                                     ===========    ===========







                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of February 28, 2003 and the unaudited statements of operations for the three-month and six-month periods ended February 28, 2003 and 2002 and the unaudited statements of cash flows for the six-month periods ended February 28, 2003 and 2002 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2002, as filed with the Securities and Exchange Commission on November 27, 2002.

     The results of operations for the three-month and six-month periods ended February 28, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.


2.   Loss Per Share

     Net loss per common share is based on the weighted average number of shares outstanding. Excluded from the net loss per share calculations for the three and six-month periods ended February 28, 2003 and 2002 are contingently issuable shares that, if included, would have an antidilutive effect.


3.   Legal Settlement

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


Current Business Plan

     Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available working capital, (currently approximately $2.8 million), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

Results of Operations

Three months ended February 28, 2003 as compared to the three months ended February 28, 2002:

     We have had no significant revenues (other than interest income) since 1992 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended February 28, 2003 interest and dividend income was $5,480, as compared to $7,518 for the three months ended February 28, 2002. The decrease in interest income was due to the decline in the effective yield of interest rates (i.e., rates dropped from 1.425% to 0.45% on our invested capital).

     General, administrative and other expenses were $41,839 for the three months ended February 28, 2003, as compared to $49,564 for the three months ended February 28, 2002. The decrease in general, administrative and other expenses was due primarily to the reduction or elimination of payroll, including the former president's salary and legal fees for preparing and filing quarterly reports.

     General, administrative and other expenses for the three months ended February 28, 2003 consisted primarily of payroll expenses of $13,609, audit and accounting fee expenses of $8,120, directors' and officers' liability insurance expenses of $12,900, legal fees of $2,284, office sharing expenses of $2,700, stockholder services expenses of $1,500, and taxes, licenses & other expenses of $726.

     During the three months ended February 28, 2002, the Company received notification that it was to receive a non-recurring refund of Directors and Officer's liability insurance premium of $34,500. This amount was recorded as a receivable and reported separately on the statements of operations.

Six months ended February 28, 2003 as compared to the six months ended February 28, 2002:

     For the six months ended February 28, 2003 interest and dividend income was $13,576 compared to $23,019 for the comparable period of the prior fiscal year. The decrease in interest income was due to the decline in the effective yield of interest rates (i.e., rates dropped from 1.45% to 0.45% on our invested capital). During the six months ended February 28, 2002, the Company held, then subsequently sold, a marketable debt security and realized a loss on sale of $12,422. As a result of this loss, the Board Of Directors instructed management to invest the Company's available funds in short-term interest-bearing obligations of the U.S. Federal government or money market funds that had been approved by the Board of Directors.

     General, administrative and other expenses were $90,386 for the six months ended February 28, 2003 compared to $103,255 for the six months ended February 28, 2002. The decrease in general, administrative and other expenses was due primarily to the elimination of an officer's salary as of January 31, 2003, decreases in professional fees incurred for preparing and filing quarterly reports, and a reduction in amounts spent on taxes and licensing fees. Amortization and depreciation expense was $0 for the six months ended February 28, 2003 as compared to $518 for the six months ended February 28, 2002, as all of the Company's depreciable equipment had been fully depreciated prior to November 30, 2001.

     General, administrative and other expenses for the six-month period ended February 28, 2003 consisted primarily of payroll expenses of $29,756, directors' and officers' liability insurance expenses of $25,800, audit and accounting fee of $15,881, legal fees of $8,848, office sharing expenses of $5,400, stockholder services expenses of $3,000, and taxes, licenses and other expenses of $1,701.

     The Company was named as a defendant in a lawsuit entitled Saint Barnabus Medical Center, Inc. v Estate of Karen Van Herwarde et. al. which was brought in the Superior Court of New Jersey, Essex County under Docket No. L-11080-01. Although, as the Company previously disclosed, management is of the opinion that the Company was not liable to the plaintiff in this matter, the Company decided to join with the other defendants in a settlement of the lawsuit in order to bring the matter to a conclusion and save any further legal expense. The Company contributed $30,000 to the settlement in return for a complete release from all the other parties arising from the claims alleged in the lawsuit. The Settlement Agreement and Release was executed on August 30, 2002. The Company paid in its $30,000 contribution to the settlement on September 9, 2002. The $30,000 reduction in "Litigation settlement payable", reflected on the Statements of Cash Flows for the six months ended February 28, 2003, represents the cash payment of the Company's agreed-upon contribution to the full settlement and release of all parties from future claims related to this matter.

Liquidity and Capital Resources

     At February 28, 2003, cash and cash equivalents were $2,798,207, which was invested in a money market account with an effective yield of 0.95%, and working capital was $2,788,281.

Item 3.  Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 2.  Changes in Securities and Use of Proceeds

     (c) On January 28, 2003, Larry Grossman resigned from our board of directors. In connection with his resignation, we agreed to extend the term of his options to purchase 20,000 shares of our common stock from March 12, 2005 until September 12, 2007. The other terms of the option, including the price, remained the same.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             GOLF ROUNDS.COM, INC.

Dated: April 14, 2003                        By:/s/ Robert H. Donehew
                                                __________________________
                                                Robert H. Donehew
                                                President and Treasurer
                                                (Principal Financial Officer)


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


Dated: April 14, 2003                   /s/ John F. McCarthy
                                        _________________________
                                        John F. McCarthy, III
                                        Chairman and Secretary
                                        (Principal Executive Officer)

Dated: April 14, 2003                   /s/ Robert H. Donehew
                                        _________________________
                                        Robert H. Donehew
                                        President and Treasurer
                                        (Principal Financial Officer)

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


  Date: April 14, 2003                   /s/  John F. McCarthy
                                         -------------------------
                                         Name:    John F. McCarthy, III
                                         Title:   Chairman and Secretary
                                                  (Principal Executive Officer)

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


Date: April 14, 2003                    /s/  Robert H. Donehew
                                        -----------------------
                                        Name:   Robert H. Donehew
                                        Title: President and Treasurer
                                        (Principal Financial Officer)