Form 10QSB
period 2003-05-31
GOLF ROUNDS COM INC
filed 2003-07-15
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended: May 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission file number 0-10093

                              Golf Rounds.com, Inc.
        (Exact name of small business issuer as specified in its charter)

   Delaware                                             59-1224913
--------------                                       ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

111 Village Parkway, Building 2, Marietta, Georgia        30067
(Address of principal executive offices)                (Zip Code)

                                  770-951-0984
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 14, 2003, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                            ------     -----

PART I - FINANCIAL INFORMATION

Item 1. -  Financial Statements


                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                              May 31,
                                                                                                2003

                                                                                            ------------
ASSETS

    Current assets:
        Cash and cash equivalents                                                            $ 2,721,988
        Prepaid expenses and other                                                                50,417
                                                                                            ------------
           Total current assets                                                                2,772,405

                                                                                            -------------
           Total assets                                                                      $ 2,772,405
                                                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable and accrued liabilities                                             $    24,817
                                                                                            ------------

    Stockholders' equity:
        Common stock, $.01 par value,
            12,000,000 shares authorized,
              3,447,377 shares issued and outstanding                                             34,473
        Additional capital in excess of par value                                              4,773,866
        Accumulated deficit                                                                   (2,060,751)
                                                                                            -------------
               Total stockholders' equity                                                      2,747,588
                                                                                            -------------
               Total liabilities and stockholders' equity                                    $ 2,772,405
                                                                                            =============

                 See accompanying notes to financial statements.


                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            For the three months
                                                                                                ended May 31,
                                                                                     -----------------------------------
                                                                                         2003                   2002
                                                                                     -------------         -------------
Revenues:
    Web site advertising                                                              $       -            $        -
                                                                                     -------------         -------------

Expenses:
    General, administrative and other                                                       47,084                68,645
    Amortization and depreciation                                                             -                     -
                                                                                     -------------         -------------
          Total expenses                                                                    47,084                68,645
                                                                                     -------------         -------------
Net loss from operations                                                                   (47,084)              (68,645)

Other income:
    Interest and dividends                                                                   6,391                 9,088
                                                                                     -------------         -------------
Net loss                                                                             $     (40,693)        $     (59,557)
                                                                                     =============         =============
Basic and diluted net (loss) per share                                               $        (.01)        $        (.02)
                                                                                     =============         =============
Weighted average number of shares outstanding                                            3,447,377             3,447,377
                                                                                     =============         =============

                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           For the nine months
                                                                                              ended May 31,
                                                                                    -----------------------------------
                                                                                        2003                 2002
                                                                                    ------------         ------------
Revenues:
    Web site advertising                                                             $       -            $      -
                                                                                     -----------          -----------

Expenses:
    General, administrative and other                                                     137,470             171,900
    Amortization and depreciation                                                            -                    518
                                                                                     ------------         -----------
          Total expenses                                                                  137,470             172,418
                                                                                     ------------         -----------
Net operating loss before unusual item                                                   (137,470)           (172,418)

Refund of Directors' and Officers'
    liability insurance premium                                                              -                 34,500
                                                                                     ------------         -----------
Net loss from operations                                                                 (137,470)           (137,918)

Other income (expenses):
    Interest and dividends                                                                 19,967              32,107
    (Loss) on sale of marketable securities                                                  -                (12,422)
                                                                                     ------------         -----------
        Total other income (expenses)                                                      19,967              19,685
                                                                                     ------------         -----------
Net loss                                                                             $   (117,503)        $  (118,223)
                                                                                     ============         ===========
Basic and diluted net (loss) per share                                               $       (.03)        $      (.03)
                                                                                     ============         ===========
Weighted average number of shares outstanding                                           3,447,377           3,447,377
                                                                                     ============         ===========



                 See accompanying notes to financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       For the nine months
                                                                                          ended May 31,

                                                                                 --------------------------------------
                                                                                      2003                   2002
                                                                                 ---------------        ---------------
Cash flows from operating activities:
Net (loss)                                                                         $ (117,503)            $  (118,233)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization and depreciation                                                        -                        518
    Loss on sale of marketable securities                                                -                     12,422
    Increase or decrease in:
      Prepaid expenses and other                                                      (15,203)                (27,175)
      Accounts payable and accrued liabilities                                        (18,133)                 21,772
     Litigation settlement payable                                                    (30,000)
                                                                                 ---------------       ----------------

Net cash used by operating activities                                                (180,839)               (110,696)
                                                                                ----------------       ----------------

Net cash provided by investing activities:
    Proceeds from sale of marketable securities                                          -                     89,200
                                                                                ----------------       ----------------

Net cash provided by financing activities                                                -                      -
                                                                                ----------------       ----------------

Net decrease in cash and cash equivalents                                            (180,839)                (21,496)

Cash and cash equivalents at beginning of period                                    2,902,827               2,950,029
                                                                                ----------------       ----------------

Cash and cash equivalents at end of period                                         $2,721,988            $  2,928,533
                                                                                ================        ==============

                 See accompanying notes to financial statements.

GOLF ROUNDS.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.   Basis of Presentation

     The accompanying unaudited balance sheet of Golf Rounds.com, Inc. (the "Company") as of May 31, 2003 and the unaudited statements of operations for the three-month and nine-month periods ended May 31, 2003 and 2002 and the unaudited statements of cash flows for the nine-month periods ended May 31, 2003 and 2002 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2002, as filed with the Securities and Exchange Commission on November 29, 2002.

     The results of operations for the three-month and nine-month periods ended May 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.


2.   Loss Per Share

     Net loss per common share is based on the weighted average number of shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three-month and nine-month periods ended May 31, 2003 and 2002 are contingently issuable shares that, if included, would have an antidilutive effect.


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

4.   Directors' Stock Options

     In March and May 2003, the Board of Directors, by unanimous consent awarded Directors, for serving on the Board, options to purchase 10,000 shares each of the Company's Common Stock, exercisable immediately or for any time during the five-year period commencing on the grant date, as follows:

---------------  -----------------------   ----------------    -----------------
Grant Date              Director           Exercise Price        Expiration Date
                                                /Shares
---------------  -----------------------   ----------------    -----------------
March 14, 2003     John F. McCarthy, III     $ 0.50               March 13, 2008
---------------  -----------------------   ----------------    -----------------
March 14, 2003     Robert H. Donehew         $ 0.50               March 13, 2008
---------------  -----------------------   ----------------     ----------------
May 13, 2003       Anthony Charos            $ 0.52               May 12, 2008
---------------  -----------------------   ----------------     ----------------

     Consistent with the Company's policy to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," the Company recognized no compensation expense related to stock options awarded to Directors in March and May 2003, as no options are granted at a price below the market price on the day of the grant, as adjusted for inducements that are not larger per share than would reasonably be required in an offer of shares to all shareholders for the purpose of raising an equivalent amount of capital and considering that the Company's stock is thinly traded.

         Statement 123 of the Financial Accounting Standards Board (FAS 123), "Accounting for Stock-Based Compensation," became effective for the Company in 1996. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical application of the fair-value method. The Company elects to include the proscribed pro forma disclosures, using the fair-value method, of the hypothetical compensation costs of granting these, and any other options granted during the current fiscal year, in the Company's annual audited financial statements as reported in Form 10-KSB.

     No options were exercised, canceled or modified during the nine months ended May 31, 2003.


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

Current Business Plan

     Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available cash (currently approximately $2.7 million), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

Results of Operations

Three months ended May 31, 2003 as compared to the three months ended May 31, 2002:

     We have had no significant revenues (other than interest income) since 1992 and will not achieve any significant revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended May 31, 2003 interest income was $6,391 as compared to $9,088 for the comparable period of the prior fiscal year. The decrease in interest income was due to the decline of interest rates on Treasury Bills and the consumption of capital available for investment by continuing operating losses.

     General, administrative and other expenses were $47,084 for the three months ended May 31, 2003 as compared to $68,645 for the three months ended May 31, 2002. The decrease in general, administrative and other expenses was due primarily to the elimination of one officer's salary and related payroll taxes as of January 31,2003; decreases in professional fees for preparing and filing quarterly reports; and elimination of legal fees that were incurred during the three months ended May 31, 2002 to defend against a lawsuit, which was settled at the end of fiscal 2002.

     General, administrative and other expenses for the three months ended May 31, 2003 consisted approximately of costs or expenses associated with:

Directors' and Officers' liability insurance         $13,200
Legal and due diligence                               10,300
Audit and accounting                                   9,000
Officer's salary                                       7,500
Office sharing                                         2,700
Franchise taxes                                        1,800
Stockholder services                                   1,500
Payroll taxes                                          1,000
Miscellaneous                                            200



Nine months ended May 31, 2003 as compared to the nine months ended May 31, 2002:

     Interest income for the nine months ended May 31, 2003 was $19,966 as compared to $32,107 for the comparable period of the prior fiscal year. The decrease in interest income was due to the decline of interest rates on Treasury Bills and the consumption of capital available for investment by continuing operating losses.

     General, administrative and other expenses were $137,470 for the nine months ended May 31, 2003 as compared to $171,900 for the nine months ended May 31, 2002. The decrease in general, administrative and other expenses was due primarily to decreases in professional fees for preparing and filing quarterly reports; elimination of legal fees, which were incurred during the nine months ended May 31, 2002 to defend against a lawsuit that was settled at the end of fiscal 2002; and the elimination of one officer's salary and related payroll taxes as of January 31, 2003.

     During the quarter ended May 31, 2002, we received the payment for the non-recurring refund of Directors' and Officers' liability insurance premium of $34,500, which had been recognized as an unusual item in fiscal 2002. As no similar refund was received for fiscal 2003 nor anticipated for any future period, the cost for Directors' and Officers' liability insurance of approximately $39,000 for the nine months ended May 31, 2003, is not comparable to the credit recorded during the nine months ended May 31, 2002, but represents approximately three quarters of our annual Directors' and Officers' liability insurance premium.

     Amortization and depreciation expense was $0 for the nine months ended May 31, 2003 as compared to $518 for the nine months ended May 31, 2002, as all of our depreciable equipment had been fully depreciated prior to November 30, 2001.

     General, administrative and other expenses of $137,470 for the nine months ended May 31, 2003 consisted approximately of costs or expenses associated with:

Directors' and Officers' liability insurance         $39,000
Officers' salary                                      35,000
Audit and accounting                                  25,000
Legal and due diligence                               19,200
Office sharing                                         8,100
Stockholder services                                   4,500
Franchise taxes                                        3,200
Payroll taxes                                          3,200
Miscellaneous                                            300



     The Company was named as a defendant in a lawsuit entitled Saint Barnabus Medical Center, Inc. v Estate of Karen Van Herwarde et. al. which was brought in the Superior Court of New Jersey, Essex County under Docket No. L-11080-01. Although, as the Company previously disclosed, management is of the opinion that the Company was not liable to the plaintiff in this matter, the Company decided to join with the other defendants in a settlement of the lawsuit in order to bring the matter to a conclusion and save any further legal expense. The Company contributed $30,000 to the settlement in return for a complete release from all the other parties arising from the claims alleged in the lawsuit. The Settlement Agreement and Release was executed on August 30, 2002. The Company paid in its $30,000 contribution to the settlement on September 9, 2002. The $30,000 reduction in "Litigation settlement payable", reflected on the Statements of Cash Flows for the nine months ended May 31, 2003, represents the cash payment of the Company's agreed-upon contribution to the full settlement and release of all parties from future claims related to this matter.

Liquidity and Capital Resources

     At May 31, 2003, cash and cash equivalents were approximately $2,722,000 and working capital was approximately $2,747,600. The interest rate being earned on Treasury Bills held at May 31, 2003 was 1.1%.


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


Part 2: OTHER INFORMATION

Item:  2 Changes in Securities and Use of Proceeds

c)   Recent Sale of Unregistered Securities

     During the quarter ended May 31, 2003, we made the following sales of unregistered securities.

----------------- ---------------- -------------- ---------------------- ------------------- --------------------
                                                  Consideration received
                                                    and description of                       If option, warrant
                                                   Underwriting or other                       or convertible
                                                    discounts to market                       security terms of
                      Title of                       price offered to       Exemption from       exercise or
   Date of Sale       Security      Number Sold         Purchasers       registration claimed    conversions
----------------- ---------------- -------------- ---------------------- ------------------- --------------------

     3/14/03         Option to         20,000      No cash consideration         4(2)          Exercisable in
                  purchase common                 received until exercise                      full upon grant
                  stock issued to                                                              for five years
                     directors                                                                from the date of
                                                                                                 grant at an
                                                                                              exercise price of
                                                                                               $0.50 per share

----------------- ---------------- -------------- ---------------------- ------------------- --------------------
     5/13/03         Option to         10,000      No cash consideration         4(2)          Exercisable in
                  purchase common                 received until exercise                      full upon grant
                  stock issued to                                                              for five years
                      director                                                                from the date of
                                                                                                 grant at an
                                                                                              exercise price of
                                                                                               $0.52 per share
----------------- ---------------- -------------- ---------------------- ------------------- --------------------



                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             GOLF ROUNDS.COM, INC.



Dated: July 14, 2003                         By:    /s/ Robert H, Donehew
                                                    __________________________
                                                    Robert H. Donehew
                                                    President and Treasurer
                                                   (Principal Financial Officer)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Golf Rounds.com, Inc. (the "Company") on Form 10-QSB for the period ended May 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: July 14, 2003                               /s/ John F. McCrthy, III
                                                   _________________________
                                                   John F. McCarthy, III
                                                   Chairman and Secretary
                                                   (Principal Executive Officer)

Dated: July 14, 2003                               /s/ Robert H. Donehew
                                                   _________________________
                                                   Robert H. Donehew
                                                   President and Treasurer
                                                   (Principal Financial Officer)

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

  Date: July 14, 2003                           /s/ John F. McCarthy, III
                                                --------------------------------
                                                Name:    John F. McCarthy, III
                                                Title:   Chairman and Secretary
                                                         (Principal
                                                         Executive Officer)

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


  Date: July 14, 2003                       /s/ Robert H. Donehew
                                            ------------------------------------
                                            Name:  Robert H. Donehew
                                            Title: President and Treasurer
                                                   (Principal Financial Officer)