Form 10KSB
period 2003-08-31
GOLF ROUNDS COM INC
filed 2003-11-25
CIK 319016

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For the fiscal year ended   August 31, 2003
                           -----------------

                                  OR

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

For the transition period from _______________ to ________________

Commission file number   0-10093

                              Golf Rounds.com, Inc.
                              ----------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                   59-1224913
----------------------------------      ------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


111 Village Parkway, Building #2, Marietta, Georgia             30067
-----------------------------------------------------     ------------------
  (Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 951-0984

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                Name of Each Exchange on Which Registered
--------------------               -----------------------------------------
None                               None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class
--------------------------------------
Common Stock, par value $0.01 per share

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____ No X


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $25,514.

     At October 20, 2003, the aggregate market value of the common stock held by non-affiliates of the issuer was $2,448,081.

     At, October 20, 2003, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one) Yes ____ No X

     Documents incorporated by reference:   None

                              GOLF ROUNDS.COM, INC.

       ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2002

                                TABLE OF CONTENTS

SECTION                                                                 PAGE NO.

PART I   ......................................................................3
         ITEM 1.      DESCRIPTION OF BUSINESS..................................3
         ITEM 2.      DESCRIPTION OF PROPERTIES...............................11
         ITEM 3.      LEGAL PROCEEDINGS.......................................11
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....11
PART II.......................................................................12
         ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                      MATTERS.................................................12
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................13
         ITEM 7.      FINANCIAL STATEMENTS....................................15
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..................29
         ITEM 8A.     CONTROLS AND PROCEDURES.................................29

PART III......................................................................29
         ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......29
         ITEM 10.    EXECUTIVE COMPENSATION...................................30
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT....................................32
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........34
         ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.........................34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     Golf Rounds.com, Inc. was incorporated in 1968. Until the fourth quarter of fiscal 1992, we were engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, we liquidated our assets and did not conduct any business operations until May 1999. At that time, we acquired the assets of PKG Design, Inc., the developer of golfrounds.com and skiingusa.com, two sports-related Internet websites. In connection with the acquisition of these websites, we changed our name to Golf Rounds.com, Inc. In August 2001, we determined to cease operations of our golfrounds.com and skiingusa.com websites since continued maintenance of these websites was not a productive use of our resources. We still own the rights to these domain names and may sell them in connection with a business combination. Recently, our business plan has been to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential.

Proposed Acquisition

     Implementing our business plan, on September 19, 2003, we and our wholly owned subsidiary, DPE Acquisition Corp. ("Merger Sub"), entered into an agreement and plan of reorganization and merger with Direct Petroleum
Exploration, Inc. Direct Petroleum is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves. Direct Petroleum's technology has been used successfully outside of the United States for more than two years.

     The Merger Agreement provides for the merger of Merger Sub with and into Direct Petroleum, with Direct Petroleum surviving the merger as our wholly owned subsidiary. The merger is expected to be consummated in the first quarter of 2004.

     Merger Consideration

     At the time the articles of merger are filed with the Secretary of State of the State of Colorado to effect the merger, all of the outstanding shares of common stock of Direct Petroleum held by all of Direct Petroleum's shareholders shall be converted into an aggregate of 5,909,789 shares ("Transaction Shares") of our common stock, subject to adjustment as described below. The number of Transaction Shares issued in the merger, prior to any adjustment, shall be equal to 60% of our outstanding common stock on a post-closing basis giving effect to
(a) all outstanding shares of our common stock, (b) the issuance of the Transaction Shares, and (c) the issuance of shares our common stock as payment of the finders fee described below. The total number of shares of our common stock described in the foregoing clauses (a), (b) and (c), as may be adjusted, are referred to herein as the "outstanding shares."

     The above described merger consideration is subject to adjustment if, on the closing date of the merger and immediately prior to the effective time, our cash position (as described below) is less than $2,600,000, then additional Transaction Shares shall be issued to the shareholders of Direct Petroleum so that Direct Petroleum's ownership percentage is increased by 0.02 percentage points for each $1,000 of shortfall. Notwithstanding the foregoing, the aggregate number of Transaction Shares issued at the effective time (as may be adjusted) shall not exceed 62% of the outstanding shares. "Cash position" means the sum of our cash and marketable securities as of the closing date plus the amount of our prepaid directors and officers liability insurance policy premiums, less all accrued liabilities, including the costs and expenses of the merger.

     Change of Control

     The merger will result in a change of control of our company. Upon consummation of the merger, the shareholders of Direct Petroleum will hold at least 60% of our outstanding shares. In addition, our current board of directors and executive officers resign at the effective time. The board of directors immediately following the effective time will consist of six persons designated by Direct Petroleum and one person designated by the outgoing board as described below under "Post Merger Management."

     Escrow

     Ten percent of the Transaction Shares that are otherwise issuable to the shareholders of Direct Petroleum (including ten percent of any shares issued as an adjustment) shall be placed into escrow. These shares shall be released from escrow in accordance with the terms of an escrow and remedy agreement by and among the parties.

     We shall be entitled to the return of all or a portion of the shares held in escrow as its sole remedy for damages that it may suffer as a result of (i) the operation of Direct Petroleum on or prior to the closing date or (ii) the breach of any of Direct Petroleum's covenants, representations, warranties, agreements, obligations or undertakings contained in the Merger Agreement. Claims for relief under the escrow by us must be made on or prior to the first anniversary of the closing date.

     The number of shares held in escrow, if any, to be returned to us upon resolution of any claim for damages shall be determined in accordance with the formulas set forth in the Merger Agreement. If any shares held in escrow are released to us, then all such shares shall be immediately canceled by us upon receipt and no longer deemed outstanding. If less than all of the shares held in escrow are released to us, then the shares to be so released shall be taken pro rata from each Direct Petroleum shareholder's portion of the shares held in escrow. Any shares remaining in escrow after the first anniversary of the closing date and resolution of any claims brought during the escrow period, shall be distributed pro rata to the Direct Petroleum shareholders.

     Additional Share Issuance

     Our board of directors, on behalf of the Direct Petroleum shareholders, shall be entitled to compel us to issue to the Direct Petroleum shareholders, as a group, additional shares of our common stock up to an amount equal to the number of shares held in escrow as the Direct Petroleum shareholders' sole remedy for any damages they may suffer as a result of the breach of any of our or our Merger Sub's covenants, representations, warranties, agreements, obligations or undertakings contained in the Merger Agreement. Claims for additional shares must be made on or prior to the first anniversary of the closing date. The number of additional shares to be issued to the Direct Petroleum shareholders upon resolution of any claim for damages shall be determined in accordance with the formulas set forth the Merger Agreement.

     Post-Merger Management

     Director and Officer Resignations - to occur at consummation of Merger

     Robert H. Donehew (president, treasurer and director), John F. McCarthy, III (chairman, secretary and director) and Anthony Charos (director) are currently our executive officers and/or directors. Immediately prior to the effective time, they shall vote to increase the size of the board of directors to seven (7) members, Messrs. Donehew and Charos shall then resign at the effective time from their then current positions and Mr. McCarthy shall remain as a director in order to appoint six persons selected by Direct Petroleum to the six newly created directorships. After such appointments are made, Mr. McCarthy will resign and the six new directors shall appoint one person previously selected by our current board of directors as a director.

     Gendelman Employment - Post-Merger

     On the closing date, we will enter into a three-year employment agreement with Edward Gendelman. Mr. Gendelman will serve as the co-chairman of our board of directors and his duties will include primary responsibility for our strategy and operations and the supervision our chief executive officer and other management personnel. Mr. Gendelman will be required to devote at least two days per week of his business time to our business. During the first six (6) months of the employment term, Mr. Gendelman's base salary will be $96,000 per year. Thereafter, he will be entitled to have his base salary increased to $120,000 at such time as we first achieve $500,000 of EBITDA (as determined in good faith by the board of directors and Mr. Gendelman).

     The employment agreement will be automatically renewable for an additional year at Mr. Gendelman's election and thereafter, for additional one-year terms by either party, unless either party provides written notice to the other party of an intention not to renew at least ninety days prior to the end of the then current one-year period. Notwithstanding the foregoing, we shall each have the right to terminate the employment agreement at any time for any reason upon 90 days prior written notice to the other party

     Under the terms of Mr. Gendelman's employment agreement,  in the event that
(i) we have not located and hired a full-time chief executive officer prior to the closing date or (ii) Mr. Gendelman elects, in his sole discretion prior to closing date and prior to the date that we have hired a full-time chief executive officer, to serve as our full-time co-chairman and chief executive officer, we will employ Mr. Gendelman as our full-time chief executive officer and Mr. Gendelman shall accept such employment under the terms of the employment agreement as modified as described below. In this event, during the first six months of employment in his capacity as both co-chairman and chief executive officer, Mr. Gendelman's base salary will be $200,000 per year. Thereafter, he will be entitled to have his base salary increased to $250,000 per year at such times as we first achieve $500,000 of EBITDA (as determined in good faith by our board of directors and Mr. Gendelman). During such time as Mr. Gendelman serves as our chief executive officer, neither of us may terminate the employment agreement unless and until we have located and hired a replacement chief executive officer.

     During his employment with us as our part-time co-chairman, Mr. Gendelman may engage in other business activities as long as such activities are not in direct conflict with our primary business. During his employment with us as our full-time chief executive officer, Mr. Gendelman may serve as a director of other corporations and may engage in other businesses as long as such business activities are not in conflict with our primary business and as long as such activities have been approved in advance by a majority of our board of directors.

     Faris Employment - Post-Merger

     On the closing date, we will enter into a one-year employment agreement with George Faris. Mr. Faris will serve as the co-chairman of our board of directors and his duties will include presiding over meetings of our board of directors, as well as supervising our investor relations and corporate communication programs and regulatory compliance activities. Mr. Faris will be required to devote at least two days per week of his business time to our business. During the first six (6) months of the employment term, Mr. Faris' base salary will be $96,000 per year. Thereafter, he will be entitled to have his base salary increased to $120,000 at such time as we first achieve $500,000 of EBITDA (as determined in good faith by our board of directors and Mr. Faris). The employment agreement will be automatically renewable for an additional year at Mr. Faris' election. Notwithstanding the foregoing, we shall each have the right to terminate the employment agreement at any time for any reason upon 90 days prior written notice to the other party. During his employment with us, Mr. Faris may engage in other business activities as long as such activities are not in direct conflict with our primary business.

     Test Wells Covenant and Closing Condition

     As soon as commercially practicable following the execution of the Merger Agreement, for purposes of testing and proving its technology, Direct Petroleum shall commence operations necessary to conduct a survey of potential oil and/or gas exploration areas using Direct Petroleum's proprietary technology, identify potential test well sites (if any), arrange for mineral rights and arrange for access to and drilling rights at such sites. Direct Petroleum shall keep us informed of its progress in each phase of the test wells procedure. Upon completion of the first two wells under the test wells procedure, Direct Petroleum shall deliver to us a report prepared in accordance with certain prescribed parameters and upon completion of the final two wells under the test wells procedure, Direct Petroleum shall deliver to us a final report prepared in accordance with the certain prescribed parameters. All costs and expenses relating to the test wells procedure and the preparation of the initial and final test wells procedure results reports shall be the responsibility of Direct Petroleum.

     Our obligation to consummate the merger is conditioned upon at least two of the four test wells being successful, as well as certain other intermediate parameters relating to the test wells and the financing of the Test Wells Procedure. The test well shall be deemed successful if it results in the finding of "commercial quantities" of oil and gas as such term is defined in the
Schedule 6.5 to the Merger Agreement.

     Other Covenants

     The Merger Agreement contains other usual and customary covenants with respect to the operation of our business and Direct Petroleum through the closing date, including the requirements that the parties conduct their respective operations in the normal course.

     Other Conditions to Merger

     The merger is subject to a number of other conditions including the requirements that (i) the merger be approved by the Direct Petroleum shareholders (in which regard, the holders of a majority of the outstanding Direct Petroleum stock have agreed to vote all of their shares for approval of the merger), (ii) an information statement be prepared by us and distributed to our shareholders not less than ten days prior to the closing in compliance with the requirements of Section 14(f) of the Exchange Act, (iii) we receive an opinion from Dresner Securities Inc. indicating that the terms of the merger, including the finders fee (described below) are fair to our shareholders from a financial point of view, (iv) we have a cash position at the closing date of at least $2,500,000 and (v) Direct Petroleum's "accrued liabilities" (as defined in the Merger Agreement) shall not exceed $100,000 in the aggregate as of the closing date. In each instance, the party not obligated to perform or meet such conditions shall be entitled to waive the condition.

     Exclusivity

     Unless and until the Merger Agreement shall have been terminated pursuant to its terms, none of the parties, their respective directors, officers, employees and other representatives, or any of (i) Wavetech Geophysical, Inc.,
(ii) Wavenet Communications, LLC and (iii) Advanced Petroleum Technologies, Inc. (each a Direct Petroleum shareholder) shall be entitled to, directly or indirectly, solicit, institute, initiate, pursue or enter into any inquiries, discussions, proposals or negotiations with any person concerning any merger, sale of substantial assets, tender offer, sale of shares of stock or similar transaction involving any of the parties or disclose, directly or indirectly, any information not customarily disclosed to the public concerning any of the parties, afford to any other person access to the properties, books or records of any of the parties, or otherwise assist any person preparing to make or who has made such an offer, or enter into any agreement with any third party providing for a business combination transaction, equity investment or sale of significant amount of assets of any of the parties.

     Termination

     The transactions contemplated by the merger may be terminated under the following limited circumstances:

     1.   By mutual written consent of the parties;

     2. By either us or Direct Petroleum if, without fault of such terminating party, the merger is not consummated on or prior to six month anniversary of the execution of the Merger Agreement.

     3. By either us or Direct Petroleum (if the terminating party is not then in material breach of its obligations under the Merger Agreement) if
          (i) a material default or breach is made by the other party with respect to the due and timely performance of any of its obligations contained under the Merger Agreement and such default cannot be cured within 30 days, or (ii) if any of the other party's representations and warranties (a) made without any materiality standard, are not true and correct in all material respects as of the date the Merger Agreement was executed and as of the closing date or (b) made with any materiality standard, are not true and correct in all respects as of the date the Merger Agreement was executed and as of the closing date;

     4. By either us or Direct Petroleum if we are unable to obtain a fairness opinion in customary form from Dresner Securities Inc. stating that, in substance, the terms of the merger (including the finders fee) are fair to our stockholders from a financial point of view; or

     5. By either us or Direct Petroleum if the closing conditions relating to the Test Wells Procedure and the financing thereof are not met.

     If the Merger Agreement is terminated because there has been a material default or breach by one of the parties with respect to the due and timely performance of any of its obligations which cannot be cured within 30 days, or there has been any breach of any representation or warranty in a material respect, then the non-terminating party shall, within five days of termination, pay or reimburse the terminating party for all the documented out-of-pocket reasonable fees and expenses incurred by the terminating party (including the reasonable fees and expenses of its counsel, accountants, consultants and advisors) in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement. Unless such termination is with respect to a breach of a representation or warranty deemed to be made at the closing (as opposed to upon execution of the Merger Agreement) and such breach was caused by factors within the control of the non-terminating party, then the terminating party's right to pursue all legal remedies for breach of contract or otherwise, including damages, will survive such termination unimpaired.

     Finders Fee

     If the merger is consummated, we shall pay at the effective time a finders fee to George Faris, David Nagelberg and Ronald Heller pursuant to the terms of the Finders Fee Agreement. Messrs. Faris, Nagelberg and Heller introduced us to Direct Petroleum. Messrs. Nagelberg and Heller are principal shareholders of our company. The fee will be paid by issuing them the following shares of our common stock: (i) to George Faris, shares equal to 2.5% of the our outstanding shares; and (ii) to Messrs. Nagelberg and Heller, together, shares of our common stock equal to 2.5% of our outstanding shares. Assuming no adjustment resulting from our cash position on the closing date as described above, the aggregate number of shares our common stock to be issued as the fee shall be 492,482.

Our Business Plan, if the Direct Petroleum Transaction is Not Consummated

     Although we have signed a Merger Agreement with Direct Petroleum, the consummation of the merger is subject to many conditions, If the merger is not consummated we intend to continue to use our available working capital, (currently approximately $2,722,500), capital stock, debt or a combination of these to effect another business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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


ITEM 2. DESCRIPTION OF PROPERTIES.

     Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia and our telephone number is (770) 951-0984. Our office space, fixtures, furniture and equipment, as well as our administrative assistant, is provided to us by R.D. Garwood, Inc. at a cost of $900 per month on a month-to-month basis. Robert H. Donehew, our president, treasurer and director, is also chief financial officer of R.D. Garwood, Inc. We believe that our present business property is adequate and suitable to meet our needs until we consummate a business combination. If the previously described merger with Direct Petroleum is consummated, we anticipate the Direct Petroleum's principal executive offices will be located in Denver, Colorado.


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

     Below is a table indicating the range of high and low bid information for the common stock as reported by the OTC Bulletin Board for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.


---------------------------- --------------------------- -----------------------
Period                       High($)                     Low($)
---------------------------- --------------------------- -----------------------
Fiscal 2004
  First Quarter*             1.80                         0.67

Fiscal 2003
  Fourth Quarter             0.75                         0.65
  Third Quarter              0.66                         0.64
  Second Quarter             0.95                         0.64
  First Quarter              0.84                         0.66

Fiscal 2002
  Fourth Quarter             0.95                         0.79
  Third Quarter              0.90                         0.75
  Second Quarter             0.90                         0.75
  First Quarter              0.85                         0.77

* Through October 20, 2003.

Holders

     As of October 20, 2003, there were 3,247 holders of record of our common stock.

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


Results of Operations

We have had no revenues (other than interest income) since 1992 and will not generate any revenues (other than interest income) until, at the earliest, the completion of a business combination. For the year ended August 31, 2003 interest income was $25,514, as compared to $40,913 for the year ended August 31, 2002. The decline in interest income for the year ended August 31, 2002, was due to the reduction in U.S. Treasury Securities and money market fund investments owned by us, which are reported as cash and cash equivalents, and lower rates of return on such investments.

General, administrative and other expenses were $168,087 for the year ended August 31, 2003, as compared to $195,206 for the year ended August 31, 2002. The net decrease in general, administrative and other expenses was due primarily to the reduction of payroll, related costs and professional fees, offset by an increase in Directors' and Officers' liability insurance.

General, administrative and other expenses for the year ended August 31, 2003 consisted primarily of payroll and related employer taxes of $46,277, directors' and officers' liability insurance of $52,733, legal and due diligence fees of $23,378, audit and accounting fees of $23,207, office sharing of $10,800, stockholder services of $6,280, and state income and franchise taxes of $3,751.

Depreciation expense was $- 0 - for the year ended August 31, 2003 as compared to $518 for the year ended August 31, 2002. The cost of equipment was fully depreciated as of August 31, 2002.

Liquidity and Capital Resources

At August 31, 2003, cash and cash equivalents were $2,703,127 and working capital was $2,722,518. Money market funds of $694,634 earn interest at approximately 0.5% annually. U.S. Treasury Securities of $1,999,680 matured in September 2003 and earned interest at approximately 1.1% annually.

If the merger is consummated, the Company's working capital after the merger will be largely comprised of our then remaining current cash assets. The Company anticipates that after the merger it will use substantially all its then working capital to fund the operations of the acquired business. In addition, the Company believes that the new business operations will require additional capital to fund operations and the further development and marketing of the acquired technologies. Currently, the working capital of the Company on a non-merged basis is sufficient to last for more than 24 months, but if the merger is consummated there can be no assurance that the then working capital will be sufficient for the anticipated combined operations which will consist largely of the acquired business. At the time of the merger, there will have to be an assessment of the capital needs of the Company on a going forward basis to determine the future funding requirements. The Company has no funding commitments at this time for its business or that of the acquired business. The Company currently believes that if it needs capital in the future, it will be able to raise capital through sales of its equity and institutional or investor borrowings, although the Company cannot assure you it will be able to obtain such capital.

ITEM 7. FINANCIAL STATEMENTS.

         Index to Financial Statements:                                    Page
                                                                           ----

             Independent Auditors' Report of Bederson & Company LLP..........F-1

             Balance Sheet as of August 31, 2003.............................F-2

             Statements of Operations for years ended
                 August 31, 2003 and 2002....................................F-3

             Statements of Stockholders' Equity for years ended
                 August 31, 2003 and 2002....................................F-4


             Statements of Cash Flows for years ended August 31, 2003 and
                 2002........................................................F-5

             Notes to the Financial Statements.......................F-6 to F-13

Bederson & Company LLP
405 Northfield Avenue
West Orange, New Jersey 07052
(973) 736-3333 Fax: (973) 736-3367, 8786

Insolvency and Litigation Fax: (973)736-9219






                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Golf Rounds.com, Inc.

We have audited the accompanying balance sheet of Golf Rounds.com, Inc., as of August 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Rounds.com, Inc., as of August 31, 2003 and the results of its operations and cash flows for the years ended August 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ Bederson & Company LLP
                                                 BEDERSON & COMPANY LLP




West Orange, New Jersey
September 30, 2003

 Member of AGN International with offices in principal cities worldwide and the AICPA for CPA Firms - SEC and Private Companies Practice Sections

                              GOLF ROUNDS.COM, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 2003





                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $2,703,127
  Deferred merger costs                                                  50,680
  Prepaid expenses                                                       36,667
                                                                  -------------


  TOTAL CURRENT ASSETS                                               $2,790,474
                                                                     ==========



           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $     67,956
                                                                   ------------

  TOTAL CURRENT LIABILITIES                                              67,956
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    12,000,000 shares authorized,
    3,447,377 issued and outstanding                                     34,473
  Additional capital in excess of par value                           4,773,866
  Accumulated deficit                                                (2,085,821)
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                          2,722,518
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $2,790,474
                                                                     ==========




















              The accompanying notes are an integral part of these
                             financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 2003 AND 2002


                                                           2003                 2002
                                                        ----------           ------------

EXPENSES:
  General, administrative and other                    $  168,087            $ 195,206
  Depreciation                                              -                      518
                                                        ------------        -------------

  TOTAL EXPENSES                                          168,087              195,724
                                                        ------------        -------------

OPERATING LOSS BEFORE UNUSUAL ITEMS                      (168,087)            (195,724)
                                                        ------------        -------------

UNUSUAL ITEMS:
  Cost to defend against and settle a lawsuit               -                  (52,707)
  Refund of Directors' and Officers'
    liability insurance premium                             -                   34,500
                                                        -------------        -------------

  TOTAL UNUSUAL ITEMS                                       -                  (18,207)
                                                        -------------        -------------

LOSS FROM OPERATIONS                                     (168,087)            (213,931)
                                                        -------------        -------------

OTHER INCOME (EXPENSE):
  Interest and dividends                                   25,514               40,913
  Loss on sale of marketable securities                     -                  (12,422)
                                                        -------------         -------------

  TOTAL OTHER INCOME (EXPENSE)                             25,514               28,491
                                                        --------------        -------------

NET LOSS                                                $(142,573)           $(185,440)
                                                        ==============       =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $    (.04)           $    (.05)
                                                        ==============       ==============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      3,447,377            3,447,377
                                                        =============        =============


















              The accompanying notes are an integral part of these
                             financial statements.

                              GOLF ROUNDS.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED AUGUST 31, 2003 AND 2002







                                                                                  Additional
                                                 Common Stock                     Capital in                               Total
                                            -----------------------------          Excess of        Accumulated        Stockholders'
                                             Shares           Par Value            Par Value         Deficit             Equity
                                          -----------        -----------         -------------   ----------------       -----------


BALANCE - August 31, 2001                   3,447,377         $    34,473          $4,773,866      $(1,757,808)         $3,050,531

  Net loss                                     -                  -                    -              (185,440)           (185,440)
                                          -----------        ------------        ------------      -----------          ----------

BALANCE - August 31, 2002                   3,447,377              34,473           4,773,866       (1,943,248)          2,865,091


  Net loss                                     -                   -                   -              (142,573)           (142,573)
                                          -----------        -------------        ------------     ------------         -----------

BALANCE - August 31, 2003                   3,447,377          $   34,473          $4,773,866      $(2,085,821)         $2,722,518
                                            =========          ==========          ==========      ===========          ==========


















              The accompanying notes are an integral part of these
                             financial statements.

                              GOLF ROUNDS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2003 AND 2002










                                                          2003              2002
                                                     -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (142,573)       $  (185,440)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Loss on sale of marketable securities                  -               12,422
      Depreciation                                           -                  518
      Increase or decrease in:
        Deferred merger costs                            (50,680)               -
        Prepaid expenses                                  (1,453)           (15,089)
        Accounts payable                                  35,125             29,681
        Litigation settlement payable                    (30,000)            30,000
        Accrued liabilities                              (10,119)            (8,492)
                                                       ------------       ------------

  NET CASH USED BY OPERATING ACTIVITIES                 (199,700)          (136,400)
                                                        -----------       ------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                -               89,198
                                                        -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (199,700)           (47,202)

CASH AND CASH EQUIVALENTS - beginning                  2,902,827          2,950,029
                                                       ------------       ------------

CASH AND CASH EQUIVALENTS - ending                    $2,703,127         $2,902,827
                                                      ============       ============























              The accompanying notes are an integral part of these
                             financial statements.

103872.6
                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002




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

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Stock-Based Compensation
          The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has not recognized a cost for stock-based employee compensation, in the statements of operations, because the options granted during the current year have no intrinsic value as measured by the excess of their exercise price to the fair market price of the underlying common stock on the grant date.

          During 2003, Statement of Financial Accounting Standards No. 148 (SFAS
          148), "Accounting for Stock-Based Compensation - Transition and Disclosures - An Amendment of FASB Statement No. 123" became effective for the Company. Management believes there is no material effect of implementing SFAS 148 on the accompanying financial statements.

          Income Taxes
          Current income taxes are based on the year's taxable income for Federal and state income tax reporting purposes.

          Deferred  income  taxes are  provided  on a  liability  basis  whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

          Net Loss Per Common Share
          Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

          Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Fair Value of Financial Instruments
          The  carrying  value  of  cash   equivalents   and  accounts   payable
          approximates   fair  value  due  to  the  short   maturity   of  these
          instruments.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002


NOTE 3 - MARKETABLE EQUITY SECURITIES

          In  June  2001,  the  Company  purchased  the  following   marketable,
          mandatorily redeemable, equity securities that management classified as held until maturity:

                                                                           Cost
          Enron Capital LLC, preferred stocks, 8% cumulative dividend,   ---------
          maturing in more than ten (10) years (i.e., 2048)              $101,620



          Since these securities were purchased shortly before year end 2001, management elected to begin amortizing the $1,620 premium on these securities in 2002 due to immateriality. No securities were sold in fiscal 2001.

          Although management intended to hold these securities until maturity, during the first quarter of 2002, management decided to sell these securities when they perceived a decline in the credit worthiness of the issuer - Enron Capital LLC. The Company realized a $12,422 loss on the sale of these securities.


NOTE 4 - REFUND OF DIRECTORS' AND OFFICERS' LIABILITY INSURANCE PREMIUM


          During the year ended August 31, 2002, the Company received a non-recurring refund of an insurance premium for $34,500 that related to Directors' and Officers' liability insurance because the coverage was not properly secured by the insurance agent. This unusual gain is presented as a separate component of the net loss from operations. The Company has Director and Officers' liability coverage as of August 31, 2003 and 2002.


NOTE 5 - INCOME TAXES

          The Company had net operating loss carryforwards ("NOLs") at August 31, 2003 and 2002, of approximately $1,178,000 and $1,030,000, respectively, for Federal income tax reporting purposes, $771,000 and $876,000, respectively, for New Jersey State, and $594,000 and $502,000, respectively, for Georgia State income tax reporting purposes. These losses create a deferred tax asset at August 31, 2003 and 2002. The Company has recorded a 100% valuation allowance against deferred tax assets and benefits due to the uncertainty of their ultimate realization.

          In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty (50%) percent of a corporation within a three (3) year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership may have occurred in connection with the private placement of securities. Additionally, the Company's utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of warrants or other future issuances of common stock.

          The deferred income tax benefits of operating losses for the years ended August 31, 2003 and 2002 are approximately as follows:

                                                     2003             2002
                                                   ----------       ----------

                 Federal                           $ 42,000          $ 55,000
                 Georgia                              5,000            12,000
                 New Jersey                             -                -
                                                   ---------        -----------
                                                     47,000            67,000
                 Valuation allowance                (47,000)          (67,000)
                                                   ---------        -----------

                 Total                             $     -           $     -
                                                   ==========        -=========

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002


NOTE 5 - INCOME TAXES (Continued)

          The net increase in the valuation allowance of $47,000 and $67,000 during the years ended August 31, 2003 and 2002, respectively, was due to the deferred income tax benefits of operating losses incurred during the corresponding years, which have been fully reserved due to the uncertainty of their ultimate realization.

          The tax effects of significant items composing the Company's net deferred tax asset, as of the end of the indicated year, are as follows:

                                                2003             2002
                                             ----------       ----------
                 Deferred tax asset:
                   Federal NOLs              $330,000         $ 288,000
                   Georgia NOLs                30,000            25,000
                   New Jersey NOLs             66,000            66,000
                                            ----------         ---------
                                              426,000           379,000
                 Valuation allowance         (426,000)         (379,000)
                                            ----------          --------

                 Net deferred tax asset     $      -         $      -
                                          ==============     =============

           NOLs expire approximately as follows:

                 Year                       Federal                     New Jersey               Georgia
                 ----                      ----------                   ----------              ---------

                 2006                 $       -                         $    42,000         $      -
                 2007                         -                             516,000                -
                 2008                         -                             213,000                -
                 2011                        185,000                         -                     -
                 2019                         43,000                         -                     -
                 2020                        389,000                         -                     89,000
                 2021                        218,000                         -                    129,000
                 2022                        187,000                         -                    207,000
                 2023                        156,000                         -                    169,000
                                         -----------                ---------------             ---------

                                          $1,178,000                       $771,000              $594,000
                                          ==========                       ========              ========

NOTE 6 - RELATED PARTY TRANSACTIONS

          On January 24, 2000, Messrs. Paul O. Koether, John W. Galuchie, Jr. and Thomas K. Van Herwarde and certain other sellers sold an aggregate of 500,000 shares of the Company's common stock to seven (7)
          purchasers, which caused a change in control of the Company and composition of its Board of Directors.

          On March 16, 2000, the Company sold 1,333,005 shares of common stock, at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to twenty-nine (29) accredited investors in a private placement offering. M.H. Meyerson & Co., Inc. ("Meyerson") acted as the placement agent for the offering and was paid commissions of $128,302 and a non-accountable expense allowance of $54,986. Certain persons designated by Meyerson also received five-year options to purchase 200,251 shares of common stock at a price of $1.50 per share. Several stockholders and a director of the Company were associated with Meyerson. The gross proceeds, less commissions, non-accountable expenses, and other expenses of the offering of approximately $83,000, resulted in net proceeds to the Company of approximately $1,567,000.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

          The president/treasurer and the chairman of the Board of Directors became salaried employees of the Company effective September 1, 2000 and February 1, 2000, respectively. As of January 31, 2003 the Chairman of the Board of Directors is no longer a salaried employee.

          On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper's time for $900 a month from R. D. Garwood, Inc. ("Garwood"). The Company's president/treasurer is the chief financial officer of Garwood. The Company's expense for these shared facilities and bookkeeping services was $10,800 for each of the years ended August 31, 2003 and 2002.

          On November 15, 2000, the Company entered into a letter of agreement with Meyerson whereby Meyerson was offered 180,000 shares of common stock of the Company if Meyerson is successful in finding a suitable merger partner with a pre-merger valuation of at least $10 million and merger terms acceptable to the Board of Directors of the Company.

          In relation to the merger described in Note 9, the Company entered into an agreement to pay a finder's fee to two (2) related parties if the merger is consummated. The fee will be paid in common stock of the Company. See Note 9 for details of the finder's fee.

NOTE 7 - STOCK OPTIONS

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

          On March 16, 2000, the Board of Directors granted options to purchase 200,251 shares of the Company's common stock at a price of $1.50 per share to certain individuals designated by Meyerson. See Note 6.

          On December 28, 2000, the Board of Directors granted options to purchase the Company's common stock at an exercise price of $1.30 to corporate officers as follows:

                   45,000 shares to the Company's president/treasurer and 20,000 shares to the Company's chairman

          The exercise price of these officers' options was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date. These officers' options were initially exercisable for five (5) years. On December 3, 2001, the Board of Directors consented to modify the officers' options so that they shall be exercisable for a period of ten (10) years from the date of grant. The extension of the exercise period did not result in a charge to operations, as required by the variable option accounting, because the extended options have no intrinsic value as measured by the excess of the fair market value of the option shares over the exercise price of the options on the measurement date.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002


NOTE 7 - STOCK OPTIONS (Continued)

          On December 3, 2001 the Board of Directors granted an option to purchase 40,000 shares of the Company's common stock, at an exercise price of $.60, to each of the Company's four (4) directors. The exercise price of these options was equal to or exceeded the 75% or the market price of the underlying shares of common stock as of the grant date. These options shall be exercisable for a period of ten
          (10) years from the date of grant. These options were granted to Directors for serving on the Board of Directors during the years ended August 31, 2002 and 2001.

          On January 28, 2003, a member of the Board of Directors resigned. In connection with his resignation, it was agreed to extend the term of his options to purchase 20,000 shares of common stock from March 12, 2005 until September 12, 2007. The other terms of the option, including the price, remained the same.

          In March and May 2003, the Board of Directors, by unanimous consent awarded Directors, for serving on the Board, options to purchase
          10,000 shares each of the Company's common stock, exercisable immediately or for any time during the five (5) year period commencing on the grant date, as follows:

                  2 Directors at exercise price of $0.50 on March 14, 2003, and 1 Director at an exercise price of $0.52 on May 13, 2003.

          Financial reporting of the options issued to Directors has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Had the Company accounted for these options in accordance with FAS 123 and 148 there would have been an increase in compensation expense of approximately $4,100and $98,000 for the years ended August 31, 2003 and 2002, as presented and discussed below.

          In accordance with SFAS 148 and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
          123), the Company's pro forma option expense is computed using the Black-Scholes option-pricing model. This model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.

          The following table shows assumptions and information used in the Black-Scholes option-pricing model to estimate the fair value of the options granted during the years ended August 31, 2003 and 2002:

                                                             2003                   2002
                                                          ----------             --------------
                  Options granted                           30,000                  160,000
                  Options modified                             -                     65,000
                  Directors granted options                    3                        4
                  Expected forfeitures per year                0 %                      0 %
                  Stock price                                $ .50                   $ .51
                  Exercise price                          $.50 to $.52          $.60 to $1.30
                  Expected life of options                  5 years                10 years
                  Risk-free interest rate                      .6 %                  1.58 %
                  Expected volatility                          43 %                   107 %
                  Expected dividend yield                       0 %                     0 %



                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002


NOTE 7 - STOCK OPTIONS (continued)

          To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosures, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

                                                      2003             2002
                                                  ----------       ----------

                 Net loss per common share:
                   As reported                    $(142,573)        $(185,440)
                   Pro forma                       (146,714)         (283,665)

                 Net loss per common share:
                   As reported                        $(.04)            $(.05)
                   Pro forma                           (.04)             (.08)


          The additional effects of accounting for these options in accordance with FAS 123, would be to increase the Company's deferred tax asset, deferred tax benefit and valuation allowance, as of the end of the indicated year, as follows:

                                                                                2003             2002
                                                                             ----------       -----------
             Pro forma Disclosure Increases:

                 Deferred tax asset:
                   Federal NOLs                                              $   1,000          $ 28,000
                   Georgia NOLs                                                 -                  6,000
                   New Jersey NOLs                                              -                -
                                                                             -----------      -----------
                                                                                 1,000            34,000
                 Valuation allowance                                            (1,000)          (34,000)
                                                                             -----------      -----------

                 Net deferred tax asset                                   $     -         $      -
                                                                          ============    ==============


           A summary of the Company's stock option activity is as follows:

                                                                                                Weighted-Average
                                                                       Weighted-Average          Contractual Life
                                                    Number of             Exercise Price             as of
                                                       Shares                Per Share           August 31, 2003
                                                    -------------      ---------------------    -----------------
                  Options outstanding and
                    exercisable as of
                    August 31, 2001                    345,251             $1.7122                  2.8 years
                  Options granted to directors         160,000               .6000                  8.3 years
                                                       -------
                  Options outstanding and
                    exercisable as of
                    August 31, 2002                    505,251             $1.3600                  4.5 years
                  Options granted to directors          30,000               .5067                  4.6 years
                                                      --------
                  Options outstanding and
                    exercisable as of
                    August 31, 2003                    535,251             $1.3121                  4.5 years
                                                       =======

          No options expired or were exercised or forfeited during the years ended August 31, 2003 and 2002. Options expire between five (5) and ten (10) years after date of grant or modification.

                              GOLF ROUNDS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2003 AND 2002



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

NOTE 9 - SUBSEQUENT EVENTS

          On September 19, 2003, the Company and its wholly owned subsidiary, DPE Acquisition Corp., acquired September 2, 2003 ("Merger Sub"), entered into an agreement and plan of reorganization and merger ("Merger Agreement") with Direct Petroleum Exploration, Inc. ("DPE"). DPE is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves.

          The Merger Agreement provides for the merger ("Merger") of Merger Sub with and into DPE, with DPE surviving the Merger as a wholly owned subsidiary of the Company. The Merger is expected to be consummated in the first quarter of 2004.

          The Merger will result in a change of control of the Company. Upon consummation of the Merger, the DPE Shareholders will hold at least 60% of the Company's outstanding shares. This change in ownership may restrict the future utilization of the Company's existing net tax benefit carryforwards.

          In addition, the current Board of Directors and executive officers of the Company will resign at the effective time. The Board of Directors immediately following the effective time shall consist of six persons designated by DPE and one person designated by the outgoing board of the Company.

          If the Merger is consummated, the Company shall pay at the effective time a finders fee ("Fee") to George Faris, David Nagelberg and Ronald Heller., (collectively, the "Finders") pursuant to the terms of the Finders Fee Agreement. David Nagelberg and Ronald Heller are principal shareholders in the Company. The Fee will be paid by issuing them the following shares of Company stock: (i) to George Faris, shares equal to 2.5% of the outstanding shares; and (ii) to Messrs. Nagelberg and Heller, together, shares of Company stock equal to 2.5% of the outstanding shares. Assuming no adjustment resulting from the Company's cash position on the closing date, the aggregate number of shares of Company stock to be issued as the Fee shall be 492,482.

          Financial Statements, Pro Forma Financial Statements and Exhibits

          (a) Financial Statements

          The Company will file the required financial statements within 60 days of the last date on which its report on Form 8-K relating to the consummation of the transactions contemplated by the Merger Agreement is required to be filed.

          (b) Pro Forma Financial Statements

          The Company will file the required pro forma financial statements within 60 days of the last date on which its report on Form 8-K relating to the consummation of the transactions contemplated by the Merger Agreement is required to be filed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures was made as of August 31, 2003 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our current directors and officers are as set forth in the table below.


      Name                    Age         Position
      ----------------------- ----------  --------------------------------------

      John F. McCarthy, III   58          Chairman of the Board and Secretary
      Robert H. Donehew       51          President, Treasurer and Director
      Anthony Charos          39          Director*

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

     Robert H. Donehew has served as director, president and treasurer since November 2000 and as director, vice president and treasurer from February 2000 until October 31, 2000. Mr. Donehew has served as a director and the vice president and treasurer of Intercom Systems, Inc. since June 2000 and as its acting chairman and acting president since December 2002. From October 1999 until July 2002, he served as a director of Ensoport Internetworks, Inc. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as chief financial officer of R.D. Garwood, Inc. and Dogwood Publishing Company Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of Medical Systems Development Corp., a medical software company, since 1986.

     Anthony Charos has served as one of our directors since March 2000. Since June 2000, Mr. Charos has served as a director of Intercom Systems, Inc. From January 2001 until October 2001, Mr. Charos was an account executive with C.E. Unterberg Towbin, an investment banking firm. From 1993 through December 2000, Mr. Charos was an account executive with M.H. Meyerson & Co., Inc. and a member of its investment banking team. From October 2001 until September 2002, Mr. Charos was a sales representative with Weichert & Realty and is currently a referral agent. Since March 2003, Mr. Charos has been an account executive with Janney Montgomery Scott LLC.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2003, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that two directors and executive officers each filed one Form 4 late, which Form 4s reported one transaction each. In addition, two greater than 10% stockholders of our common stock each filed one Form 4 late, one of which Form 4s was due in fiscal year 2002 and the other in fiscal year 2000.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation for the three years ended August 31, 2003 for our chairman of the board. No executive officer's compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2003.



                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                         Annual               Long-Term
                                      Compensation         Compensation
                                      -------------      -----------------------
                                                        Securities    All Other
                                      Salary  Bonus     Underlying  Compensation
Name and Principal Position    Year    ($)      ($)     Options(#)     ($)
---------------------------    ----    ------- -----    -----------  -----------
John F. McCarthy, III          2003    12,500    -       10,000            -
Chairman and Secretary         2002    30,000    -       40,000            -
                               2001    30,000    -       20,000            -
--------------------------------------------------------------------------------

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

     Our directors do not currently receive any cash compensation for their services. On March 14, 2003, we granted each of Messrs. McCarthy and Donehew options to purchase 10,000 shares of our common stock, at an exercise price of $0.50 per share, which options vested immediately, in consideration of their service as directors. On May 13, 2003, we granted Mr. Charos options to purchase 10,000 shares of our common stock, at an exercise price of $0.52 per share, which options vested immediately, in consideration of his service as a director.

Option Grants

     The following table represents the stock options granted in the fiscal year ended August 31, 2003 to the executive officer identified in the Summary Compensation table above.


                                        Options Granted in the Last Fiscal Year
-------------------------------------------------------------------------------------------------------------------
------------------------------ ------------------ ------------------ ---------------------- -----------------------

                                   Number of
                                  Securities      Percent of Total
      Name of Executive           Underlying       Options Granted
                                Options Granted    to Employees in     Exercise Price of       Expiration Date
                                      (#)          Fiscal Year (%)        Options ($)
------------------------------ ------------------ ------------------ ---------------------- -----------------------

John F. McCarthy, III               10,000              33.3%                $0.50                 3/13/08
------------------------------ ------------------ ------------------ ---------------------- -----------------------


     The following table sets forth the fiscal year end option values of outstanding options at August 31, 2003 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.


                                      Aggregated Fiscal Year End Option Values
----------------------------------------------------------------------------------------------------------------------
---------------------------- -------------------------------------------- --------------------------------------------
                                   Number of Securities Underlying                Dollar Value of Unexercised
                                       Unexercised Options at                       in-the-Money Options at
                                           August 31, 2003                            August 31, 2003(1)
---------------------------- -------------------------------------------- --------------------------------------------
           Name                 Exercisable(#)       Unexercisable(#)        Exercisable(#)       Unexercisable(#)
---------------------------- --------------------- ---------------------- --------------------- ----------------------

John F. McCarthy, III               90,000                   0                   $4,000                  --
---------------------------- --------------------- ---------------------- --------------------- ----------------------


(1) These values are based on the difference between the closing sale price of our common stock on August 29, 2003 (the last trading day of the fiscal year) of $0.66 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of common stock beneficially owned as of October 20, 2003 by (1) those persons or groups known to us who beneficially own more than 5% of our common stock, (2) each of our current directors, and (3) all of our current directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. As of October 20, 2003, there were 3,447,377 shares of common stock outstanding.



Name and Address of                  Amount and Nature of
Beneficial Owner                     Beneficial Ownership     Percent of Class
----------------------------------- -----------------------   ------------------


Robert H. Donehew                    250,000(1)                    7.0%
  Donehew Fund Limited Partnership
  111 Village Parkway, Building #2
  Marietta, Georgia 30067
----------------------------------- -----------------------   ------------------


Ronald I. Heller                     374,502(2)                  10.7%
 74 Farview Road
 Tenafly, New Jersey 07670
----------------------------------- -----------------------   ------------------


David S. Nagelberg                   429,229(3)                  12.5%
 7012 Rancho La Cima Drive
 Rancho Santa Fe, California 92067
----------------------------------- -----------------------   ------------------

Paul O. Koether                      484,690(4)                  14.1%
  211 Pennbrook Road
  Far Hills, New Jersey  07931
----------------------------------- -----------------------   ------------------

Shamrock Associates                  409,470(5)                  11.9%
  211 Pennbrook Road
  Far Hills, New Jersey  07931
----------------------------------- -----------------------   ------------------

John W. Galuchie, Jr.                212,166(6)                  6.2%
  376 Main Street
  Bedminster, New Jersey 07921
----------------------------------- -----------------------   ------------------

Asset Value Holdings, Inc.           200,000                     5.8%
  211 Pennbrook Road
  Far Hills, New Jersey  07931
----------------------------------- -----------------------   ------------------

Galt Asset Management                200,000                     5.8%
  c/o Brian Vitale
  125 West Shore Road
  Huntington, New York 11743
----------------------------------- -----------------------   ------------------

Anthony Charos                       90,000(7)                   2.5%
  275 Engle Street, BA2
  Englewood, New Jersey 07631
----------------------------------- -----------------------   ------------------

----------------------------------- -----------------------   ------------------

John F. McCarthy, III               90,000(8)                   2.5%
  2401 Pennsylvania Avenue, N.W.
  Washington, D.C. 20037
----------------------------------- -----------------------   ------------------

All current directors and           430,000(9)                  11.6%
executive officers as a group
(three persons)
----------------------------------- -----------------------   ------------------
---------------------

(1) Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes 115,000 shares of common stock issuable upon exercise of exercisable options.

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

(3) Held by the 2003 Revocable Trust of which David S. Nagelberg is the trustee.

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

(7) Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 70,000 shares of common stock issuable upon exercise of exercisable options.

(8)  Includes   90,000  shares  of  common  stock   issuable  upon  exercise  of
     exercisable options.

(9) Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew, Anthony Charos and John F. McCarthy, III.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     If the previously described merger with Direct Petroleum Exploration, Inc. is consummated, Messrs. Nagelberg and Heller, two greater than 5% stockholders of the Company, will each receive a finders fee. See "Item 1. Description of Business - Proposed Acquisition - Finders Fee".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits Filed.

          See Exhibit Index appearing later in this Report.

     (b)  Reports on Form 8-K.

          On October 8, 2003, we filed a current Report on Form 8-K reporting events under Items 5 and 7.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 22, 2003                  GOLF ROUNDS.COM, INC.
                                          (Registrant)



                                          By: /s/ John F. McCarthy
                                             -----------------------
                                             Name:   John F. McCarthy, III
                                             Title:  Principal Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.




/s/ John F. McCarthy, III   Chairman and Secretary              October 22, 2003
_____________________       (Principal Executive Officer)
John F. McCarthy, III


/s/ Robert H. Donehew
_____________________       President, Treasurer and Director   October 22, 2003
Robert H. Donehew           (Principal Accounting and
                            Financial Officer)


/s/ Anthony Charos          Director                            October 22, 2003
_____________________
Anthony Charos

                                  EXHIBIT INDEX


                                                                     Incorporated
Exhibit                                                           By Reference from
Number         Description                                             Document       No. in Document      Page
------         -----------                                             --------       ---------------      ----

1.1            Agreement and Plan of Merger                               A                 2.1

2.1            Agreement and Plan of Reorganization and Merger,           E                 2.1
               dated as pf September 19, 2003, among the
               Company, DPE Acquisition Corp. and Direct
               Petroleum Exploration, Inc.

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


10.9.2         Schedule of Stock Option Agreements in the form            F                10.9.2
               of Exhibit 10.9, including material detail in
               which such documents differ from Exhibit 10.9


10.9.3         Schedule of Stock Option Agreements in the form                                          Filed
               of Exhibit 10.9, including material detail in                                            herewith
               which such documents differ from Exhibit 10.9

10.10          Form of Escrow Agreement                                   E                 10.1

10.11          Finders Fee Agreement                                      E                 10.2

10.12          Form of Employment Agreement between the Company           E                 10.3
               and Edward Gendelman

10.13          Form of Employment Agreement between the Company           E                 10.4
               and George Faris

31.1           Section 302 Certification                                                                Filed
                                                                                                        herewith

31.2           Section 302 Certification                                                                Filed
                                                                                                        herewith

32.1           Section 906 Certificate                                                                  Filed
                                                                                                        herewith

99.1           Risk Factors                                                                             Filed
                                                                                                        herewith


A.   Company's  Quarterly  Report on Form 10-QSB for the  quarter  ended May 31,
     1999.

B.   Company's  Current  Report on Form 8-K,  filed with the SEC on January  19,
     2000.

C.   Company's  Quarterly  Report on Form 10-QSB for the quarter ended  February
     29,
2000.

D.   Company's Annual Report on Form 10-KSB for the year ended August 31, 2001.

E.   Company's Current Report on Form 8-K, filed with the SEC on October 8 2003.

F.   Company's Annual Report on Form 10-KSB for the year ended August 31, 2002.