Form 10QSB
period 2003-11-30
GOLF ROUNDS COM INC
filed 2004-01-14
CIK 319016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: November 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.


                         Commission file number 0-10093

                             Golf Rounds.com, Inc.
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                59-1224913
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

            111 Village Parkway, Building 2, Marietta, Georgia 30067
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  770-951-0984
                       ----------------------------------
                           (Issuer's telephone number)

                                       N/A
                       ---------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No_______

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 12, 2003, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business  Disclosure Format (check one): Yes _____ No X

PART I - FINANCIAL INFORMATION

Item 1. -  Financial Statements

                              GOLF ROUNDS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                       November 30,
                                                            2003
                                                       ------------

ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                        $2,619,405
      Deferred merger costs                               120,495
      Prepaid expenses                                     22,917
                                                        ---------
      Total current assets                             $2,762,817
                                                       ----------
      Total Assets                                     $2,762,817
                                                       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                $    84,983
                                                     -----------
  Total current liabilities                               84,983
                                                     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    12,000,000  shares authorized,
    3,447,377 issued and outstanding                     34,473
  Additional capital in excess of par value           4,773,866
  Accumulated deficit                                (2,130,505)
                                                    -----------

Total stockholders' equity                            2,677,834
                                                    -----------


Total Liabilities and Stockholders' Equity           $2,762,817
                                                     ==========



   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the three months
                                                             ended November 30,
                                                    -----------------------------------
                                                           2003                 2002
                                                        ---------           ----------


EXPENSES:
  General, administrative and other                     $  48,192            $  48,547
                                                        ---------            ---------

  TOTAL EXPENSES                                           48,192               48,547
                                                        ---------            ---------

LOSS FROM OPERATIONS                                      (48,192)             (48,547)
                                                        ---------            ---------

OTHER INCOME:
  Interest and dividends                                    3,508                8,096
                                                        ---------            ---------

NET LOSS                                                $ (44,684)           $ (40,451)
                                                        =========            =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $    (.01)           $    (.01)
                                                        =========            =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      3,447,377            3,447,377
                                                        =========            =========



   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the three months
                                                            ended November 30,
                                                    ---------------------------------
                                                           2003               2002
                                                       -----------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $   (44,684)       $   (40,451)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Increase or decrease in:
        Prepaid expenses                                  13,750             13,714
        Accounts payable                                   8,478            (23,993)
        Litigation settlement payable                        -              (30,000)
        Accrued liabilities                                8,550              7,550
                                                       ---------          ---------

  NET CASH USED IN OPERATING ACTIVITIES                  (13,906)           (73,180)
                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred merger costs                                  (69,815)               -
                                                       ---------          ---------
  NET CASH USED IN INVESTING ACTIVITIES:                 (69,815)               -
                                                       ---------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (83,721)           (73,180)

CASH AND CASH EQUIVALENTS - beginning                  2,703,126          2,902,827
                                                       ---------          ---------

CASH AND CASH EQUIVALENTS - ending                    $2,619,405         $2,829,647
                                                      ==========         ==========



   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. (the "Company") as of November 30, 2003 and the unaudited condensed consolidated statements of operations and cash flows for the three-months ended November 30, 2003 and 2002 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2003, as filed with the Securities and Exchange Commission on November 25, 2003.

     The results of operations for the three-months ended November 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.


NOTE 2 - LOSS PER SHARE

     Net loss per common share is based on the weighted average number of shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three-months ended November 30, 2003 and 2002 are contingently issuable shares that, if included, would have an antidilutive effect.


NOTE 3 - DEFERRED MERGER COSTS

     On September 19, 2003, the Company and its wholly owned subsidiary, DPE Acquisition Corp., acquired on September 2, 2003 ("Merger Sub"), entered into an agreement and plan of reorganization and merger ("Merger Agreement") with Direct Petroleum Exploration, Inc. ("DPE"). DPE is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves.

     The Merger Agreement provides for the merger ("Merger") of Merger Sub with and into DPE, with DPE surviving the Merger as a wholly owned subsidiary of the Company. The Merger is expected to be consummated by April 30, 2004.

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

     If the Merger is consummated, the Company shall pay at the effective time a finders fee ("Fee") to the respective finders. Two of the finders are shareholders of the Company. Pursuant to the terms of the Finders Fee Agreement, the Fee will be paid by issuing the finders the shares of Company stock representing an aggregate of 5% of the outstanding shares; of which the Finders who are shareholders will receive, in the aggregate, shares of Company stock equal to 2.5% of the outstanding shares. Assuming no adjustment resulting from the Company's cash position on the closing date, the aggregate number of shares of Company stock to be issued as the Fee shall be 492,482.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

     The Merger Agreement provides for the merger of Merger Sub with and into Direct Petroleum, with Direct Petroleum surviving the merger as our wholly owned subsidiary. The merger is expected to be consummated by April 30, 2004.

     Our Business Plan, if the Direct Petroleum Transaction is Not Consummated

     Although we have signed a Merger Agreement with Direct Petroleum, the consummation of the merger is subject to many conditions, If the merger is not consummated we intend to continue to use our available working capital, (currently approximately $2,677,834, capital stock, debt or a combination of these to effect another business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

Results of Operations

     We have had no revenues (other than interest income) since 1992 and will not generate any revenues (other than interest income) until, at the earliest, the completion of a business combination. For the three months ended November 30, 2003 interest income was $3,508, as compared to $8,096 for the three months ended November 30, 2002. The decline in interest income was due to the reduction in U.S. Treasury Securities and money market fund investments owned by us, which are reported as cash and cash eqivalents, and lower rates of return on such investments.

     General, administrative and other expenses were $48,192 for the three months ended November 30, 2003, as compared to $48,547 for the three months ended November 30, 2002. Comparing this year with last year's expenses the expense differences consisted of payroll expenses decreasing by $8,073 but the following expenses increased over last years expenses: stockholder services expenses of $3,512, legal expenses of $1,815, taxes and licenses of $1,360, directors' and officers' liability insurance expenses of $850, and accounting fee expenses of $239.

     General, administrative and other expenses for the three months ended November 30, 2003 consisted primarily of directors' and officers' liability insurance expenses of $13,750, payroll expenses of $8,074, legal expenses of $8,379, audit and accounting fee expenses of $8,000, stockholder services expenses of $5,112, office sharing expenses of $2,700, taxes and licenses of $2,050 and miscellaneous expenses of $127.

Liquidity and Capital Resources

     At November 30, 2003 cash and cash equivalents were $2,619,405, which included $1,998,110 that was invested in U.S. Treasury Securities maturing in January of 2004 and earn interest at approximately .94% annually and $599,678 invested in a money market account with an effective yield of .30%. At November 30, 2003, working capital was $2,677,834.

     Cash flows used in operating activities for the quarter ended November 30, 2003 of $13,906 primarily relate to general and administrative expenses. Cash flows used in investing activities of $69,815 primarily relate to deferred merger costs from the proposed merger with Direct Petroleum Exploration, Inc.

     If the merger is consummated, our working capital after the merger will be largely comprised of our then remaining current cash assets. We anticipate that after the merger we will use substantially all of our then working capital to fund the operations of the acquired business. In addition, we believe that the new business operations will require additional capital to fund operations and the further development and marketing of the acquired technologies. Currently, our working capital on a non-merged basis is sufficient to last for more than 24 months, but if the merger is consummated there can be no assurance that the then working capital will be sufficient for the anticipated combined operations which will consist largely of the acquired business. At the time of the merger, there will have to be an assessment of the capital needs of the company on a going forward basis to determine the future funding requirements. We have no funding commitments at this time for our business or that of the acquired business. We currently believe that if we need capital in the future, we will be able to raise capital through sales of its equity and institutional or investor borrowings, although we cannot assure you we will be able to obtain such capital.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was made as of November 30, 2003 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Part 2:  OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits Filed.

         Exhibit 31.1      Section 302 Certification of Chairman
         Exhibit 312       Section 302 Certification of President
         Exhibit 32.1      Section 906 Certification

(b) Reports on Form 8-K.

     On December 1, 2003, we filed a Current Report on Form 8-K, as amended by a Current Report on Form 8-K/A, filed on December 1, 2003, reporting events under Items 4 and 7.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            GOLF ROUNDS.COM, INC.


Dated: January 12, 2004                     By: /s/ Robert H. Donehew
                                                __________________________
                                                   Robert H. Donehew
                                                   President and Treasurer
                                                   (Principal Financial Officer)