Form 10QSB
period 2004-02-29
GOLF ROUNDS COM INC
filed 2004-04-14
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: February 29, 2004
                                              --------

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


                                       N/A
                                      ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 12, 2003, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                              GOLF ROUNDS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    February 29,
                                                                        2004
                                                                    -----------
ASSETS
------

CURRENT ASSETS:

Cash and cash equivalents                                           $ 2,573,239
Deferred merger costs                                                   124,325
Prepaid expenses                                                         14,167
                                                                    -----------

    Total current assets                                              2,711,731
                                                                    -----------

         Total Assets                                               $ 2,711,731
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

Accounts payable and accrued expenses                               $    65,657
                                                                    -----------

         Total current liabilities                                       65,657
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

         Common stock, $.01 par value, 12,000,000 shares
          authorized, 3,447,377 issued and outstanding              $    34,473
         Additional capital in excess of par value                    4,773,866
         Accumulated deficit                                         (2,162,265)
                                                                    -----------

         Total stockholders' equity                                   2,646,074
                                                                    -----------

              Total Liabilities and Stockholders' Equity            $ 2,711,731
                                                                    ===========


   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the three months
                                                       ended February 29 and 28
                                                      --------------------------
                                                         2004           2003
                                                      -----------   -----------
EXPENSES:

         General, administrative and other            $    36,714   $    41,839
                                                      -----------   -----------

         TOTAL EXPENSES                                    36,714        41,839
                                                      -----------   -----------

LOSS FROM OPERATIONS                                      (36,714)      (41,839)
                                                      -----------   -----------

OTHER INCOME:

         Interest and dividends                             4,954         5,480
                                                      -----------   -----------

NET LOSS                                              $   (31,760)  $   (36,359)
                                                      ===========   ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE           $      (.01)  $      (.01)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    3,447,377     3,447,377
                                                      ===========   ===========



   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          For the six months
                                                       ended February 29 and 28
                                                      --------------------------
                                                         2004           2003
                                                      -----------   -----------
EXPENSES:

         General, administrative and other            $    84,906   $    90,386
                                                      -----------   -----------

         TOTAL EXPENSES                                    84,906        90,386
                                                      -----------   -----------

LOSS FROM OPERATIONS                                      (84,906)      (90,386)
                                                      -----------   -----------

OTHER INCOME:

         Interest and dividends                             8,462        13,576
                                                      -----------   -----------

NET LOSS                                              $   (76,444)  $   (76,810)
                                                      ===========   ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE           $      (.02)  $      (.02)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    3,447,377     3,447,377
                                                      ===========   ===========



   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the six months
                                                      ended February 29 and 28
                                                     --------------------------
                                                        2004            2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                        $   (76,444)   $   (76,810)

     Adjustments to reconcile net loss to net cash used in operating activities:

        Increase or decrease in:

          Prepaid expenses                                22,500         26,614

          Accounts payable and accrued liabilities        (2,299)       (24,424)

          Litigation settlement payable                     -           (30,000)
                                                     -----------    -----------

     NET CASH USED IN OPERATING ACTIVITES:               (56,243)      (104,620)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Deferred merger costs                               (73,644)         -
                                                     -----------    -----------

     NET CASH USED IN INVESTING ACTIVITIES               (73,644)         -
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (129,887)      (104,620)

CASH AND CASH EQUIVALENTS - beginning                  2,703,126      2,902,827
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - ending                   $ 2,573,239    $ 2,798,207
                                                     ===========    ===========


   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         Unaudited Statements and Certain Adjustments
         --------------------------------------------

         The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. (the "Company") as of February 29, 2004 and the unaudited condensed consolidated statements of operations for the three- month and six-month periods ended February 29,2004 and February 28, 2003 and the unaudited condensed consolidated statements of cash flows for the six-month periods ended February 29, 2004 and February 28, 2003 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2003, as filed with the Securities and Exchange Commission on November 25, 2003.

         The results of operations for the six-month periods ended February 29, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Prior year's financial statements have been reclassified to conform to the current year's presentation.

         Recent Accounting Pronouncements
         --------------------------------

         In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

         Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply

Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         Management does not expect the adoption of these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2 - LOSS PER SHARE

         Net loss per common share is based on the weighted average number of shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three and six-month periods ended February 29, 2004 and February 28, 2003 are contingently issuable shares that, if included, would have an antidilutive effect.

NOTE 3 - USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 4 - DEFERRED MERGER COSTS

         On September 19, 2003, the Company and its wholly owned subsidiary, DPE Acquisition Corp. ("Merger Sub"), entered into an agreement and plan of reorganization and merger ("Merger Agreement") with Direct Petroleum Exploration, Inc. ("DPE"). DPE is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves. On March 26, 2004, the parties to the Merger Agreement executed Amendment No. 1 thereto for the sole purpose of extending the date to June 19, 2004 on which any party may terminate the Merger Agreement (if the Merger has not then been consummated).

         The Merger Agreement provides for the merger ("Merger") of Merger Sub with and into DPE, with DPE surviving the Merger as a wholly owned subsidiary of the Company. The Merger is expected to be consummated prior to the end of our 2004 fiscal year.

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

         If the Merger is consummated, the Company shall pay a finder's fee ("Fee") to certain persons, two of whom are shareholders of the Company. Pursuant to the terms of a finders fee agreement, the Fee will be paid by issuing the finders shares of Company stock representing an aggregate of 5% of the outstanding shares; of which the two finders who are shareholders of the Company will receive, in the aggregate, shares of Company stock equal to 2.5% of the outstanding shares. Assuming no adjustment resulting from the Company's cash position on the closing date, the aggregate number of shares of Company stock to be issued as the Fee shall be 492,482.

         Deferred Merger costs were related to legal fees that have been incurred to complete the Merger.

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

         Proposed Acquisition

         Implementing our business plan, on September 19, 2003, we and our wholly owned subsidiary, DPE Acquisition Corp. ("Merger Sub"), entered into an agreement and plan of reorganization and merger with Direct Petroleum Exploration, Inc ("Direct Petroleum"). Direct Petroleum is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves. Direct Petroleum's technology has been used successfully outside of the United States for more than two years. On March 26, 2004, the parties to the Merger Agreement executed Amendment No. 1 thereto for the sole purpose of extending the date to June 19, 2004 on which any party may terminate the Merger Agreement (if the Merger has not then been consummated).

         The Merger Agreement provides for the merger of Merger Sub with and into Direct Petroleum, with Direct Petroleum surviving the merger as our wholly owned subsidiary. The merger is expected to be consummated prior to the end of our 2004 fiscal year.

         Our business plan, if the Direct Petroleum Transaction is not consummated

         Although we have signed a Merger Agreement with Direct Petroleum, the consummation of the merger is subject to many conditions. If the merger is not consummated we intend to continue to use our available working capital, (currently $2,646,074), capital stock, debt or a combination of these to effect another business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

THREE MONTHS ENDED FEBRUARY 29, 2004 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2003

         For the three months ended February 29, 2004 interest income was $4,954, as compared to $5,480 for the three months ended February 28, 2003. The decline in interest income was due to the reduction in U.S. Treasury Securities and money market fund investments owned by us, which are reported as cash and cash equivalents, and lower rates of return on such investments.

         General, administrative and other expenses were $36,714 for the three months ended February 29, 2004, as compared to $41,839 for the three months ended February 28, 2003. This decrease was due primarily to reductions in payroll expenses and accounting fees (On January 31, 2003 the Chairman's salary of $2,500 per month was eliminated). These reductions were offset in part by increases in legal expenses, directors' and officers' liability insurance expenses and certain other expenses.

         General, administrative and other expenses for the three months ended February 29, 2004 consisted primarily of directors' and officers' liability insurance expenses of $13,750, payroll expenses of $8,074, audit and accounting fee expenses of $5,139, legal expenses of $4,422, office sharing expenses of $2,700, stockholder services expenses of $1,500, taxes and licenses of $965 and miscellaneous expenses of $164.

SIX MONTHS ENDED FEBRUARY 29, 2004 AS COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2003

         For the six months ended February 29, 2004 interest income was $8,462, as compared to $13,576 for the six months ended February 28, 2003. The decline in interest income was due to the reduction in U.S. Treasury Securities and money market fund investments owned by us, which are reported as cash and cash equivalents, and lower rates of return on such investments.

         General, administrative and other expenses were $84,906 for the six months ended February 29, 2004, as compared to $90,386 for the six months ended February 28, 2003. This decrease was due primarily to reductions in payroll expenses and accounting fees (On January 31, 2003 the Chairman's salary of $2,500 per month was eliminated). These reductions were offset in part by increases in legal expenses, directors' and officers' liability insurance expenses, stockholder services expenses, taxes and licenses expenses and certain other expenses.

          General, administrative and other expenses for the six months ended February 29, 2004 consisted primarily of directors' and officers' liability insurance expenses of $27,500, payroll expenses of $16,148, audit and accounting fee expenses of $13,139, legal expenses of $12,800, stockholder services expenses of $6,612, office sharing expenses of $5,400, taxes and licenses of $3,015 and miscellaneous expenses of $292.

LIQUIDITY AND CAPITAL RESOURCES

         At February 29, 2004, cash and cash equivalents were $2,573,239, which included $2,397,954 that was invested in U.S. Treasury Securities that matured in March and April of 2004 and $175,285 invested in a money market and checking accounts with an effective yield of 0.20%. At February 29, 2004, working capital was $2,646,074.

         Cash flows used in operating activities for the six-month period ended February 29, 2004 of $56,243 primarily relate to general and administrative expenses. Cash flows used in investing activities of $73,644 primarily relate to deferred merger costs from the proposed merger with Direct Petroleum Exploration, Inc.

         If the Merger is consummated, our working capital after the Merger will be largely comprised of our then remaining current cash assets. We anticipate that after the Merger we will use substantially all of our then working capital to fund the operations of the acquired business. In addition, we believe that the new business operations will require additional capital to fund operations and the further development and marketing of the acquired technologies. Currently, our working capital on a non-merged basis is sufficient to last for more than 24 months, but if the Merger is consummated, there can be no assurance that the then working capital will be sufficient for the anticipated combined operations which will consist largely of the acquired business. At the time of the merger, there will have to be an assessment of the capital needs of the Company on a going forward basis to determine the future funding requirements. We have no funding commitments at this time for our business or that of the acquired business. We currently believe that if we need capital in the future, we will be able to raise capital through sales of its equity and institutional or investor borrowings, although we cannot assure you we will be able to obtain such capital.

ITEM 3. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of February 29, 2004 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II: OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits Filed.

              Exhibit 31.1 Section 302 Certification of Chairman (Chief Executive Officer)

              Exhibit 31.2 Section 302 Certification of President (Chief Financial Officer)

              Exhibit 32.1    Section 906 Certification

         (b)  Reports on Form 8-K.

         On December 1, 2003, we filed a Current Report on Form 8-K, as amended by a Current Report on Form 8-K/A, filed on December 1, 2003, reporting events under Items 4 and 7.

         On March 31, 2004, we filed an amendment on Form 8-K/A to a Current Report on Form 8-K, filed on October 8, 2003, reporting events under Items 5 and 7.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GOLF ROUNDS.COM, INC.



Dated: April 12, 2004                    By: /s/ Robert H. Donehew
                                            ---------------------------------
                                            Robert H. Donehew
                                            President and Treasurer
                                            (Principal Financial Officer)