Form 10QSB
period 2004-05-31
GOLF ROUNDS COM INC
filed 2004-07-15
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  May 31, 2004
                                      ------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 15, 2004, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   -----   -----

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                              GOLF ROUNDS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              May 31,
                                                                               2004
                                                                        ---------------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                   $2,510,007
Deferred merger costs                                                          142,233
Prepaid expenses                                                                50,833
                                                                        ---------------------
    Total current assets                                                     2,703,073
                                                                        ---------------------
             Total Assets                                                   $2,703,073
                                                                        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                       $   85,525
                                                                        ---------------------
    Total current liabilities                                                   85,525
                                                                        ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, $.01 par value, 12,000,000 shares
      authorized, 3,447,377 issued and outstanding                          $   34,473
    Additional paid in capital                                               4,773,866
    Accumulated deficit                                                     (2,190,791)
                                                                        ---------------------
    Total stockholders' equity                                               2,617,548
                                                                        ---------------------
             Total Liabilities and Stockholders' Equity                     $2,703,073
                                                                        =====================


   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 For the three months
                                                                                     ended May 31,
                                                                   --------------------------------------------------
                                                                           2004                        2003
                                                                   ----------------------      ----------------------
EXPENSES:

         General, administrative and other                             $   33,564                  $   47,084
                                                                   ----------------------      ----------------------

         TOTAL EXPENSES                                                    33,564                      47,084
                                                                   ----------------------      ----------------------

LOSS FROM OPERATIONS                                                      (33,564)                    (47,084)
                                                                   ----------------------      ----------------------
OTHER INCOME:

         Interest and dividends                                             5,038                       6,391
                                                                   ----------------------      ----------------------

NET LOSS                                                               $  (28,526)                 $  (40,693)
                                                                   ======================      ======================

NET LOSS PER COMMON SHARE- BASIC AND DILUTED                           $     (.01)                 $     (.01)
                                                                   ======================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
      BASIC AND DILUTED                                                 3,447,377                   3,447,377
                                                                   ======================      ======================


   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  For the nine months
                                                                                     ended May 31,
                                                                   --------------------------------------------------
                                                                           2004                        2003
                                                                   ----------------------      ----------------------
EXPENSES:

         General, administrative and other                             $   118,470                 $  137,470
                                                                   ----------------------      ----------------------

         TOTAL EXPENSES                                                    118,470                    137,470
                                                                   ----------------------      ----------------------

LOSS FROM OPERATIONS                                                      (118,470)                  (137,470)
                                                                   ----------------------      ----------------------
OTHER INCOME:

         Interest and dividends                                             13,500                     19,967
                                                                   ----------------------      ----------------------

NET LOSS                                                               $  (104,970)                $ (117,503)
                                                                   ======================      ======================

NET LOSS PER COMMON SHARE- BASIC AND DILUTED                           $      (.03)                $     (.03)
                                                                   ======================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
      BASIC AND DILUTED                                                  3,447,377                  3,447,377
                                                                   ======================      ======================



   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the nine months
                                                                                     ended May 31,
                                                                   --------------------------------------------------
                                                                           2004                        2003
                                                                   ----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                          $  (104,970)                $  (117,503)

     Adjustments to reconcile net loss to net cash used in operating activities:

         Changes in operating assets and liabilities:

            Increase in prepaid expenses                                   (14,166)                    (15,203)

            Increase (decrease) in accounts payable and
                      accrued liabilities                                   17,571                     (18,133)

            Decrease in litigation settlement payable                            0                     (30,000)
                                                                   ----------------------      ----------------------
     NET CASH USED IN OPERATING ACTIVITES:                                (101,565)                   (180,839)
                                                                   ----------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Deferred merger costs                                                 (91,554)                          0
                                                                   ----------------------      ----------------------

     NET CASH USED IN INVESTING ACTIVITIES                                 (91,554)                          0
                                                                   ----------------------      ----------------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                (193,119)                   (180,839)

CASH AND CASH EQUIVALENTS - beginning                                    2,703,126                   2,902,827
                                                                   ----------------------      ----------------------

CASH AND CASH EQUIVALENTS - ending                                     $ 2,510,007                 $ 2,721,988
                                                                   ======================      ======================


   See accompanying notes to the condensed consolidated financial statements.

                              GOLF ROUNDS.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     (A) UNAUDITED STATEMENTS AND CERTAIN ADJUSTMENTS

     The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (the "Company") as of May 31, 2004 and the unaudited condensed consolidated statements of operations for the three-month and nine-month periods ended May 31, 2004 and 2003 and the unaudited condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2004 and 2003 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2003, as filed with the Securities and Exchange Commission on November 25, 2003.

     The results of operations for the nine-month periods ended May 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

     (B) PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of Golf Rounds. com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003) (collectively , the "Company").

     (C) LOSS PER SHARE

     Net loss per common share is based on the weighted average number of common shares outstanding during the applicable period. Excluded from the net loss per share calculations for the three and nine-month periods ended May 31, 2004 and 2003 are contingently issuable shares that, if included, would have an antidilutive effect.

     (D) USE OF ESTIMATES

     In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 - DEFERRED MERGER COSTS

     On September 19, 2003, the Company and its wholly owned subsidiary, DPE Acquisition Corp. ("Merger Sub"), entered into an agreement and plan of reorganization and merger ("Merger Agreement") with Direct Petroleum Exploration, Inc. ("DPE"). The Merger Agreement provided for the merger of Merger Sub with and into DPE, with DPE surviving as a wholly owned subsidiary of the Company. DPE is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves.

     The Merger Agreement provided that any party could terminate the Merger Agreement if the merger had not been consummated on or prior to April 19, 2004. In March 2004, the parties to the Merger Agreement executed Amendment No. 1 thereto for the sole purpose of extending the date to June 19, 2004 on which any party could terminate the Merger Agreement if the merger has not then been consummated. On July 12, 2004, the Company elected to terminate the Merger Agreement under the foregoing provision.

     Although the Company will not consummate the merger with DPE, significant costs were capitalized related to reviewing the aspects of the business of DPE and negotiating the transactions, including legal and banking fees. The deferred merger costs reflected on our current balance sheet of $142,233 plus the additional costs incurred subsequent to May 31, 2004 through the termination date will be written off in the fourth quarter of fiscal 2004.

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

     Our business plan

     We intend to continue to use our available working capital, (currently $2,617,548), capital stock, debt or a combination of these to effect another business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

THREE MONTHS ENDED MAY 31, 2004 AS COMPARED TO THE THREE MONTHS
ENDED MAY 31, 2003

     For the three months ended May 31, 2004 interest income was $ 5,038, as compared to $6,391 for the three months ended May 31, 2003. The decline in interest income was due to the reduction in U.S. Treasury Securities and money market fund investments owned by us, which are reported as cash and cash equivalents, and lower rates of return on such investments.

     General, administrative and other expenses were $ 33,564 for the three months ended May 31, 2004, as compared to $47,084 for the three months ended May 31, 2003. This decrease was due primarily to reductions in legal expenses and audit and accounting fees.

     General, administrative and other expenses for the three months ended May 31, 2004 consisted primarily of directors' and officers' liability insurance expenses of $13,334, payroll expenses of $8,332, audit and accounting fee expenses of $4,700, office sharing expenses of $2,700, legal expenses of $2,292, stockholder services expenses of $1,500, taxes and licenses of $681 and office expenses of $25.

NINE MONTHS ENDED MAY 31, 2004 AS COMPARED TO THE NINE MONTHS
ENDED MAY 31, 2003

     For the nine months ended May 31, 2004 interest income was $13,500, as compared to $19,967 for the nine months ended May 31, 2003. The decline in interest income was due to the reduction in U.S. Treasury Securities and money market fund investments owned by us, which are reported as cash and cash equivalents, and lower rates of return on such investments.

     General, administrative and other expenses were $ 118,470 for the nine months ended May 31, 2004, as compared to $ 137,470 for the nine months ended May 31, 2003. This decrease was due primarily to reductions in payroll expenses, legal expenses and audit and accounting fees (on January 31, 2003 the Chairman's salary of $ 2,500 per month was eliminated).

     General, administrative and other expenses for the nine months ended May 31, 2004 consisted primarily of directors' and officers' liability insurance expenses of $ 40,834, payroll expenses of $ 24,480, audit and accounting fee expenses of $ 17,839, legal expenses of $15,092, office sharing expenses of $ 8,100, stockholder services expenses of $ 7,469, taxes and licenses of $ 3,696 and office expenses of $ 960.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2004, cash and cash equivalents were $ 2,510,007, which included $2,148,549 that was invested in U.S. Treasury Securities that matured in June and July of 2004 and $ 361,458 invested in a money market and checking accounts with an effective yield of 0.38%. At May 31, 2004, working capital was $2,617,548. This working capital will be reduced by the terminated merger costs that will be expensed in the fourth quarter fiscal year 2004. (See Note 2 to the accompanying financial statements).

     Cash flows used in operating activities for the nine-month period ended May 31, 2004 of $ 101,565 primarily relate to general and administrative expenses. Cash flows used in investing activities of $ 91,554 primarily relate to deferred merger costs from the terminated merger with Direct Petroleum Exploration, Inc.


ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures was made as of May 31, 2004 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     On July 12, 2004, we filed an amendment on Form 8-K/A to a Current Report on Form 8-K, filed on October 8, 2003, reporting events under Items 5 and 7.

     On July 13, 2004, we filed an amendment on Form 8-K/A to a Current Report on Form 8-K, filed on October 8, 2003, reporting events under Items 5 and 7.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GOLF ROUNDS.COM, INC.



Dated: July 15, 2004                           By: /s/ Robert H. Donehew
                                                   -----------------------------
                                                   Robert H. Donehew
                                                   President and Treasurer
                                                   (Principal Financial Officer)