Form 10KSB
period 2004-08-31
GOLF ROUNDS COM INC
filed 2004-12-23
CIK 319016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended   August 31, 2004
                          -----------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number 0-10093
                       -------

                              Golf Rounds.com, Inc.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                       59-1224913
      -------------------------------                     -------------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

     111 Village Parkway, Building #2, Marietta, Georgia          30067
   -------------------------------------------------------    ------------
          (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number, Including Area Code:        (770) 951-0984
                                                --------------------------------

Securities registered under Section 12(b) of the Exchange Act:

           Title of Each Class       Name of Each Exchange on Which Registered
           -------------------       -----------------------------------------
                  None                                 None

Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class
                     ---------------------------------------
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

The Registrant had no revenues during the fiscal year ended August 31, 2004.

At December 21, 2004, the aggregate market value of the common stock held by non-affiliates of the issuer was $2,448,081.

At December 21, 2004, the issuer had 3,447,377 shares of common stock, par value
$.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one)   Yes        No  X
                                                                ---       ---

Documents incorporated by reference:   None

                              GOLF ROUNDS.COM, INC.

       ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2004

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS .............................................................6
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .................................7
ITEM 7.   FINANCIAL STATEMENTS
               INDEX TO FINANCIAL STATEMENTS ..................................9
               INDEPENDENT AUDITORS REPORT #1 .............................F-1-A
               INDEPENDENT AUDITORS REPORT #2 .............................F-1-B

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                       i

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

OUR BUSINESS PLAN

         Generally

         We intend to use our available working capital (currently $2,414,463), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

         Termination of previously proposed transaction

         In September 2003, we and one wholly owned subsidiary, DPE Acquisition
Corp. ("Merger Sub"), entered into an agreement and plan of reorganization and merger ("Merger Agreement") with Direct Petroleum Exploration, Inc. ("DPE"). The merger agreement provided for the merger ("Merger") of Merger Sub with and into
DPE, with DPE surviving the Merger as a wholly owned subsidiary of the Company.
DPE is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves.

         The Merger Agreement provided that any party could terminate the merger agreement if the Merger had not been consummated on or prior to April 19, 2004.
In March 2004, the parties to the merger agreement executed amendment no. 1 thereto for the sole purpose of extending the date to June 19, 2004 on which any party could terminate the merger agreement if the Merger has not then been consummated. In July 2004, we elected to terminate the merger agreement under the foregoing provision.

         Although we did not consummate the Merger, we did incur significant costs related to reviewing the aspects of the business of DPE and negotiating the transactions, including legal and banking fees. The Company expensed these costs of $148,857 in the fourth quarter of this year.

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
Garwood, Inc. provides us with the use of an administrative assistant, who performs secretarial and bookkeeping services. (See also Item 2, Description of
Properties.)

ITEM 2. DESCRIPTION OF PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is traded on the OTC Bulletin Board under the symbol
"TEEE." Below is a table indicating the range of high and low bid information for the common stock as reported by the OTC Bulletin Board for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

                                            HIGH                     LOW
               PERIOD                        ($)                     ($)
               ------                        ---                     ---
   Fiscal 2005
       Second Quarter*                      0.85                    0.85
       First Quarter                        1.02                    0.68

   Fiscal 2004
       Fourth Quarter                       1.35                    0.75
       Third Quarter                        1.40                    1.03
       Second Quarter                       1.51                    1.21
       First Quarter                        1.75                    0.67

   Fiscal 2003
       Fourth Quarter                       0.75                    0.65
       Third Quarter                        0.66                    0.64
       Second Quarter                       0.95                    0.64
       First Quarter                        0.84                    0.64

---------------
*    Through December 21, 2004

HOLDERS

         As of December 21, 2004, we believe there were more than 3,000 beneficial holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALES OF
REGISTERED SECURITIES

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

         FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

         For the year ended August 31, 2004 interest income was $19,192 as compared to $25,514 for the year ended August 31, 2003. The decline in interest income for the year ended August 31, 2004, was due to the reduction in U.S.
Treasury Securities and money market fund investments owned by us, which are reported as cash and cash equivalents, and lower rates of return on such investments.

         In July 2004, we elected to terminate the DPE merger agreement and since we did not consummate the Merger, we incurred significant costs related to reviewing the aspects of the business of DPE and negotiating the transactions, including legal and banking fees. The Company expensed these costs of $148,857 in the fourth quarter of this year.

         In August 2004, we performed due diligence with regards to the possibility of entering into a merger transaction with an operating target. In performing the due diligence, we expended $27,935 in the fourth quarter of this year. It was determined that a merger transaction with this target would not be pursued at this time.

         General, administrative and other expenses were $385,250 for the year ended August 31, 2004, as compared to $168,087 for the year ended August 31,
2003. The net increase was due primarily to (i) the costs incurred on the two failed merger acquisitions expenses being written off in the fourth quarter of
$176,792 and (ii) $58,073 of expenses resulting from the extension of the exercise period of certain options previously issued to an underwriter of a prior private placement, offset, in part, by decreases in payroll expenses and audit fees.

         General, administrative and other expenses for the year ended August
31, 2004 consisted primarily of merger cost expenses of $176,792; the $58,073 of expenses recorded to the extension of the exercise period of the underwriter's options payroll expenses of $32,581, directors' and officers' liability insurance expenses of $53,334, audit and accounting fee expenses of $21,316, legal expenses of $17,149, office sharing expenses of $10,800, stockholder service expenses of $9,844, taxes and license expenses of $4,328 and $1,035 miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At August 31, 2004, cash and cash equivalents were $2,394,843, which included $2,347,152 that was invested in U.S. Treasury Securities that matured in September and October 2004 yielding 1.2% and 1.3% and $47,691 invested in a money market and checking accounts with an effective yield of 0.60%. At August
31, 2004, working capital was $2,414,463.

         Cash flows used in operating activities for the twelve-month period ended August 31, 2004 of $308,284 primarily relate to general and administrative expenses which include the merger acquisition expenses detailed above.

         Currently, our working capital is sufficient to last for more than 24 months. If we acquire a business, our-post acquisition capital needs may be more substantial and our current capital resources may not be sufficient to meet our requirements. We currently believe that if we need capital in the future, we will be able to raise capital through sales of its equity and institutional or investor borrowings, although we cannot assure you we will be able to obtain such capital. We anticipate that after any acquisition it may complete in accordance with our business plan, we will use substantially all our then existing working capital to fund the operations of the acquired business. In addition, we believe that the new business operations will require additional capital to fund operations and the further development and marketing of the acquired technologies.

         Contractual obligations

         The Company has no material contractual obligations other than those relating to employment as described in Item 9, below.

ITEM 7.  FINANCIAL STATEMENTS

         Index to Financial Statements:                                    Page
                                                                           ----

            Report of Independent Registered Public Accounting Firm.......F-1-A

            Independent Auditors' Report of Bederson & Company LLP........F-1-B

            Consolidated Balance Sheet as of August 31, 2004................F-2

            Consolidated Statements of Operations for years ended
              August 31, 2004 and 2003......................................F-3

            Consolidated Statements of Stockholders' Equity for years ended
              August 31, 2004 and 2003......................................F-4

            Consolidated Statements of Cash Flows for years ended
              August 31, 2004 and 2003......................................F-5

            Notes to the Consolidated Financial Statements...........F-6 to F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golf Rounds.com, Inc.

         We have audited the accompanying consolidated balance sheet of Golf
Rounds.com, Inc. and subsidiary, as of August 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Golf Rounds.com, Inc. and subsidiary, as of August 31, 2004 and the results of their operations and cash flows for the year ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.
Boca Raton, Florida
December 13, 2004

                                     F-1-A

[BEDERSON & COMPANY LLP LOGO]

405 Northfield Avenue
West Orange, New Jersey 07052
(973) 736-3333 Fax: (973) 736-3367, 8786

Insolvency and Litigation Fax: (973) 736-9219

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Golf Rounds.com, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flow of Golf Rounds.com, Inc. for the year ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Golf
Rounds.com, Inc. for the year ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                     BEDERSON & COMPANY LLP

                                 /s/ Bederson & Company LLP
                                     --------------------------

West Orange, New Jersey
September 30, 2003

                                     F-1-B

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                             August 31, 2004
                                                                             ---------------

CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 2,394,843
   Prepaid expenses                                                                 38,333
                                                                               -----------
         TOTAL CURRENT ASSETS                                                    2,433,176
                                                                               -----------
TOTAL ASSETS                                                                   $ 2,433,176
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $    18,713
                                                                               -----------
   TOTAL CURRENT LIABILITIES                                                        18,713
                                                                               ===========
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 12,000,000 shares authorized,
       3,447,377 issued and outstanding                                             34,473
   Additional capital in excess of par value                                     4,831,939
   Accumulated deficit                                                          (2,451,949)
                                                                               -----------
   TOTAL STOCKHOLDERS' EQUITY                                                    2,414,463
                                                                               ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 2,433,176
                                                                               ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 2004 AND 2003

                                                                            August 31,
                                                                            ----------
                                                                    2004                  2003
                                                                    ----                  ----

EXPENSES:

     General, administrative and other                          $   385,250           $   168,087
                                                                -----------           -----------

     TOTAL EXPENSES                                                 385,250               168,087
                                                                -----------           -----------

LOSS FROM OPERATIONS                                               (385,250)             (168,087)
                                                                -----------           -----------

OTHER INCOME:

     Interest and dividends                                          19,122                25,514
                                                                -----------           -----------

     TOTAL OTHER INCOME                                              19,122                25,514
                                                                -----------           -----------

NET LOSS                                                        $  (366,128)          $  (142,573)
                                                                ===========           ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $     (0.11)          $     (0.04)
                                                                ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                                 3,447,377             3,447,377
                                                                ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED AUGUST 31, 2004 AND 2003

                                    Common Stock                  Additional
                                    ------------                  Capital in                               Total
                                                                  Excess of         Accumulated         Stockholders'
                              Shares            Par Value         Par Value           Deficit              Equity
                              ------            ---------         ---------           -------              ------

BALANCE
   August 31, 2002          3,447,377        $    34,473        $ 4,773,866         $(1,943,248)        $ 2,865,091

   Net loss                      --                 --                 --              (142,573)           (142,573)
                            ---------        -----------        -----------         -----------         -----------
BALANCE
   August 31, 2003          3,447,377             34,473          4,773,866          (2,085,821)          2,722,518
                            ---------        -----------        -----------         -----------         -----------
   Expense-extension of
     exercise period for
     underwriter option          --                 --               58,073                --                58,073

   Net loss                      --                 --                 --              (366,128)           (366,128)
                            =========        ===========        ===========         ===========         ===========
BALANCE
   August 31, 2004          3,447,377        $    34,473        $ 4,831,939         $(2,451,949)        $(2,414,463)
                            =========        ===========        ===========         ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2004 AND 2003

                                                                                August 31,
                                                                                ----------
                                                                          2004               2003
                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $  (366,128)        $  (142,573)

     Adjustments to reconcile net loss to net cash used
       in operating activities:
         Expense - extension of exercise period for
             underwriter's options                                         58,073                   0
         Changes in operating assets and liabilities:
             Increase in prepaid expenses                                  (1,667)             (1,453)
             (Increase) decrease in deferred merger costs                  50,680             (50,680)
             Increase (decrease) in accounts payable and
                accrued expenses                                          (49,242)             25,006
             Decrease in litigation settlement payable                      -                 (30,000)
                                                                      -----------         -----------
     NET CASH USED IN OPERATING ACTIVITIES                               (308,284)           (199,700)
                                                                      -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (308,284)           (199,700)

CASH AND CASH EQUIVALENTS - beginning                                 $ 2,703,127         $ 2,902,827
                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS - ending                                    $ 2,394,843         $ 2,703,127
                                                                      ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

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

     In August 2001, the Company ceased operations of its golfrounds.com and
     skiingusa.com websites since continued maintenance of these websites was not a productive use of the Company's resources. The Company owns the rights to these domain names and may sell them in connection with a business combination.

     On September 19, 2003, the Company and its wholly owned subsidiary, DPE
     Acquisition Corp., formed on September 2, 2003, entered into an agreement and plan of reorganization and merger with Direct Petroleum Exploration,
     Inc. ("DPE"), which was not consummated (See Note 6). The Company continues to maintain the subsidiary formed for the proposed merger for use in any other potential future acquisition. This subsidiary is currently inactive and has no operations.

     The Company's current business plan is primarily to serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use the Company's available cash, capital stock, debt, or a combination of these, to effect a
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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 3 - INCOME TAXES

     The Company had net operating loss carryforwards ("NOLs") at August 31,
     2004 and 2003, of approximately $1,500,000 and $1,179,000, respectively, for Federal income tax reporting purposes, $771,000 and $771,000, respectively, for New Jersey State, and $940,000 and $600,000,
     respectively, for Georgia State income tax reporting purposes. These losses create a deferred tax asset at August 31, 2004 and 2003. The Company has recorded a 100% valuation allowance against deferred tax assets and benefits due to the uncertainty of their ultimate realization.

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

     The deferred income tax benefits of operating losses for the years ended
     August 31, 2004 and 2003 are approximately as follows:

                                                        2004          2003
                                                        ----          ----
     Federal                                          $  90,000    $  49,000
     Georgia                                             20,000       10,000
     New Jersey                                            --           --
                                                      ---------    ---------
                                                        110,000       59,000

     Valuation allowance                               (110,000)     (59,000)
                                                      ---------    ---------
     Total                                            $    --      $    --
                                                      =========    =========

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 3 - INCOME TAXES (CONTINUED)

     The tax effects of significant items composing the Company's net deferred tax asset, as of the end of the indicated year, are as follows:

                                                     2004             2003
                                                     ----             ----
     Deferred tax asset:
          Federal NOLs                           $   420,000      $   330,000
          Georgia NOLs                                56,000           36,000
          New Jersey NOLs                             66,000           66,000
                                                 -----------      -----------
                                                     542,000          432,000

     Valuation allowance                            (542,000)        (432,000)
                                                 -----------      -----------
     Total                                       $      -         $      -
                                                 ===========      ===========

     The net increase in the valuation allowance of $110,000 and $54,000 during the years ended August 31, 2004 and 2003, respectively, was due to the deferred income tax benefits of operating losses incurred during the corresponding years, which have been fully reserved due to the uncertainty of their ultimate realization.

     NOLs expire approximately as follows:

       Year              Federal            New Jersey             Georgia
       ----             ----------          ----------            ---------

       2006             $        -            $ 42,000            $      -
       2007                      -             516,000                   -
       2008                      -             213,000                   -
       2011                185,000                   -                   -
       2019                 43,000                   -                   -
       2020                389,000                   -              89,000
       2021                218,000                   -             129,000
       2022                187,000                   -             207,000
       2023                157,000                   -             175,000
       2024                321,000                   -             340,000
                        ----------            --------            ---------
                        $1,500,000            $771,000            $940,000
                        ==========            ========            ========

NOTE 4 - RELATED PARTY TRANSACTIONS

     On January 24, 2000, Messrs. Paul O. Koether, John W. Galuchie, Jr. and
     Thomas K. Van Herwarde and certain other sellers sold an aggregate of
     500,000 shares of the Company's common stock to seven (7) purchasers, which caused a change in control of the Company and composition of its Board of
     Directors.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     On March 16, 2000, the Company sold 1,333,005 shares of common stock, at a purchase price of $1.375 per share, representing aggregate gross proceeds of approximately $1,833,000, to twenty-nine (29) accredited investors in a private placement offering. M.H. Meyerson & Co., Inc. ("Meyerson") acted as the placement agent for the offering and was paid commissions of $128,302 and a non-accountable expense allowance of $54,986. Certain persons designated by Meyerson also received five-year options to purchase 200,251 shares of common stock at a price of $1.50 per share. In fiscal 2004, the exercise period of these options was extended by the Company's board of directors from five (5) years to ten (10) years from the date of grant (See
     Note 5). Several stockholders and a director of the Company were associated with Meyerson. The gross proceeds, less commissions, non-accountable expenses, and other expenses of the offering of approximately $83,000, resulted in net proceeds to the Company of approximately $1,567,000.

     The president/treasurer and the chairman of the Board of Directors became salaried employees of the Company effective September 1, 2000 and February
     1, 2000, respectively. As of January 31, 2003 the Chairman of the Board of
     Directors is no longer a salaried employee.

     On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper's time for $900 a month from R. D. Garwood, Inc. ("Garwood"). The Company's president/treasurer is the chief financial officer of Garwood. The
     Company's expense for these shared facilities and bookkeeping services was
     $10,800 for each of the years ended August 31, 2004 and 2003.

NOTE 5 - STOCK OPTIONS

     On March 13, 2000 the Board of Directors granted an option to purchase
     20,000 shares of the Company's common stock, at an exercise price of
     $2.5625 per share, to three of the Company's directors. On May 3, 2000 the
     Board of Directors granted an option to purchase 20,000 shares of the
     Company's common stock, at an exercise price of $2.625, to the Company's other director. The exercise price of these options equaled or exceeded the fair market value of the underlying shares of common stock as of the grant date. In fiscal 2004, the exercise period of these options was extended by the Company's board of directors from five (5) years to ten (10) years from the date of grant.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 5 - STOCK OPTIONS (CONTINUED)

     On December 28, 2000, the Board of Directors granted options to purchase the Company's common stock at an exercise price of $1.30 per share to corporate officers as follows:

               o    45,000 shares to the Company's president/treasurer and

               o    20,000 shares to the Company's chairman

     The exercise price of these officers' options was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date. These officers' options were initially exercisable for five (5)
     years. On December 3, 2001, the Board of Directors consented to modify the officers' options so that they became exercisable for a period of ten (10)
     years from the date of grant. The extension of the exercise period did not result in a charge to operations, as required by the variable option accounting, because the extended options have no intrinsic value as measured by the excess of the fair market value of the option shares over the exercise price of the options on the measurement date.

     On December 3, 2001 the Board of Directors granted an option to purchase
     40,000 shares of the Company's common stock, at an exercise price of $.60 per share, to each of the Company's four (4) directors. The exercise price of these options was equal to or exceeded the 75% or the market price of the underlying shares of common stock as of the grant date. These options are exercisable for a period of ten (10) years from the date of grant.
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

     In March and May 2003, the Board of Directors awarded Directors, for serving on the Board, options to purchase 10,000 shares each of the
     Company's common stock. These options were exercisable immediately. In
     2004, the exercise period of these options was extended by the Company's board of directors from five (5) years to ten (10) years from date of grant. The exercise prices of these options are as follows:

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 5 - STOCK OPTIONS (CONTINUED)

               o    Two director's options have an exercise price of $0.50 per share on March 14, 2003, and

               o    One director's options have an exercise price of $0.52 per share on May 13, 2003.

     In July of 2004, the Board of Directors awarded the three Directors, for serving on the Board, options to purchase 20,000 shares each of the
     Company's common stock, exercisable immediately or for any time during the ten (10) year period commencing on the grant date of July 29, 2004 at exercise price of $0.68.

     In addition, on July 29, 2004 the Board of Directors by unanimous consent awarded options to purchase the Company's common stock, exercisable immediately or for any time during the ten (10) year period commencing on the grant date of July 29, 2004 at exercise price of $0.68 as follows:

               o    75,000 shares to the Company's president/treasurer and

               o    25,000 shares to the Company's chairman.

     As discussed above, the Board decided on July 29, 2004 to extend the term of the exercise period of all of the remaining director options (90,000)
     that were five (5) year options to ten (10) year options for the current directors. The underwriter options of 200,251 that were issued in March of
     2000 were also extended of the exercise period of five additional years to
     March of 2010.

     Financial reporting of the options issued to Directors has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Had the
     Company accounted for these options in accordance with FAS 123 and 148 there would have been an increase in compensation expense of approximately
     $116,700 and $4,100 for the years ended August 31, 2004 and 2003, as presented and discussed below.

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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 5 - STOCK OPTIONS (CONTINUED)

     The following table shows assumptions and information used in the
     Black-Scholes option-pricing model to estimate the fair value of the options granted (i) to a certain underwriter and (ii) the Company's directors and Officers during the years ended August 31, 2004 and 2003:

                                        Underwriter's Option       Directors' and Officers' options
                                        --------------------       --------------------------------
                                        2004             2003          2004              2003
                                       ------           ------        -------           -------

     Options granted                      0                -          160,000           30,000
     Options modified                  200,251             -          90,000              -
     Directors granted options            0                -             3                3
     Expected forfeitures per year        0%               -            0%                0%
     Stock price                        $0.89              -           $0.89            $0.50
     Exercise price                     $1.50              -           $0.68        $0.50 to $0.52
     Expected life of options         5-6 years            -        5-10 years          5 years
     Risk-free interest rate             3.8%              -         3.8-4.6%           2.6%
     Expected volatility                  49%              -            49%              43%
     Expected dividend yield              0%               -            0%                0%

     On March 16, 2000, the Board of Directors granted options to purchase
     200,251 shares of the Company's common stock at a price of $1.50 per share to certain individuals designated by Meyerson. In fiscal 2004, the exercise period of these options was extended by the Company's board of directors from five (5) years to ten (10) years from the date of grant. As part of extending these options, the Company incurred an expense and a credit to paid-in capital of $58,073 in the current fiscal year (See Note 5
     Underwriter Option Table above).

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

                                                  2004                2003
     Net loss per common share:
        As reported                          $    (366,128)       $   (142,573)
        Pro forma                            $    (482,828)       $   (146,714)

     Net loss per common share:
        As reported                          $       (0.11)       $      (0.04)
        Pro forma                            $       (0.14)       $      (0.04)

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 5 - STOCK OPTIONS (CONTINUED)

     The additional effects of accounting for these options in accordance with
     FAS 123, would be to increase the Company's deferred tax asset, deferred tax benefit and valuation allowance, as of the end of the indicated year, as follows:

                                                      2004             2003
                                                      ----             ----
      Pro forma Disclosure Increases:

      Deferred tax asset:
         Federal NOLs                               $ 33,000          $ 1,000
         Georgia NOLs                                  7,000            --
         New Jersey NOLs                               --               --
                                                    --------         --------
                                                      40,000            1,000
      Valuation allowance                            (40,000)          (1,000)
                                                    --------         --------
      Net deferred tax asset                        $  --             $ --
                                                    ========         ========

     A summary of the Company's stock option activity is as follows:

                                                                                      Weighted-Average
                                                               Weighted-Average       Contractual Life
                                            Number of           Exercise Price             as of
                                             Shares               Per Share            August 31, 2004
                                          -------------      ---------------------    -----------------

     Options outstanding and
       exercisable as of
       August 31, 2002                       505,251             $1.3600                  6.1 years
     Options granted to directors             30,000               .5067                  8.5 years
                                            --------
     Options outstanding and
       exercisable as of
       August 31, 2003                       535,251             $1.3121                  6.2 years
     Options granted to directors            160,000              0.68                    9.9 years
                                             -------
     Options outstanding and
       exercisable as of
       August 31, 2004                       695,251             $1.1667                  7.1 years
                                             =======

     No options expired or were exercised or forfeited during the years ended
     August 31, 2004 and 2003. Options expire ten (10) years after date of grant or modification.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003

NOTE 6 - DEFERRED MERGER COSTS

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

     The Merger Agreement provided that any party could terminate the Merger
     Agreement if the Merger had not been consummated on or prior to April 19,
     2004. In March 2004, the parties to the Merger Agreement executed Amendment
     No. 1 thereto for the sole purpose of extending the date to June 19, 2004 on which any party could terminate the Merger Agreement if the Merger has not then been consummated. In July 2004, the Company elected to terminate the Agreement under the foregoing provision.

     Although the Company did not consummate the Merger, it did incur significant costs related to reviewing the aspects of the business of DPE and negotiating the transactions, including legal and banking fees. The
     Company expensed these costs of $148,857 in the fourth quarter of 2004, which are included in general and administrative expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

         Effective November 24, 2003, Bederson & Company LLP resigned as our independent accountants. Bederson & Company LLP decided not to continue to register with the Public Accounting Oversight Board and therefore had to resign from its public accounts.

         The reports of Bederson & Company LLP on our consolidated financial statements for the two fiscal years prior to resignation or any later interim period did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         Our audit committee did not participate in or approve the decision to change independent accountants, as the independent accountants resigned.

         In connection with its audits for the two most recent fiscal years or any later interim period there have been no disagreements with Bederson &
Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Bederson & Company LLP, would have caused them to make reference to the subject matter of the disagreement i connection with their reports on the financial statements for such years.

         During the two most recent fiscal years or any later interim period, there have been no reportable events as defined in Item 304(a)(1)(v) of
Regulation S-K.

         We requested that Bederson & Company LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.
A copy of such letter was filed as Exhibit 6.1 to our applicable Form 8-K.

         We engaged Weinberg & Company, P.A. as our independent accountants as of November 24, 2003. During the two most recent fiscal years, we have not consulted with Weinberg & Company, P.A. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures was made as of August 31, 2004 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the
     Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange
     Commission rules and forms. There has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to August 31, 2004.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our current directors and officers are as set forth in the table below.

      Name                          Age     Position
      ----                          ---     --------
      John F. McCarthy, III         59      Chairman of the Board and Secretary
      Robert H. Donehew             52      President, Treasurer and Director
      Anthony Charos                40      Director*

---------------------
* Member of audit committee.

         JOHN F. MCCARTHY, III has served as chairman of our board of directors and as secretary since February 2000. Mr. McCarthy is presently of counsel to the law firm of Kalbian Hagerty, LLP in Washington, D.C. Since June 2000, Mr.
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a)
forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2004, all of our officers, directors and ten-percent stockholders complied with the Section
16(a) reporting requirements, except that two directors and executive officers each filed one Form 4 late, which Form 4s reported one transaction each. In addition, two greater than 10% stockholders of our common stock each filed one
Form 4 late, one of which Form 4s was due in fiscal year 2002 and the other in fiscal year 2000.

CODE OF ETHICS

         The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and the Company's directors and meets the requirements of the SEC. A copy of the
Company's Code of Ethics is filed as an exhibit to this Form 10-KSB. The Company intends to disclose any amendments to any waivers from a provision of the
Company's code of ethics on a Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the three years ended August 31, 2004 for our chairman of the board and our president (and principal accounting officer). No executive officer's compensation exceeded
$100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2004.

---------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                            ANNUAL
                                                        COMPENSATION(1)                LONG-TERM COMPENSATION
                                                  -------------------------------------------------------------------
                                                                                 SECURITIES
                                                                                 UNDERLYING          ALL OTHER
     NAME AND PRINCIPAL POSITION          YEAR      SALARY ($)    BONUS ($)      OPTIONS (#)       COMPENSATION ($)
---------------------------------------------------------------------------------------------------------------------

John F. McCarthy, III                     2004          0             0            45,000                0
Chairman and Secretary                    2003        12,500          0            10,000                0
                                          2002        30,000          0            40,000                0
---------------------------------------------------------------------------------------------------------------------
Robert H. Donehew                         2004        30,000          0            95,000                0
President and Principal Accounting        2003        30,000          0            10,000                0
Officer                                   2002        30,000          0            40,000                0
---------------------------------------------------------------------------------------------------------------------

(1)  The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation).

OPTION GRANTS

         The following table represents the stock options granted in the fiscal year ended August 31, 2004 to the executive officer identified in the Summary
Compensation table above.

----------------------------------------------------------------------------------------------------------------
                                     OPTIONS GRANTED IN THE LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------
                                   NUMBER OF
                                  SECURITIES      PERCENT OF TOTAL
                                  UNDERLYING       OPTIONS GRANTED
                                OPTIONS GRANTED    TO EMPLOYEES IN     EXERCISE PRICE OF
      NAME OF EXECUTIVE               (#)          FISCAL YEAR (%)        OPTIONS ($)          EXPIRATION DATE
----------------------------------------------------------------------------------------------------------------

John F. McCarthy, III               45,000               28%                 $0.68                 7/28/14
----------------------------------------------------------------------------------------------------------------
Robert H. Donehew                   95,000               59%                 $0.68                 7/28/14
----------------------------------------------------------------------------------------------------------------

         The following table sets forth the fiscal year end option values of outstanding options at August 31, 2004 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary
Compensation table above.

----------------------------------------------------------------------------------------------------------------
                                      AGGREGATED FISCAL YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------
                                   NUMBER OF SECURITIES UNDERLYING                DOLLAR VALUE OF UNEXERCISED
                                       UNEXERCISED OPTIONS AT                       IN-THE-MONEY OPTIONS AT
                                           AUGUST 31, 2004                            AUGUST 31, 2004(1)
----------------------------------------------------------------------------------------------------------------
           NAME                 EXERCISABLE(#)       UNEXERCISABLE(#)         EXERCISABLE         UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------

John F. McCarthy, III              135,000                   0                  $17,350                 0
----------------------------------------------------------------------------------------------------------------
Robert H. Donehew                  210,000                   0                  $23,850                 0
----------------------------------------------------------------------------------------------------------------

(1)  These values are based on the difference between the closing sale price of our common stock on August 31, 2004 (the last trading day of the fiscal year) of $0.81 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

EMPLOYMENT ARRANGEMENTS

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

         In 2004, we issued Mr. Donehew and Mr. McCarthy ten-year options to purchase 75,000 shares and 25,000 shares, respectively, to compensate them for additional services rendered to the Company and to incentivize them for future efforts. All of these options are exercisable at an exercise price of $0.68 per share and vest immediately.

COMPENSATION ARRANGEMENTS FOR DIRECTORS

         Our directors do not currently receive any cash compensation for their services. In July 2004, we granted each of our directors ten-year options to purchase 20,000 shares our common stock. All of these options are exercisable at an exercise price of $.0.68 per share and vested immediately.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table and accompanying footnotes set forth certain information as of December 7, 2004, with respect to the ownership of our common shares by: o each person or group who beneficially owns more than 5% of our common shares;

          o    each of our directors;

          o    each of our named executive officers; and

          o    all of our directors and executive officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of December 7, 2004 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

NAME AND ADDRESS OF                       AMOUNT AND NATURE OF
BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP  PERCENT OF CLASS
----------------                          --------------------  ----------------

Robert H. Donehew                             345,000(1)              9.4%
   Donehew Fund Limited Partnership
   111 Village Parkway, Building #2
   Marietta, Georgia 30067

Ronald I. Heller                              374,502(2)              10.7%
   74 Farview Road
   Tenafly, New Jersey 07670

David S. Nagelberg                            429,229(3)              12.5%
   7012 Rancho La Cima Drive
   Rancho Santa Fe, California 92067

Paul O. Koether                               484,690(4)              14.1%
   211 Pennbrook Road
   Far Hills, New Jersey  07931

Shamrock Associates                           409,470(5)              11.9%
   211 Pennbrook Road
   Far Hills, New Jersey  07931

NAME AND ADDRESS OF                       AMOUNT AND NATURE OF
BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP  PERCENT OF CLASS
----------------                          --------------------  ----------------
John W. Galuchie, Jr.                         212,166(6)              6.2%
   376 Main Street
   Bedminster, New Jersey 07921
                                              200,000                 5.8%
Asset Value Holdings, Inc.
   211 Pennbrook Road
   Far Hills, New Jersey  07931

Galt Asset Management                         200,000                 5.8%
   c/o Brian Vitale
   125 West Shore Road
   Huntington, New York 11743

Anthony Charos                                110,000(7)              3.1%
   275 Engle Street, BA2
   Englewood, New Jersey 07631

John F. McCarthy, III                         135,000(8)              3.1%
   2401 Pennsylvania Avenue, N.W.
   Washington, D.C. 20037
                                              590,000(9)              15.1%
All current directors and executive
officers as a group (three persons)

----------------------------

(1)  Includes 100,000 shares of common stock owned by Donehew Fund Limited
     Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew
     Capital LLC. Also includes 210,000 shares of common stock issuable upon exercise of exercisable options.

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

(3)  Held by the David S. Nagelberg 2003 Revocable Trust of which David S.
     Nagelberg is the sole trustee.

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

(7)  Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 90,000 shares of common stock issuable upon exercise of exercisable options.

(8)  Includes 135,000 shares of common stock issuable upon exercise of exercisable options.

(9)  Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew, Anthony Charos and John F.
     McCarthy, III.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         R.D. Garwood, Inc. provides us with the use of office space, fixtures, furniture and equipment, as well as our administrative assistant, at a cost of
$900 per month. Robert H. Donehew, our president, treasurer and director, is also chief financial officer of R.D. Garwood, Inc.

         During its course of existence, the company has engaged in certain other transactions with related parties, as describe in Note 4 to the Financial
Statements contained in this Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits Filed.

               See Exhibit Index appearing later in this Report.

          (b)  Reports on Form 8-K.

         During the three months ended August 31, 2003 and through December 21,
2004, we filed the following Current Reports on Form 8-K:

                  (1) On July 13, 2004, we filed a nonsubstantive amendment on
         Form 8-K/A to the Form 8-K/A filed by us on July 12, 2004, which reported events under Items 5 and 7.

                  (2) On July 12, 2004, we filed an amendment on Form 8-K/A to the Form 8-K/A filed by us on March 31, 2004, which reported events under Items 5 and 7.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                                 2004                  2003
                                                 ----                  ----
         Audit Fees(1)                         $  18,316             $  20,207
         Tax Fees                                  3,000                 3,000
                                               ---------             ---------
                  Total                        $  21,316             $  23,207

         -------------------

          (1)  Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2004, and
               August 31, 2003 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are
               normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 2004                 GOLF ROUNDS.COM, INC.
                                            (Registrant)

                                         By: /s/ John F. McCarthy, III
                                            ------------------------------------
                                            Name:  John F. McCarthy, III
                                            Title: Chairman of the Board and
                                                   Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ John F. McCarthy, III                Chairman and Secretary                                  December 21, 2004
--------------------------------         (Principal Executive Officer)
John F. McCarthy, III

                                         President, Treasurer and Director (Principal            December 21, 2004
/s/ Robert H. Donehew                    Accounting and Financial Officer)
--------------------------------
Robert H. Donehew

/s/ Anthony Charos                       Director                                                December 21, 2004
--------------------------------
Anthony Charos

                                   EXHIBIT INDEX

                                                                    Incorporated
Exhibit                                                           By Reference from
Number         Description                                            Document        No. in Document
------         -----------                                            --------        ---------------

1.1            Agreement and Plan of Merger                               A                 2.1

2.1            Agreement and Plan of Reorganization and                   E                 2.1
               Merger, dated as of September 19, 2003, among
               the Company, DPE Acquisition Corp. and Direct
               Petroleum Exploration, Inc.

3.1            Certificate of Incorporation                               A                 3.1

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

10.6           Form of agency agreement for private offering.             C                 10.4

                                                                    Incorporated
Exhibit                                                           By Reference from
Number         Description                                            Document        No. in Document
------         -----------                                            --------        ---------------

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

10.9.3         Schedule of Stock Option Agreements in the form            G             10.9.3
               of Exhibit 10.9, including material detail in
               which such documents differ from Exhibit 10.9

10.10          Form of Escrow Agreement                                   E              10.1

10.11          Finders Fee Agreement                                      E              10.2

10.12          Form of Employment Agreement between the                   E              10.3
               Company and Edward Gendelman

10.13          Form of Employment Agreement between the                   E              10.4
               Company and George Faris

10.15          Form of Stock Option Agreement between Company           Filed
               and each of John F. McCarthy, III                      herewith

10.15.1        Schedule of Stock Option Agreements in the form          Filed
               of Exhibit 10.15, including material detail in         herewith
               which such documents differ from Exhibit 10.15

10.16          Code of Ethics                                           Filed
                                                                      herewith

31.1           Section 302 Certification                                Filed
                                                                      herewith

                                                                    Incorporated
Exhibit                                                           By Reference from
Number         Description                                            Document        No. in Document
------         -----------                                            --------        ---------------

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

----------------------

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

G.   Company's Annual Report on Form 10-KSB for the year ended August 31, 2003.

