Form 10QSB
period 2005-02-28
GOLF ROUNDS COM INC
filed 2005-04-11
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended:   February 28, 2005
                                        -----------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.

                         Commission file number 0-10093
                                                -------

                              GOLF ROUNDS.COM, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               59-1224913
      -------------------------------            --------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

            111 Village Parkway, Building #2, Marietta, Georgia 30067
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  770-951-0984
                                  ------------
                           (Issuer's telephone number)

                                       N/A
          ------------------------------------------------------------
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

                                 Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 11, 2005, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Item 1.  Financial Statements................................................F-1

         Condensed Consolidated Balance Sheet as of
           February 28, 2005 (unaudited).....................................F-1

         Condensed Consolidated Statements of Operations for the
           Three Months Ended February 28, 2005 and
           February 29, 2004 (unaudited).....................................F-2

         Condensed Consolidated Statements of Operations for the
           Six Months Ended February 28, 2005 and
           February 29, 2004 (unaudited).....................................F-3

         Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended February 28, 2005 and
           February 29, 2004 (unaudited).....................................F-4

         Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................F-5 - F-6

Item 2.  Management's Discussion and Analysis or Plan of Operation...........1-4

                                       (i)

ITEM 1.  FINANCIAL STATEMENTS

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               FEBRUARY 28, 2005
                                                               -----------------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                    $ 2,344,524
     Prepaid expenses                                                  13,333
                                                                  -----------
         TOTAL CURRENT ASSETS                                       2,357,857
                                                                  -----------
 TOTAL ASSETS                                                     $ 2,357,857
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                         $    16,653
                                                                  -----------
TOTAL CURRENT LIABILITIES                                              16,653
                                                                  -----------
STOCKHOLDERS' EQUITY:

    Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,447,377 issued and outstanding                     34,473
    Additional capital in excess of par value                       4,831,939
    Accumulated deficit                                            (2,525,208)
                                                                  -----------

    TOTAL STOCKHOLDERS' EQUITY                                      2,341,204
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,357,857
                                                                  ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                     FEBRUARY 28,   FEBRUARY 29,
                                                         2005           2004
                                                     -----------    -----------

EXPENSES:
    General, administrative and other                $    56,411    $    36,714
                                                     -----------    -----------

    TOTAL EXPENSES                                        56,411         36,714
                                                     -----------    -----------

LOSS FROM OPERATIONS                                     (56,411)       (36,714)
                                                     -----------    -----------

OTHER INCOME:
    Interest and dividends                                11,286          4,954
                                                     -----------    -----------

    TOTAL OTHER INCOME                                    11,286          4,954
                                                     -----------    -----------

NET LOSS                                             $   (45,125)   $   (31,760)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (.01)   $      (.01)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                   3,447,377      3,447,377
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                    --------------------------
                                                    FEBRUARY 28,   FEBRUARY 29,
                                                        2005           2004
                                                    -----------    -----------

EXPENSES:
    General, administrative and other               $    92,981    $    84,906
                                                    -----------    -----------

    TOTAL EXPENSES                                       92,981         84,906
                                                    -----------    -----------

LOSS FROM OPERATIONS                                    (92,981)       (84,906)
                                                    -----------    -----------
OTHER INCOME:
    Interest and dividends                               19,722          8,462
                                                    -----------    -----------

    TOTAL OTHER INCOME                                   19,722          8,462
                                                    -----------    -----------

NET LOSS                                            $   (73,259)   $   (76,444)
                                                    ===========    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (.02)   $      (.02)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED                   3,447,377      3,447,377
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                               --------------------------
                                                               FEBRUARY 28,   FEBRUARY 29,
                                                                  2005           2004
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (73,259)   $   (76,444)
   Adjustments to reconcile net loss to net cash used in
      operating activities:

      Changes in operating assets and liabilities:
         Decrease in prepaid expenses                               25,000         22,500
         Increase in deferred merger costs                             -0-        (73,644)
         Decrease in accounts payable and accrued expenses          (2,060)        (2,299)
                                                               -----------    -----------

   NET CASH USED IN OPERATING ACTIVITIES                           (50,319)      (129,887)
                                                               -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (50,319)      (129,887)

CASH AND CASH EQUIVALENTS - beginning                          $ 2,394,843    $ 2,703,126
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - ending                             $ 2,344,524    $ 2,573,239
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
(collectively, the "Company") as of February 28, 2005 and the unaudited condensed consolidated statements of operations for the three-month and six-month periods ended February 28, 2005 and February 29, 2004 and the unaudited condensed consolidated statements of cash flows for the six-month periods ended February 28, 2005 and February 29, 2004 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August
31, 2004, as filed with the Securities and Exchange commission on December 23,
2004.

         The results of operations for the six-month periods ended February 28,
2005 and February 29, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

         (B)  PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of
Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp.
(formed on September 2, 2003).

         (C)  LOSS PER SHARE

         Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the six-month periods ended February 28,
2005 and February 29, 2004 are contingently issuable shares that, if included, would have an anti-dilutive effect.

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

         (E)  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based
Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based
Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the
Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The
Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

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

OUR BUSINESS PLAN

         We intend to use our available working capital ($2,341,204 as of
February 28, 2005), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

         Three months ended February 28, 2005 compared to three months ended
February 29, 2004

         For the three months ended February 28, 2005, other income (interest)
was $11,286 as compared to $4,954 for the three months ended February 29, 2004.
The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

         In the current quarter, we performed legal due diligence with regards to the possibility of entering into a merger transaction with an operating target. In performing this due diligence work, we expended $6,571 in the second quarter of fiscal 2005. This amount was charged to legal expenses.

         General, administrative and other expenses were $56,411 for the three months ended February 28, 2005, as compared to $36,714 for the three months ended February 29, 2004. The increase was due primarily to increased expenses in our legal fees of $12,833, audit fees of $8,432 and miscellaneous expenses of
$26. We had reduced expenses in director's and officer's liability insurance expenses of $1,250 and taxes and licenses expenses of $344.

         Six months ended February 28, 2005 compared to six months ended
February 29, 2004

         For the six months ended February 28, 2005, other income (interest) was
$19,722 as compared to $8,462 for the six months ended February 29, 2004. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

         In the first six months of this fiscal year, we performed legal due diligence with regards to the possibility of entering into a couple of merger transactions with operating targets. In performing this due diligence work, we expended $9,956 and this amount was charged to legal expenses.

         General, administrative and other expenses were $92,981 for the six months ended February 28, 2005, as compared to $84,906 for the six months ended
February 29, 2004. The increase was due to increased expenses in our legal fees of $11,881 and audit fees of $4,040. We reduced our expenses over last year's same period of decreased expenses of director's and officer's liability insurance expenses of $2,500, stockholders services expenses of $2,850, taxes and licenses expenses of $1,763 and miscellaneous expenses of $733.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At February 28, 2005, cash and cash equivalents were $2,344,524, which includes $2,292,847 that is invested in U.S. Treasury Securities that matures in
April, 2005 yielding 2.32% and $51,677 invested in a money market and checking accounts with an effective yield of 1.5%. At February 28, 2005, working capital was $2,341,204.

         Cash flows used in operating activities for the six months ended
February 28, 2005 of $50,319 primarily relate to general and administrative expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based
Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based
Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the
Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The
Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of February 28, 2005 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                            GOLF ROUNDS.COM, INC.

Dated: April 11, 2005                       By: /s/ Robert H. Donehew
                                                ----------------------
                                                Robert H. Donehew
                                                President and Treasurer
                                               (Principal Financial Officer)