Form 10QSB
period 2005-05-31
GOLF ROUNDS COM INC
filed 2005-07-14
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended:   May 31, 2005
                                          -------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________ to ________.

                         Commission file number 0-10093

                              GOLF ROUNDS.COM, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                         Delaware                                                 59-1224913
        -------------------------------------------                 ---------------------------------------
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


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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 14, 2005, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
 Yes         No   X
     ------     -----

                                TABLE OF CONTENTS



Item 1.         Financial Statements............................................................................F-1

                Condensed Consolidated Balance Sheet as of May 31, 2005 (unaudited).............................F-1

                Condensed Consolidated Statements of Operations for the
                   Three Months Ended May 31, 2005 and May 31, 2004 (unaudited).................................F-2

                Condensed Consolidated Statements of Operations for the
                   Nine Months Ended May 31, 2005 and May 31, 2004 (unaudited)..................................F-3

                Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended May 31, 2005 and May 31, 2004 (unaudited)..................................F-4

                Notes to Condensed Consolidated Financial Statements as
                   of May 31, 2005 and 2004  (unaudited)..................................................F-5 - F-6

Item 2.         Management's Discussion and Analysis or Plan of Operation   ....................................1-4



ITEM 1.  FINANCIAL STATEMENTS

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                                                 MAY 31, 2005
                                                                                         -----------------------------

                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                                 $   2,278,117
     Prepaid expenses                                                                                 49,000
                                                                                         -----------------------------

         TOTAL CURRENT ASSETS                                                                      2,327,117
                                                                                         -----------------------------

TOTAL ASSETS                                                                                   $   2,327,117
                                                                                         =============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                                   $          3,740
                                                                                         -----------------------------

TOTAL CURRENT LIABILITIES                                                                              3,740
                                                                                         -----------------------------

STOCKHOLDERS' EQUITY:

    Common  stock, $.01 par value, 12,000,000 shares authorized,
      3,447,377 issued and outstanding                                                               34,473
    Additional capital in excess of par value                                                     4,831,939
    Accumulated deficit                                                                          (2,543,035)
                                                                                         -----------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                                    2,323,377
                                                                                         -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $    2,327,117
                                                                                         =============================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                               FOR THE THREE MONTHS ENDED

                                                                   ---------------------------------------------------
                                                                          MAY 31,                      MAY 31,
                                                                            2005                        2004
                                                                   -----------------------      ----------------------

EXPENSES:
    General, administrative and other                                $      33,048               $      33,564
                                                                   -----------------------      ----------------------

    TOTAL EXPENSES                                                          33,048                      33,564
                                                                   -----------------------      ----------------------

LOSS FROM OPERATIONS                                                       (33,048)                    (33,564)
                                                                   -----------------------      ----------------------

OTHER  INCOME:
    Interest and dividends                                                  15,221                       5,038
                                                                   -----------------------      ----------------------

    TOTAL OTHER  INCOME                                                     15,221                       5,038
                                                                   -----------------------      ----------------------

NET LOSS                                                              $    (17,827)                $  (28,526)
                                                                   =======================      ======================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                         $       (.01)                $     (.01)
                                                                   =======================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND
    DILUTED                                                              3,447,377                   3,447,377
                                                                   =======================      ======================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                               FOR THE NINE MONTHS ENDED

                                                                   ---------------------------------------------------
                                                                          MAY 31,                      MAY 31,
                                                                            2005                        2004
                                                                   -----------------------      ----------------------

EXPENSES:
    General, administrative and other                              $     126,029                 $    118,470
                                                                   -----------------------      ----------------------

    TOTAL EXPENSES                                                       126,029                      118,470
                                                                   -----------------------      ----------------------

LOSS FROM OPERATIONS                                                    (126,029)                    (118,470)
                                                                   -----------------------      ----------------------

OTHER  INCOME:
    Interest and dividends                                                34,943                       13,500
                                                                   -----------------------      ----------------------

    TOTAL OTHER  INCOME                                                   34,943                       13,500
                                                                   -----------------------      ----------------------

NET LOSS                                                           $     (91,086)                 $  (104,970)
                                                                   =======================      ======================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                      $        (.03)                 $      (.03)
                                                                   =======================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND
    DILUTED                                                             3,447,377                   3,447,377
                                                                   =======================      ======================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                 FOR THE NINE MONTHS ENDED

                                                                       -----------------------------------------------
                                                                             MAY 31,                   MAY 31,
                                                                               2005                     2004
                                                                       ---------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $     (91,086)           $    (104,970)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Changes in operating assets and liabilities:

         Increase in prepaid expenses                                        (10,667)                  (14,166)

         Increase  in deferred merger costs                                       -                    (91,554)

         (Decrease) Increase in accounts payable and accrued
         expenses                                                            (14,973)                   17,571

                                                                       ---------------------    ----------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (116,726)                 (193,119)
                                                                       ---------------------    ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (116,726)                 (193,119)

CASH AND CASH EQUIVALENTS - beginning                                      2,394,843                 2,703,126
                                                                       ---------------------    ----------------------

CASH AND CASH EQUIVALENTS - ending                                     $   2,278,117            $    2,510,007
                                                                       =====================    ======================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF MAY 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         (A)      UNAUDITED STATEMENTS AND CERTAIN ADJUSTMENTS

         The accompanying unaudited condensed consolidated balance sheet of Golf
Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp.
(collectively, the "Company") as of May 31, 2005 and the unaudited condensed consolidated statements of operations for the three-month and nine-month periods ended May 31, 2005 and May 31, 2004 and the unaudited condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2005 and May
31, 2004 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.
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

         The results of operations for the nine-month periods ended May 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

         (B)      PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of
Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp.
(formed on September 2, 2003).

         (C)      LOSS PER SHARE

         Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the nine-month periods ended May 31,
2005 and 2004 are contingently issuable shares that, if included, would have an anti-dilutive effect.

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

         (E)      RECENT ACCOUNTING PRONOUNCEMENTS

             In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based
Payment." SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based
Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees." SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the
Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The
Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

           FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so
SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and
SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the corrections of errors.

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
In March 2004, the parties to the Merger Agreement executed Amendment No. 1 thereto for the sole purpose of extending the date to June 19, 2004 on which any party could terminate the Merger Agreement if the merger had not then been consummated. On July 12, 2004, the Company elected to terminate the Merger
Agreement under the foregoing provision.

         Although the Company did not consummate the Merger, it did incur significant costs related to reviewing the aspects of the business of DPE and negotiating the transactions, including legal and banking fees. The Company expensed these costs of $148,857 in the last fiscal year ended August 31, 2004.

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

OUR BUSINESS PLAN

         We intend to use our available working capital ($2,323,377 as of May
31, 2005), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

         Three months ended May 31, 2005 compared to three months ended May 31,
2004

         For the three months ended May 31, 2005, other income (interest) was
$15,221 as compared to $5,038 for the three months ended May 31, 2004. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

         In the current quarter, we performed legal due diligence with regards to the possibility of entering into a merger transaction with an operating target. In performing this due diligence work, we expended $777 in the third quarter of fiscal 2005. This amount was charged to legal expenses which is included in general and administrative expenses.

         General, administrative and other expenses were $33,048 for the three months ended May 31, 2005, as compared to $33,564 for the three months ended May
31, 2004. The decrease was due to decreased expenses in our director's and officer's liability insurance expenses of $1,000, audit fees of

$500 and legal fees of $33 offset by increased expenses in taxes and licenses expenses of $632 and miscellaneous expenses of $385.

         Nine months ended May 31, 2005 compared to nine months ended May 31,
2004

         For the nine months ended May 31, 2005, other income (interest) was
$34,943 as compared to $13,500 for the nine months ended May 31, 2004. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

         In the first nine months of this fiscal year, we performed legal due diligence with regards to the possibility of entering into a couple of merger transactions with operating targets. In performing this due diligence work, we expended $10,733 and this amount was charged to legal expenses which is included in general and administrative expenses.

         General, administrative and other expenses were $126,029 for the nine months ended May 31, 2005, as compared to $118,470 for the nine months ended May
31, 2004. The increase was due to increased expenses in our legal fees of
$11,848 and audit fees of $3,540 offset by reduced expenses of director's and officer's liability insurance expenses of $3,500, stockholders services expenses of $2,849, taxes and licenses expenses of $1,131 and miscellaneous expenses of
$349.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At May 31, 2005, cash and cash equivalents were $2,278,117, which includes $2,240,280 that is invested in U.S. Treasury Securities that matures in
July of 2005 yielding 2.8% and $37,837 invested in a money market and checking accounts with an effective yield of 2.0%. At May 31, 2005, working capital was
$2,323,377.

         Cash flows used in operating activities for the nine months ended May
31, 2005 of $116,726 primarily relate to general and administrative expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

             In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based
Payment." SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based
Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees." SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the
Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The
Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

           FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so
SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and
SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the corrections of errors.

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of May 31, 2005 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                              GOLF ROUNDS.COM, INC.

Dated: July 14, 2005                         By:  /s/ Robert H. Donehew
                                                  ------------------------------
                                                    Robert H. Donehew
                                                    President and Treasurer
                                                   (Principal Financial Officer)