Form 10KSB
period 2005-08-31
GOLF ROUNDS COM INC
filed 2005-12-12
CIK 319016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934:

     For the fiscal year ended August 31, 2005

                                       or

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934:

     For the transition period from ____________ to _________

                                   ----------

                         Commission File Number 0-10093

                                   ----------

                              GOLF ROUNDS.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                   ----------

                    Delaware                               59-1224913
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

111 Village Parkway, Building #2, Marietta, Georgia                 30067
      (Address of Principal Executive Offices)                   (Zip Code)

         Issuer's Telephone Number, Including Area Code: (770) 951-0984

                                   ----------

         Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class              Name of Each Exchange on Which Registered
   -------------------              -----------------------------------------
          None                                        None

         Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class:
                     Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant had no revenues during the fiscal year ended August 31, 2005.

At DECEMBER 9, 2005, the aggregate market value of the common stock held by non-affiliates of the issuer was $2,252,169.

At DECEMBER 9, 2005, the issuer had 3,447,377 shares of common stock, par value
$.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [_] No [X]

Documents incorporated by reference: None

                              GOLF ROUNDS.COM, INC.

       ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ..........................      9
ITEM 7.    FINANCIAL STATEMENTS .........................................     11
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

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

OUR BUSINESS PLAN

          Generally

          We intend to use our available working capital (currently $2,310,349), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

          Investment Company Act

          We may participate in a business or opportunity by purchasing, trading or selling the securities of a business. We do not intend to engage primarily in these activities and we are not registered as an "investment company" under the
Investment Company Act of 1940. We do not

believe that registration under the act is required based upon our proposed activities. We intend to conduct our activities so as to avoid being classified as an "investment company" and avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and its regulations.

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

          Termination of previously proposed transaction

          On September 19, 2003, the Company and its wholly owned subsidiary,
DPE Acquisition Corp. ("Merger Sub"), entered into an agreement and plan of reorganization and merger ("Merger Agreement") with Direct Petroleum
Exploration, Inc. ("DPE"). The merger agreement provided for the merger
("Merger") of Merger Sub with and into DPE, with DPE surviving as a wholly owned subsidiary of the Company. DPE is a development-stage company that owns patented technology for the direct detection of hydrocarbon reserves.

          The Merger Agreement provided that any party could terminate the merger agreement if the Merger had not been consummated on or prior to April 19,
2004. In March 2004, the parties to the merger agreement executed Amendment No.
1 thereto for the sole purpose of extending the date to June 19, 2004 on which date any party could terminate the merger agreement if the Merger had not then been consummated. On July 12, 2004, the Company elected to terminate the merger agreement under the foregoing provision.

          Although the Company did not consummate the Merger, it did incur significant costs related to reviewing the aspects of the business of DPE and negotiating the transactions, including legal and banking fees. The Company expensed these costs of $148,857 in the fourth quarter of the last fiscal year ended August 31, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          Our common stock is traded on the OTC Bulletin Board under the symbol
"TEEE". Below is a table indicating the range of high and low bid information for the common stock as reported by the OTC Bulletin Board for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

      PERIOD        HIGH ($)   LOW ($)
      ------        --------   -------
Fiscal 2006
   First Quarter*     0.77       0.75

Fiscal 2005
   First Quarter      1.02       0.68
   Second Quarter     1.25       0.82
   Third Quarter      1.25       0.73
   Fourth Quarter     0.90       0.76

Fiscal 2004
   First Quarter      1.75       0.67
   Second Quarter     1.51       1.21
   Third Quarter      1.40       1.03
   Fourth Quarter     1.35       0.75

----------
*    Through December 1, 2005

HOLDERS

          As of December 1, 2005, we believe there were more than 3,000 beneficial holders of our common stock.

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
REGISTERED SECURITIES.

          None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

          For the year ended August 31, 2005 interest income was $51,936 as compared to $19,122 for the year ended August 31, 2004. The increase in interest income for the year ended August 31, 2005, was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

          In July of last fiscal year 2004, we elected to terminate the DPE merger agreement and since we did not consummate the Merger, we incurred significant costs related to reviewing the aspects of the business of DPE and negotiating the transactions, including legal and banking fees. The Company expensed these costs of $148,857 in the fourth quarter of last fiscal year of
2004.

          In August of last fiscal year 2004, we performed due diligence with regards to the possibility of entering into a merger transaction with an operating target. In performing the due diligence, we expended $27,935 in the fourth quarter of last fiscal year 2004. It was determined that a merger transaction with this target would not be pursued at this time.

          In January of 2005 of this fiscal year, we performed due diligence with regards to the possibility of entering into a merger transaction with an operating target. In performing the due diligence, we expended $10,733 in the second quarter of this fiscal year. It was determined that a merger transaction with this target would not be pursued at this time.

          General, administrative and other expenses were $156,050 for the year ended August 31, 2005, as compared to $385,250 for the year ended August 31,
2004. In 2005, we incurred $10,733 of merger expenses and greater audit and accounting fee expenses by $3,429. We had a net decrease in general, administrative and other expenses in 2005 as compared to 2004 because we did not incur expenses in fiscal 2005 similar to those we incurred in the fourth quarter of fiscal 2004 (i) when we wrote off $176,792 of expenses related to the two failed merger acquisitions and (ii) incurred $58,073 of expenses we had in fiscal 2004 resulting from the extension of the exercise period of certain options previously issued to an underwriter of a prior private placement. In addition, in fiscal 2005 we had decreases compared to fiscal 2004 of $4,000 for directors' and officers' liability insurance expenses and $3,444 for stockholder service expenses.

          General, administrative and other expenses for the year ended August
31, 2005 consisted of directors' and officers' liability insurance expenses of
$49,333, payroll expenses of $32,298, audit and accounting fee expenses of
$24,745, legal expenses of $17,624, office sharing expenses of $10,800, merger costs expenses of $10,733, stockholder service expenses of $6,410, taxes and license expenses of $3,390 and $717 of miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

          General

          At August 31, 2005, cash and cash equivalents were $2,275,488, which included $2,188,780 that was invested in U.S. Treasury Securities that matured in October 2005 yielding 3.4% and $86,708 invested in money market and checking accounts with an effective yield of 2.5%. At August 31, 2005, working capital was $2,310,349.

          Cash flows used in operating activities for the year ended August 31,
2005 of $119,355 primarily relate to general and administrative expenses which include merger acquisition expenses.

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

ITEM 7. FINANCIAL STATEMENTS

                         Index to Financial Statements:

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Balance Sheet as of August 31, 2005.............................F-2

Consolidated Statements of Operations for the years ended
August 31, 2005 and 2004.....................................................F-3

Consolidated Statements of Stockholders' Equity for the
years ended August 31, 2005 and 2004.........................................F-4

Consolidated Statements of Cash Flows for the years ended
August 31, 2005 and 2004.....................................................F-5

Notes to the Consolidated Financial Statements........................F-6 - F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golf Rounds.com, Inc.

          We have audited the accompanying consolidated balance sheet of Golf
Rounds.com, Inc. and subsidiary as of August 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2005 and the results of their operations and cash flows for the years ended August 31, 2005 and 2004 in conformity with accounting principles generally accepted in the
United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
November 14, 2005

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                             August 31, 2005
                                                             ---------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $ 2,275,488
   Prepaid expenses                                                 37,000
                                                               -----------
      TOTAL CURRENT ASSETS                                       2,312,488
                                                               -----------
TOTAL ASSETS                                                   $ 2,312,488
                                                               ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $     2,139
                                                               -----------
      TOTAL CURRENT LIABILITIES                                      2,139
                                                               ===========
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 12,000,000 shares
      authorized, 3,447,377 issued and outstanding                  34,473
   Additional capital in excess of par value                     4,831,939
   Accumulated deficit                                          (2,556,063)
                                                               -----------
      TOTAL STOCKHOLDERS' EQUITY                                 2,310,349
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,312,488
                                                               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

                                                       August 31,
                                                -----------------------
                                                   2005         2004
                                                ----------   ----------
EXPENSES:
   General, administrative and other            $  156,050   $  385,250
                                                ----------   ----------
      TOTAL EXPENSES                               156,050      385,250
                                                ----------   ----------
LOSS FROM OPERATIONS                              (156,050)    (385,250)
                                                ----------   ----------
OTHER INCOME:
   Interest and dividends                           51,936       19,122
                                                ----------   ----------
      TOTAL OTHER INCOME                            51,936       19,122
                                                ----------   ----------
NET LOSS                                        $ (104,114)  $ (366,128)
                                                ==========   ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $    (0.03)  $    (0.11)
                                                ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSATNDING - BASIC AND DILUTED               3,447,377    3,447,377
                                                ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

                               Common Stock      Additional
                           -------------------   Capital in
                                         Par      Excess of   Accumulated
                             Shares     Value     Par Value     Deficit        Total
                           ---------   -------   ----------   -----------   ----------

BALANCE, August 31, 2003   3,447,377   $34,473   $4,773,866   $(2,085,821)  $2,722,518
Expense-extension of
   exercise period for
   underwriter option             --        --       58,073            --       58,073

    Net loss                      --        --           --      (366,128)    (366,128)
                           ---------   -------   ----------   -----------   ----------
BALANCE, August 31, 2004   3,447,377    34,473    4,831,939    (2,451,949)   2,414,463
    Net loss                      --        --           --      (104,114)    (104,114)
                           ---------   -------   ----------   -----------   ----------
BALANCE, August 31, 2005   3,447,377   $34,473   $4,831,939   $(2,556,063)  $2,310,349
                           =========   =======   ==========   ===========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

                                                            August 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (104,114)  $ (366,128)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Expense - extension of exercise period for
         underwriter's options                               --       58,073
      Changes in operating assets and liabilities:
         Decrease (increase) in prepaid expenses          1,333       (1,667)
         Decrease in deferred merger costs                   --       50,680
         Decrease in accounts payable and accrued
            expenses                                    (16,574)     (49,242)
                                                     ----------   ----------
   NET CASH USED IN OPERATING ACTIVITIES               (119,355)    (308,284)
                                                     ----------   ----------
   NET DECRASE IN CASH AND CASH EQUIVALENTS            (119,355)    (308,284)
   CASH AND CASH EQUIVALENTS - beginning of year      2,394,843    2,703,127
                                                     ----------   ----------
   CASH AND CASH EQUIVALENTS - end of year           $2,275,488   $2,394,843
                                                     ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2005 AND 2004

NOTE 1 - CORPORATE OPERATIONS

          Golf Rounds.com, Inc. (the "Company") was incorporated in 1968 as a
          Delaware corporation, which is also authorized to conduct business in
          New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the
          Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals
          Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG
          Design, Inc., the developer of two (2) sports-related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf
          Rounds.com, Inc.

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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          STOCK-BASED COMPENSATION

          In October 1995, the FASB issued SFAS No. 123, Accounting for
          Stock-Based Compensation, which encourages but does not require companies to recognize compensation expense for stock-based awards based on their fair market value at the date of grant. SFAS No. 123 allows companies to continue to employ the intrinsic value method under APB No. 25 provided that pro-forma disclosures of net income and earnings per share under the fair value method are included in the notes to the consolidated financial statements. The required disclosures were amended in December 2002 with the issuance of SFAS
          No. 148, Accounting for Stock Based Compensation -- Transition and
          Disclosure. The Company has adopted the disclosure requirements of
          SFAS No. 123 as amended by SFAS No. 148, but will continue to account for stock-based compensation using the intrinsic value method prescribed under APB No. 25.

          The Company accounts for its employee stock options using the intrinsic value method in accordance with Accounting Principles Board
          Opinion No. 25, "Accounting for Stock Issued to Employees."
          Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied in accordance with Statement of Financial Accounting Standards No. 123,
          "Accounting for Stock-Based Compensation." Had the cost of the stock options that were issued or extended to employees been determined based on the fair value of options at the grant date, the Company's net loss would have increased by $19,200 and $116,700 for the years ended August 31, 2005 and 2004, respectively, and loss per share pro-forma amounts would be as follows:

                                                                    Year Ended August 31,
                                                                  -------------------------
                                                                     2005          2004
                                                                  ---------     -----------

          Net loss as reported                                    $(104,114)    $(366,128)
          Add: Stock-based employee compensation expense
            included in reported net income, net of
            related tax effects                                   $       0     $       0
          Deduct: Total stock-based compensation expense
            determined under fair value-based method for
            all awards, net of related tax effects                $  19,200     $ 116,700
                                                                  ---------     ---------
          Pro Forma Net Loss                                      $(123,314)    $(482,828)
                                                                  =========     =========
          Net loss per common share:
            Basic - as reported                                   $   (0.03)    $   (0.11)
            Basic - pro forma                                     $   (0.04)    $   (0.14)
            Diluted - as reported                                 $   (0.03)    $   (0.11)
            Diluted - pro forma                                   $   (0.04)    $   (0.14)

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          STOCK-BASED COMPENSATION (CONTINUED)

          The fair values of options granted to employees were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                  2005        2004
                                                --------   ----------
          Expected life of options              10 years   5-10 years
          Risk-free interest rate                 4.0%      3.8-4.6%
          Expected volatility                      79%         49%
          Expected dividend yield                   0%          0%
          Weighted average fair
            market value of options granted       $0.64       $0.73

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

          LOSS PER SHARE

          Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 725,251 options, are not considered in diluted loss per share because the effect would be anti-dilutive.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of cash equivalents and accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

          RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2005, the Financial Accounting Standard Board ("FASB") issued
          SFAS No.154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3,
          Reporting Accounting Changes in Interim Financial Statements. SFAS No.
          154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of, a change in accounting principle. SFAS No.154 requires retrospective application to prior periods' financial statements of a voluntary change in an accounting principle unless it is impracticable. SFAS No.
          154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in transition phase as of the date of SFAS No. 154. The Company does not believe that adoption of
          SFAS No. 154 will have a material impact on its consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based
          Payment." SFAS No. 123 (R) revises SFAS No. 123, "Accounting for
          Stock-Based Compensation" and supersedes APB Opinion No. 25,
          "Accounting for Stock Issued to Employees." SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS
          No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after
          June 15, 2005 for non-small business issuers and after December 15,
          2005 for small business issuers. Accordingly, the Company will adopt
          SFAS No. 123 (R) in its quarter ending February 28, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 3 - INCOME TAXES

          At August 31, 2005 and 2004, the Company had net operating loss carryforwards ("NOLs") of approximately $1,617,000 and $1,500,000 for federal income tax reporting purposes, $771,000 and $771,000 for New
          Jersey State income tax reporting purposes, and $1,108,000 and
          $940,000 for Georgia State income tax reporting purposes,
          respectively. These losses create a deferred tax asset at August 31,
          2005 and 2004. The Company has recorded a 100% valuation allowance against deferred tax assets and benefits due to the uncertainty of their ultimate realization.

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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

NOTE 3 - INCOME TAXES (CONTINUED)

          The deferred income tax benefits of operating losses for the years ended August 31, 2005 and 2004 are approximately as follows:

                                    2005        2004
                                  --------   ---------
          Federal                 $ 33,000   $  90,000
          Georgia                   10,000      20,000
          New Jersey                    --          --
                                  --------   ---------
                                    43,000     110,000

          Valuation allowance      (43,000)   (110,000)
                                  --------   ---------
          Total                   $     --   $      --
                                  ========   =========

          The tax effects of significant items composing the Company's net deferred tax asset, as of the end of the indicated year, are as follows:

                                    2005        2004
                                 ---------   ---------
          Deferred tax assets:
             Federal NOLs        $ 453,000   $ 420,000
             Georgia NOLs           66,000      56,000
             New Jersey NOLs        66,000      66,000
                                 ---------   ---------
                                   585,000     542,000

          Valuation allowance     (585,000)   (542,000)
                                 ---------   ---------
          Total                  $      --   $      --
                                 =========   =========

          The net increase in the valuation allowance of $43,000 and $110,000 during the years ended August 31, 2005 and 2004, respectively, was due to the deferred income tax benefits of operating losses incurred during the corresponding years, which have been fully reserved due to the uncertainty of their ultimate realization.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

NOTE 3 - INCOME TAXES (CONTINUED)

          NOLs expire approximately as follows:

          Year     Federal    New Jersey     Georgia
          ----   ----------   ----------   ----------
          2006   $       --    $ 42,000    $       --
          2007           --     516,000            --
          2008           --     213,000            --
          2011      185,000          --            --
          2019       43,000          --            --
          2020      389,000          --        89,000
          2021      218,000          --       129,000
          2022      187,000          --       207,000
          2023      157,000          --       175,000
          2024      321,000          --       340,000
          2025      117,000          --       168,000
                 ----------    --------    ----------
                 $1,617,000    $771,000    $1,108,000
                 ==========    ========    ==========

NOTE 4 - RELATED PARTY TRANSACTIONS

          On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper's time for $900 a month from R. D. Garwood, Inc. ("Garwood"). The
          Company's president/treasurer/secretary is the chief financial officer of Garwood. The Company's expense for these shared facilities and bookkeeping services was $10,800 for each of the years ended August
          31, 2005 and 2004.

NOTE 5 - STOCK OPTIONS

          On July 29, 2004 the Board of Directors by unanimous consent passed the following resolutions:

               o    The Board extended the expiration date of an aggregate of
                    90,000 previously issued officers' stock options from 5 to
                    10 years. There was no recognized expense because all of
                    these options were issued to employees.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

NOTE 5 - STOCK OPTIONS (CONTINUED)

               o    The Board awarded to each of its three members, for serving on the Board, options to purchase 20,000 shares each of the
                    Company's common stock, exercisable immediately or for any time during the ten (10) year period commencing on the grant date of July 29, 2004 at exercise price of $0.68. There was no recognized expense because all of these options were
                    issued to employees.

               o    The Board awarded options to purchase the Company's common stock, exercisable immediately or for any time during the
                    ten (10) year period commencing on the grant date of July
                    29, 2004 at exercise price of $0.68 of 75,000 shares to the
                    Company's president/treasurer and 25,000 shares to the
                    Company's chairman. There was no recognized expense because all of these options were issued to employees.

               o    The Board extended the expiration date on 200,251options
                    that were issued in March 2000 to an underwriter for an
                    additional five years to March 2010. Accordingly, the
                    Company incurred an expense of $58,073 in fiscal 2004 for
                    extending these options. The assumptions used in re-pricing these options were 5-6 years expected life, 3.8% interest
                    rate, volatility 49% and a 0% dividend yield.

          In August 2005, the Board of Directors awarded to each of its three
          Directors, for serving on the Board, options to purchase 10,000 shares each of the Company's common stock, exercisable immediately or for any time during the ten (10) year period commencing on the grant date of
          August 26, 2005 at exercise price of $0.60. There was no recognized expense because all of these options were issued to employees.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

NOTE 5 - STOCK OPTIONS (CONTINUED)

          A summary of the Company's stock option activity is as follows:

                                                   Fiscal Year Ended
                                        ---------------------------------------
                                          August 31, 2005      August 31, 2004
                                        ------------------   ------------------
                                                  Weighted             Weighted
                                         Number    Average    Number    Average
                                           of     Exercise      of     Exercise
                                         Shares     Price     Shares     Price
                                        -------   --------   -------   --------
          Outstanding at Beginning of
             Year                       695,251     $1.17    535,251     $1.31
          Options Granted                30,000      0.60    160,000      0.68
                                        -------     -----    -------     -----
          Outstanding at End of Year    725,251     $1.14    695,251     $1.17
                                        =======     =====    =======     =====

          The following additional information relates to options outstanding as of August 31, 2005:
                           Number of
            Exercise         Options         Weighted      Weighted Average
              Price     Outstanding and       Average          Remaining
              Range        Exercisable    Exercise Price     Life (Years)
          ------------  ---------------   --------------   ----------------
          $0.50 - 0.68     380,000          $0.63             7.8
              1.30          65,000           1.30             5.3
              1.50         200,251           1.50             4.6
          $2.56 - 2.63      80,000           2.58             4.0
                           -------
                           725,251          $1.14             6.3
                           =======

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2005 AND 2004 (CONTINUED)

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

          The Merger Agreement provided that any party could terminate the
          Merger Agreement if the Merger had not been consummated on or prior to
          April 19, 2004. In March 2004, the parties to the Merger Agreement executed Amendment No. 1 thereto for the sole purpose of extending the date to June 19, 2004 on which date any party could terminate the
          Merger Agreement if the Merger had not then been consummated. In July
          2004, the Company elected to terminate the Agreement under the foregoing provision.

          Although the Company did not consummate the Merger, it did incur significant costs related to reviewing the aspects of the business of
          DPE and negotiating the transactions, including legal and banking fees. The Company expensed these costs of $148,857 in the fourth quarter of last fiscal year ended August 31, 2004, which are included in general and administrative expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE

          Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

          An evaluation of the effectiveness of our disclosure controls and procedures was made as of August 31, 2005 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to August 31, 2005.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Our current directors and officers are as set forth in the table below.

Name                Age   Position
----                ---   --------
Robert H. Donehew   53    President, Treasurer, Secretary and Director*
Anthony Charos      41    Director*

----------
*    Member of audit committee

          ROBERT H. DONEHEW has served as director, president and treasurer since November 2000 and as director, vice president and treasurer from February
2000 until October 31, 2000. He has served as our secretary since December 2005.
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

          ANTHONY CHAROS has served as a director since March 2000. Since June
2000, Mr. Charos has served as a director of Intercom Systems, Inc. From January
2001 until October 2001, Mr. Charos was an account executive with C.E. Unterberg
Towbin, an investment banking firm. From 1993 through December 2000, Mr. Charos was an account executive with M.H. Meyerson & Co., Inc. and a member of its investment banking team. From October 2001 until August 2005, Mr. Charos was a sales representative and referral agent with Weichert Realty. Currently, Mr.
Charos is a sales representative with Karla Cino, Realtors.

          Resignation of Director and Executive Officer

          John F. McCarthy, III, resigned as our Chairman of the Board, director and Secretary on December 9, 2005 to devote necessary time to his other business and personal interests.

          Audit Committee

          Our entire board serves as our audit committee. We do not currently have a "financial expert," as such term is defined under the securities law, on the committee, but we are in the process of seeking an additional director who will also serve as the financial expert. Previously, the board of directors did not believe it was necessary to have a financial expert on the Committee given our lack of commercial operations and limited financial activities.

          Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a)
forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2005, all of our officers, directors and ten-percent stockholders complied with the Section
16(a) reporting requirements.

          Code of Ethics

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and our directors and meets the requirements of the SEC. A copy of our Code of
Ethics was previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended 2004. We intend to disclose any amendments to any waivers from a provision of our Code of Ethics on a Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth the compensation for the three years ended August 31, 2005 for our chairman of the board and our president (and principal accounting officer). No executive officer's compensation exceeded
$100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2005.

                           SUMMARY COMPENSATION TABLE

                                             Annual             Long-Term
                                         Compensation(1)      Compensation
                                     ----------------------   ------------    All Other
Name and Principal Position   Year   Salary ($)   Bonus ($)    Options (#)   Compensation
---------------------------   ----   ----------   ---------   ------------   ------------

John F. McCarthy, III(2)      2005          0         0           10,000           0
   Chairman and Secretary     2004          0         0           45,000           0
                              2003     12,500         0           10,000           0
Robert H. Donehew             2005     30,000         0           10,000           0
   President and Principal    2004     30,000         0           95,000           0
   Accounting Officer         2003     30,000         0           10,000           0

(1)  The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation).

(2)  Mr. McCarthy resigned as our Chairman of the Board, a director and
     Secretary in December 2005.

          Option Grants

The following table represents the stock options granted in the fiscal year ended August 31, 2005 to such executive officers.

                     OPTION GRANTED IN THE LAST FISCAL YEAR

                              Number of
                             Securities       Percent of Total
                             Underlying      Options Granted to   Exercise Price
                           Options Granted      Employees in        of Options
   Name of Executive             (#)           Fiscal Year (%)          ($)        Expiration Date
   -----------------       ---------------   ------------------   --------------   ---------------

John F. McCarthy, III(1)        10,000               33%               $0.60           8/25/15
Robert H. Donehew               10,000               33%               $0.60           8/25/15

(1)  Mr. McCarthy resigned as our Chairman of the Board, a director and
     Secretary in December 2005.

          The following table sets forth the fiscal year end option values of outstanding options at August 31, 2005 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary
Compensation table above.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                           Number of Securities Underlying   Dollar Value of Unexercised
                               Unexercised Options at          in-the-money Options at
                                   August 31, 2005               August 31, 2005(1)
                           -------------------------------   ---------------------------
                             Exercisable   Unexercisable     Exercisable   Unexercisable
          Name                   (#)            (#)              ($)            ($)
          ----               -----------   -------------     -----------   -------------

John F. McCarthy, III(2)       145,000           0             $14,200           0
Robert H. Donehew              220,000           0             $18,200           0

(1)  These values are based on the difference between the closing sale price of our common stock on August 31, 2005 (the last trading day of the fiscal year) of $.76 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

(2)  Mr. McCarthy resigned as our Chairman of the Board, a director and
     Secretary in December 2005.

          Employment Arrangements

          We do not have an employment agreement with Robert H. Donehew, our principal executive officer. In December 2000, we paid Mr. Donehew $20,625 by issuing him 15,000 shares of our common stock as compensation for his services as our vice president and treasurer through August 2000. On September 1, 2000, we commenced paying Mr. Donehew $2,500 per month for his services as an executive officer.

          In fiscal year 2004, we issued Mr. Donehew and Mr. McCarthy ten-year options to purchase 75,000 shares and 25,000 shares, respectively, to compensate them for additional services rendered to the Company and to incentive them for future efforts. All of these options are exercisable at an exercise price of
$0.68 per share and vested immediately.

          Compensation Arrangements for Directors

          Our directors do not currently receive any cash compensation for their services. In August 2005, we granted each of our directors ten-year options to purchase 10,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.60 per share and vested immediately.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The table and accompanying footnotes set forth certain information as of December 1, 2005, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;

          o    each of our directors;

          o    each of our named executive officers; and

          o    all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of
December 1, 2005 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

                                                 Amount and Nature of
Name and Address                       ---------------------------------------
of Beneficial Owner                    Beneficial Ownership   Percent of Class
-------------------                    --------------------   ----------------
Robert H. Donehew                           355,000(1)              9.7%
   Donehew Fund Limited Partnership
   111 Village Parkway, Building #2
   Marietta, Georgia 30067

Ronald I. Heller                            374,502(2)             10.7%
   74 Farview Road
   Tenafly, New Jersey 07670

David S. Nagelberg                          429,228(3)             12.5%
   7012 Rancho La Cima Drive
   Rancho Santa Fe, California 92067

Paul O. Koether                             484,690(4)             14.1%
   211 Pennbrook Road
   Far Hills, New Jersey 07931

Shamrock Associates                         409,470(5)             11.9%
   211 Pennbrook Road
   Far Hills, New Jersey 07931

John W. Galuchie, Jr.                       212,166(6)              6.2%
   376 Main Street
   Bedminster, New Jersey 07921

Asset Value Holdings, Inc.                  200,000                 5.8%

                                                 Amount and Nature of
Name and Address                       ---------------------------------------
of Beneficial Owner                    Beneficial Ownership   Percent of Class
-------------------                    --------------------   ----------------
   211 Pennbrook Road
   Far Hills, New Jersey 07931

Galt Asset Management                       200,000                 5.8%
   c/o Brian Vitale
   125 West Shore Road
   Huntington, New York 11743

Anthony Charos                              120,000(7)              3.4%
   275 Engle Street, BA2
   Englewood, New Jersey 07631

John F. McCarthy, III                       145,000(8)              4.0%
   2401 Pennsylvania Avenue, N.W.
   Washington, D.C. 20037

All directors and executive officers        620,000(9)             15.8%
as a group (three persons)

(1)  Includes 100,000 shares of common stock owned by Donehew Fund Limited
     Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew
     Capital LLC. Also includes 220,000 shares of common stock issuable upon exercise of exercisable options.

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

(7)  Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 100,000 shares of common stock issuable upon exercise of exercisable options.

(8)  Includes 145,000 shares of common stock issuable upon exercise of exercisable options.

(9)  Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew and Anthony Charos. Also includes the shares of common stock deemed to be included in the beneficial holdings of John F. McCarthy, III, our former chairman of the board, director and secretary who resigned those positions in December 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          R.D. Garwood, Inc. provides us with the use of office space, fixtures, furniture and equipment, as well as our administrative assistant, at a cost of
$900 per month. Robert H. Donehew, our president, treasurer, secretary and director, is also chief financial officer of R.D. Garwood, Inc.

          During its course of existence, we engaged in certain other transactions with related parties, as describe in Note 4 to the Financial
Statements contained in this Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits Filed.

               See Exhibit Index appearing later in this Report.

          (b)  Reports on Form 8-K.

               Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  2005      2004
                -------   -------
Audit Fees(1)   $24,745   $18,316
Tax Fees              0     3,000
                -------   -------
   Total        $24,745   $21,316
                =======   =======

----------
(1)  Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2005, and August 31, 2004 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2005                GOLF ROUNDS.COM, INC.
                                       (Registrant)

                                       By:
                                           ------------------------------------
                                       Name: Robert H. Donehew
                                       Title: President, Treasurer and Secretary

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

                            President, Treasurer, Secretary   December 9, 2005
-------------------------   and Director (Principal
Robert H. Donehew           Executive and Principal
                            Accounting and Financial
                            Officer)

                            Director                          December 9, 2005
-------------------------
Anthony Charos

                                  EXHIBIT INDEX

                                                      Incorporated
                                                      By Reference
Exhibit                                                   from         No. in
 Number   Description                                   Document      Document
-------   -----------                                --------------   --------
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

10.4      Form of option agreement for options              C            10.2
          issued as of March 13, 2000

10.5      Form of subscription agreement for                C            10.3
          private offering.

10.6      Form of agency agreement for private              C            10.4
          offering

                                                      Incorporated
                                                      By Reference
Exhibit                                                   from         No. in
 Number   Description                                   Document      Document
-------   -----------                                --------------   --------
10.7      From of placement agent's purchase                C            10.5
          option for private offering

10.8      Form of registration rights agreement             C            10.6
          between the Company and certain security
          holders.

10.9      Form of Stock Option Agreement, dated             D            10.9
          December 28, 2000 between the Company
          and each of John F. McCarthy, III and
          Robert H. Donehew

10.9.2    Schedule of Stock Option Agreements in            F          10.9.2
          the form of Exhibit 10.9, including
          material detail in which such documents
          differ from Exhibit 10.9

10.9.3    Schedule of Stock Option Agreements in            G          10.9.3
          the form of Exhibit 10.9, including
          material detail in which such documents
          differ from Exhibit 10.9

10.10     Form of Escrow Agreement                          E            10.1

10.11     Finders Fee Agreement                             E            10.2

10.12     Form of Employment Agreement between the          E            10.3
          Company and Edward Gendelman

10.13     Form of Employment Agreement between the          E            10.4
          Company and George Faris

10.15     Form of Stock Option Agreement between     Filed herewith
          Company and each of John F. McCarthy,
          III, Robert H. Donehew and Anthony
          Charos

10.16     Code of Ethics                                    H           10.16

31.1      Section 302 Certification                  Filed herewith

31.2      Section 302 Certification                  Filed herewith

                                                      Incorporated
                                                      By Reference
Exhibit                                                   from         No. in
 Number   Description                                   Document      Document
-------   -----------                                --------------   --------
32.1      Section 906 Certification                  Filed herewith

99.1      Risk Factors                                      H            99.1

----------
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

H.   Company's Annual Report on Form 10-KSB for the year ended August 31, 2004.

