Form 10QSB
period 2005-11-30
GOLF ROUNDS COM INC
filed 2006-01-17
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended:   November 30, 2005
                                        ------------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from           to            .
                                        ---------    --------

                         Commission file number 0-10093
                                                -------

                              GOLF ROUNDS.COM, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                59-1224913
      -------------------------------------        ------------------------
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

       State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 16, 2006, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                      ---    ---

                                TABLE OF CONTENTS

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet as of November 30, 2005 (unaudited)........................F-1

                 Condensed Consolidated Statements of Operations for the
                  Three Months Ended November 30, 2005 and 2004 (unaudited).....................................F-2

                Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended November 30, 2005 and 2004 (unaudited).....................................F-3

                Notes to Condensed Consolidated Financial Statements as of

                                         1

ITEM 1.  FINANCIAL STATEMENTS

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                              NOVEMBER 30, 2005
                                                                                         -----------------------------

                                                       ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                              $   2,283,668
     Prepaid expenses                                                                              25,000
                                                                                         -----------------------------

         TOTAL CURRENT ASSETS                                                                   2,308,668
                                                                                         -----------------------------

TOTAL ASSETS                                                                                $   2,308,668
                                                                                         =============================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                                   $       22,222
                                                                                         -----------------------------

         TOTAL CURRENT LIABILITIES                                                                  22,222
                                                                                         -----------------------------

STOCKHOLDERS' EQUITY:

    Common Stock, $.01 par value, 12,000,000 shares authorized,
      3,447,377 issued and outstanding                                                              34,473
    Additional capital in excess of par value                                                    4,831,939
    Accumulated deficit                                                                         (2,579,966)
                                                                                         -----------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                                   2,286,446
                                                                                         -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 2,308,668
                                                                                         =============================

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 F-1

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      NOVEMBER 30,
                                                                   ---------------------------------------------------

                                                                            2005                        2004
                                                                   -----------------------      ----------------------
EXPENSES:
    General, administrative and other                              $        44,412               $     36,569
                                                                   -----------------------      ----------------------

         TOTAL EXPENSES                                                     44,412                     36,569
                                                                   -----------------------      ----------------------

LOSS FROM OPERATIONS                                                       (44,412)                   (36,569)
                                                                   -----------------------      ----------------------

OTHER  INCOME:
    Interest and dividends                                                  20,509                      8,436
                                                                   -----------------------      ----------------------

         TOTAL OTHER  INCOME                                                20,509                      8,436
                                                                   -----------------------      ----------------------

NET LOSS                                                           $       (23,903)               $   (28,133)
                                                                   =======================      ======================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                      $         (0.01)               $     (0.01)
                                                                   =======================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
    BASIC AND DILUTED                                                    3,447,377                  3,447,377
                                                                   =======================      ======================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 F-2

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      NOVEMBER 30,
                                                                       -----------------------------------------------
                                                                               2005                     2004
                                                                       ---------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $       (23,903)          $         (28,133)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:

      Changes in operating assets and liabilities:

         Decrease in prepaid expenses                                           12,000                      12,500

         Increase in accounts payable and accrued expenses                      20,083                       4,656

                                                                       ---------------------    ----------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              8,180                     (10,977)
                                                                       ---------------------    ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             8,180                     (10,977)

CASH AND CASH EQUIVALENTS - beginning                                  $     2,275,488           $       2,394,843
                                                                       ---------------------    ----------------------

CASH AND CASH EQUIVALENTS - ending                                     $     2,283,668           $       2,383,866
                                                                       =====================    ======================

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  F-3

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        AS OF NOVEMBER 30, 2005 AND 2004

NOTE 1 - BASIS OF PRESENTATION

         (A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated balance sheet of Golf
Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp.
(collectively, the "Company"), as of November 30, 2005 and the unaudited condensed consolidated statements of operations and cash flows for the three-month periods ended November 30, 2005 and 2004 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August
31, 2005, as filed with the Securities and Exchange Commission on December 12,
2005.

         The results of operations for the three-month periods ended November
30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

         (B)      PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of
Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp.
(formed on September 2, 2003).

         (C)      LOSS PER SHARE

         Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the three-month periods ended November
30, 2005 and 2004 are contingently issuable shares of 725,251 and 695,251, respectively, which, if included, would have an anti-dilutive effect.

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

                                  F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         When used in this Report, words or phrases such as "will likely result," "management expects," "we expect," "will continue," "is anticipated,"
"estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of our
Annual Report on Form 10-KSB for the year ended August 31, 2005.

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
("DPE"), which was not consummated. The Company continues to maintain the subsidiary for use in any other potential future acquisition. This subsidiary is currently inactive and has no operations.

OUR BUSINESS PLAN

         We intend to use our available working capital ($ 2,286,446 as of
November 30, 2005), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

         Three months ended November 30, 2005 compared to three months ended
November 30, 2004

         For the three months ended November 30, 2005, other income (interest)
was $20,509 as compared to $8,436 for the three months ended November 30, 2004.
The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

          General, administrative and other expenses were $ 44,412 for the three months ended November 30, 2005, as compared to $36,569 for the three months ended November 30, 2004. The increase in expenses over last year's expenses was due to higher audit and accounting fee expenses of $9,764 and legal expenses of
$2,100 offset by reduced expenses of merger costs expenses of $3,385, directors and officer's liability insurance expenses of $500 and $136 of other expenses.

         General, administrative and other expenses for the three months ended
November 30, 2005 consisted of audit and accounting fee expenses of $13,373, directors' and officers' liability insurance expenses of $12,000, payroll expenses of $8,074, legal expenses of $6,141, office sharing expenses of $2,700, stockholder service expenses of $1,500, taxes and license expenses of $568 and
$56 of bank charge expense.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At November 30, 2005, cash and cash equivalents were $2,283,668, which includes $2,212,229 that is invested in U.S. Treasury Securities that matures in
January 2006 yielding 3.92% and $71,439 invested in a money market and checking accounts with an effective yield of 3.0%. At November 30, 2005, working capital was $2,286,446.

         Cash flows provided by operating activities for the three months ended
November 30, 2005 of $8,180 relates to increases in accounts payable and accrued expenses and decreases in prepaid expenses, offset by the net loss.

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

         Contractual obligations

         The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-KSB for the year ended August 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of November 30, 2005 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed.

                  Exhibit 31.1      Section 302 Certification of President
                  Exhibit 32.1      Section 906 Certification

         (b) Reports on Form 8-K.

                  None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLF ROUNDS.COM, INC.

Dated: January 16, 2006       By:       /s/ Robert H. Donehew
                                     ------------------------------------------
                                     Robert H. Donehew
                                     President (Principal Executive Officer)
                                     and Treasurer (Principal Financial Officer)