Form 10QSB
period 2006-02-28
GOLF ROUNDS COM INC
filed 2006-04-11
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended:   February 28, 2006
                                       ------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from          to         .
                                     --------    --------

                         Commission file number 0-10093
                                                -------

                              GOLF ROUNDS.COM, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   59-1224913
---------------------------------------        ---------------------------------
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
      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 11, 2006, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                     ---    ---

                                TABLE OF CONTENTS

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet as of February 28, 2006 (unaudited)............F-1

                Condensed Consolidated Statements of Operations for the
                  Three Months Ended February 28, 2006 and 2005 (unaudited).........................F-2

                Condensed Consolidated Statements of Operations for the
                  Six Months Ended February 28, 2006 and 2005 (unaudited)...........................F-3

                Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended February 28, 2006 and 2005 (unaudited)...........................F-4

                Notes to Condensed Consolidated Financial Statements as of

ITEM 1.  FINANCIAL STATEMENTS

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                             FEBRUARY 28, 2006
                                                           ---------------------
                           ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                             $       2,261,342
     Prepaid expenses                                                 13,000
                                                           ---------------------

         TOTAL CURRENT ASSETS                                      2,274,342
                                                           ---------------------

TOTAL ASSETS                                               $       2,274,342
                                                           =====================

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                  $             550
                                                           ---------------------

         TOTAL CURRENT LIABILITIES                                       550
                                                           ---------------------

STOCKHOLDERS' EQUITY:

    Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,447,377 issued and outstanding                    34,473
    Additional capital in excess of par value                      4,831,939
    Accumulated deficit                                           (2,592,620)
                                                           ---------------------

    TOTAL STOCKHOLDERS' EQUITY                                     2,273,792
                                                           ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       2,274,342
                                                           =====================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                     FEBRUARY 28,
                                                                   --------------------------------------------------
                                                                           2006                        2005
                                                                   ----------------------      ----------------------

EXPENSES:
    General, administrative and other                                $       34,379               $     56,411
                                                                   ----------------------      ----------------------

         TOTAL EXPENSES                                                      34,379                     56,411
                                                                   ----------------------      ----------------------

LOSS FROM OPERATIONS                                                        (34,379)                   (56,411)
                                                                   ----------------------      ----------------------

OTHER  INCOME:
    Interest                                                                 21,726                     11,286
                                                                   ----------------------      ----------------------

         TOTAL OTHER  INCOME                                                 21,726                     11,286
                                                                   ----------------------      ----------------------

NET LOSS                                                             $      (12,653)              $    (45,125)
                                                                   ======================      ======================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $         0.00               $      (0.01)
                                                                   ======================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND
    DILUTED                                                               3,447,377                  3,447,377
                                                                   ======================      ======================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                     FEBRUARY 28,
                                                                   --------------------------------------------------
                                                                           2006                        2005
                                                                   ----------------------      ----------------------

EXPENSES:
    General, administrative and other                                $      78,792               $     92,981
                                                                   ----------------------      ----------------------

         TOTAL EXPENSES                                                     78,792                     92,981
                                                                   ----------------------      ----------------------

LOSS FROM OPERATIONS                                                       (78,792)                   (92,981)
                                                                   ----------------------      ----------------------

OTHER  INCOME:
    Interest                                                                42,235                     19,722
                                                                   ----------------------      ----------------------

         TOTAL OTHER INCOME                                                 42,235                     19,722
                                                                   ----------------------      ----------------------

NET LOSS                                                             $     (36,557)              $    (73,259)
                                                                   ======================      ======================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $       (0.01)              $      (0.02)
                                                                   ======================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND
    DILUTED                                                              3,447,377                  3,447,377
                                                                   ======================      ======================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED FEBRUARY 28,
                                                                      -----------------------------------------------
                                                                              2006                     2005
                                                                      ---------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $    (36,557)            $     (73,259)
   Adjustments to reconcile net loss to net cash used in operating activities:

      Changes in operating assets and liabilities:
         Decrease in prepaid expenses                                         24,000                    25,000

         Decrease in accounts payable and accrued expenses                    (1,589)                   (2,060)

                                                                      ---------------------    ----------------------

NET CASH USED IN OPERATING ACTIVITIES                                        (14,146)                  (50,319)
                                                                      ---------------------    ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (14,146)                  (50,319)

CASH AND CASH EQUIVALENTS - beginning                                   $  2,275,488              $  2,394,843
                                                                      ---------------------    ----------------------

CASH AND CASH EQUIVALENTS - ending                                      $  2,261,342              $  2,344,524
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
                             AS OF FEBRUARY 28, 2006

NOTE 1 - BASIS OF PRESENTATION

         (A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated balance sheet of Golf
Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp.
(collectively, the "Company"), as of February 28, 2006, and the unaudited condensed consolidated statements of operations for the three- and six-month periods ended February 28, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended February 28, 2006 and
2005 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the
year ended August 31, 2005, as filed with the Securities and Exchange Commission on December 12, 2005.

         The results of operations for the three- and six-month periods ended
February 28, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

         (B)      PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of
Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp.
(formed on September 2, 2003).

         (C)      LOSS PER SHARE

         Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the three- and six-month periods ended
February 28, 2006 and 2005 are contingently issuable shares of 725,251 and
695,251, respectively, which, if included, would have an anti-dilutive effect.

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

         E)       STOCK-BASED COMPENSATION

         The Company has adopted SFAS No. 123(R) "Share-Based Payment" which revises the accounting for stock-based compensation under SFAS No. 123 and

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       AS OF FEBRUARY 28, 2006 (CONTINUED)

APB No. 25, "Accounting for Stock Issued to Employees" during the quarter ended
February 28, 2006. All options granted by the Company to date were issued prior to August 31, 2005 (its last fiscal year end) and are non-plan, non-incentive and vested immediately upon grant. Therefore, the Company has not recognized any expense for the period ended February 28, 2006 from the adoption of SFAS No.
123(R).

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

OUR BUSINESS PLAN

         We intend to use our available working capital ($2,273,792 as of
February 28, 2006), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

         Three months ended February 28, 2006 compared to three months ended
February 28, 2005

         For the three months ended February 28, 2006, other income (interest)
was $ 21,726 as compared to $11,286 for the three months ended February 28,
2005. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

          General, administrative and other expenses were $34,379 for the three months ended February 28, 2006, as compared to $56,411 for the three months ended February 28, 2005. The decrease in expenses over last year's expenses was due to reductions in legal expenses of $9,011, due diligence expenses of $6,572, audit and accounting fee expenses of $6,033 and directors and officer's liability insurance expenses of $500, offset by a small increase in expenses of
$84 of other expenses.

         General, administrative and other expenses for the three months ended
February 28, 2006 consisted of directors' and officers' liability insurance expenses of $12,000, payroll expenses of $8,130, audit and accounting fee expenses of $7,538, office sharing expenses of $2,700, legal expenses of $1,672, stockholder service expenses of $1,500, taxes and license expenses of $659 and
$180 of other expenses.

         Six months ended February 28, 2006 compared to six months ended
February 28, 2005

         For the six months ended February 28, 2006, other income (interest) was
$42,235 as compared to $19,722 for the six months ended February 28, 2005. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

          General, administrative and other expenses were $78,792 for the six months ended February 28, 2006, as compared to $92,981 for the six months ended
February 28, 2005. The decrease in expenses over last year's expenses was due to reductions in due diligence expenses of $9,956, legal expenses of $6,912, directors and officer's liability insurance expenses of $1,000 and stockholder service expenses of $120 offset by increases in audit and accounting fee expenses of $3,732 and $67 of other expenses.

         General, administrative and other expenses for the six months ended
February 28, 2006 consisted of directors' and officers' liability insurance expenses of $24,000, audit and accounting fee expenses of $20,911, payroll expenses of $16,204, legal expenses of $7,813, office sharing expenses of
$5,400, stockholder service expenses of $3,000, taxes and license expenses of
$1,228 and $236 of other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At February 28, 2006, cash and cash equivalents were $2,261,342, which includes $2,234,362 that is invested in U.S. Treasury Securities that matures in
April 2006 yielding 4.37% and $26,980 invested in a money market and checking accounts with an effective yield of 3.5%. At February 28, 2006, working capital was $2,273,792.

         Cash flows used in operating activities for the six months ended
February 28, 2006 of $14,146 primarily relate to general and administrative expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of February 28, 2006 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                  GOLF ROUNDS.COM, INC.

Dated: April 11, 2006             By:      /s/ Robert H. Donehew
                                     --------------------------------
                                     Robert H. Donehew
                                     President (Principal Executive Officer)
                                     and Treasurer (Principal Financial Officer)