Form 10QSB
period 2006-05-31
GOLF ROUNDS COM INC
filed 2006-07-14
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: May 31, 2006
                                     ------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.

                         Commission file number 0-10093
                                                -------

                              GOLF ROUNDS.COM, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     59-1224913
-----------------------------------            ---------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

            111 Village Parkway, Building #2, Marietta, Georgia 30067
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  770-951-0984
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
 -------------------------------------------------------------------------------
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

                                  Yes [X]    No [ ]

            State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 14, 2006, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet as of May 31, 2006 (unaudited)..F-1

        Condensed Consolidated Statements of Operations for the
          Three Months Ended May 31, 2006 and 2005 (unaudited)...............F-2

        Condensed Consolidated Statements of Operations for the
          Nine Months Ended May 31, 2006 and 2005 (unaudited)............... F-3

        Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended May 31, 2006 and 2005 (unaudited)................F-4

        Notes to Condensed Consolidated Financial Statements as of

ITEM 1. FINANCIAL STATEMENTS

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  MAY 31, 2006
                                                                  -------------
                                     ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                                   $   2,215,528
      Prepaid expenses                                                   48,138
                                                                  -------------

            TOTAL CURRENT ASSETS                                      2,263,666
                                                                  -------------

TOTAL ASSETS                                                      $   2,263,666
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                        $         812
                                                                  -------------

            TOTAL CURRENT LIABILITIES                                       812
                                                                  -------------

STOCKHOLDERS' EQUITY:

     Common Stock, $.01 par value, 12,000,000 shares
        authorized, 3,447,377 issued and outstanding                     34,473
     Additional capital in excess of par value                        4,831,939
     Accumulated deficit                                             (2,603,558)
                                                                  -------------

     TOTAL STOCKHOLDERS' EQUITY                                       2,262,854
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   2,263,666
                                                                  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                          MAY 31,
                                               -----------------------------
                                                   2006              2005
                                               -----------       -----------
EXPENSES:

     General, administrative and other         $    36,526       $    33,048
                                               -----------       -----------

            TOTAL EXPENSES                          36,526            33,048
                                               -----------       -----------

LOSS FROM OPERATIONS                               (36,526)          (33,048)
                                               -----------       -----------

OTHER INCOME:

     Interest                                       25,588            15,221
                                               -----------       -----------

            TOTAL OTHER INCOME                      25,588            15,221
                                               -----------       -----------

NET LOSS                                       $   (10,938)      $   (17,827)
                                               ===========       ===========

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                     $      0.00       $     (0.01)
                                               ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED        3,447,377         3,447,377
                                               ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE NINE MONTHS ENDED
                                                           MAY 31,
                                               ------------------------------
                                                   2006             2005
                                               -----------       -----------

EXPENSES:

     General, administrative and other         $   115,318       $   126,029
                                               -----------       -----------

            TOTAL EXPENSES                         115,318           126,029
                                               -----------       -----------

LOSS FROM OPERATIONS                              (115,318)         (126,029)
                                               -----------       -----------

OTHER INCOME:

     Interest                                       67,824            34,943
                                               -----------       -----------

            TOTAL OTHER INCOME                      67,824            34,943
                                               -----------       -----------

NET LOSS                                       $   (47,494)      $   (91,086)
                                               ===========       ===========

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                     $     (0.01)      $     (0.03)
                                               ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC AND DILUTED        3,447,377         3,447,377
                                               ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED MAY 31,
                                                                ---------------------------------
                                                                    2006                  2005
                                                                -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                      $   (47,494)         $   (91,086)
   Adjustments to reconcile net loss to net cash used in
     operating activities:

     Changes in operating assets and liabilities:

         Increase in prepaid expenses                                (11,138)             (10,667)

         Decrease in accounts payable and accrued expenses            (1,328)             (14,973)
                                                                 -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                (59,960)            (116,726)
                                                                 -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (59,960)            (116,726)

CASH AND CASH EQUIVALENTS - beginning                              2,275,488            2,394,843
                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS - ending                               $ 2,215,528          $ 2,278,117
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
                               AS OF MAY 31, 2006

NOTE 1 - BASIS OF PRESENTATION

         (A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated balance sheet of Golf
Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp.
(collectively, the "Company"), as of May 31, 2006, and the unaudited condensed consolidated statements of operations for the three- and nine-month periods ended May 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2006 and 2005 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August
31, 2005, as filed with the Securities and Exchange Commission on December 12,
2005.

         The results of operations for the three- and nine-month periods ended
May 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

         (B)      PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of
Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp.
(formed on September 2, 2003).

         (C)      LOSS PER SHARE

         Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the three- and nine-month periods ended
May 31, 2006 and 2005 are contingently issuable shares of 725,251 and 695,251, respectively, which, if included, would have an anti-dilutive effect.

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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         AS OF MAY 31, 2006 (CONTINUED)

         (E)      STOCK-BASED COMPENSATION

         The Company has adopted SFAS No. 123(R) "Share-Based Payment" which revises the accounting for stock-based compensation under SFAS No. 123 and APB
No. 25, "Accounting for Stock Issued to Employees" during the quarter ended May
31, 2006. All options granted by the Company to date were issued prior to August
31, 2005 (its last fiscal year end) and are non-plan, non-incentive and vested immediately upon grant. Therefore, the Company has not recognized any expense for the period ended May 31, 2006 from the adoption of SFAS No. 123(R).

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

OUR BUSINESS PLAN

         We intend to use our available working capital ($2,262,854 as of May
31, 2006), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

         Three months ended May 31, 2006 compared to three months ended May 31,
2005

         For the three months ended May 31, 2006, other income (interest) was
$25,588 as compared to $15,221 for the three months ended May 31, 2005. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

         General, administrative and other expenses were $36,526 for the three months ended May 31, 2006, as compared to $33,048 for the three months ended May
31, 2005. The increase in expenses over last year's expenses was due to increased legal expenses of $3,401, audit and accounting fee expenses of $1,377 and payroll expenses of $56 offset by decreased due diligence expenses of $777, directors and officer's liability insurance expenses of $411 and $168 of other expenses.

         General, administrative and other expenses for the three months ended
May 31, 2006 consisted of directors' and officers' liability insurance expenses of $11,922, payroll expenses of $8,132, audit and accounting fee expenses of
$5,577, legal expenses of $4,883, office sharing expenses of $2,700, taxes and license expenses of $1,569, stockholder service expenses of $1,500, and $243 of other expenses.

         Nine months ended May 31, 2006 compared to nine months ended May 31,
2005

         For the nine months ended May 31, 2006, other income (interest) was
$67,824 as compared to $34,943 for the nine months ended May 31, 2005. The increase in interest income was due to the higher

rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

         General, administrative and other expenses were $115,318 for the nine months ended May 31, 2006, as compared to $126,029 for the nine months ended May
31, 2005. The decrease in expenses over last year's expenses was due to reductions in due diligence expenses of $10,733, legal expenses of $3,511, directors and officer's liability insurance expenses of $1,411, other expenses of $132, stockholder service expenses of $120 and taxes and license expenses of
$25 offset by increases in audit and accounting fee expenses of $5,109 and payroll expenses of $112.

         General, administrative and other expenses for the nine months ended
May 31, 2006 consisted of directors' and officers' liability insurance expenses of $35,922, audit and accounting fee expenses of $26,489, payroll expenses of
$24,335, legal expenses of $12,696, office sharing expenses of $8,100, stockholder service expenses of $4,500, taxes and license expenses of $2,796 and
$480 of other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At May 31, 2006, cash and cash equivalents were $2,215,528, which includes $2,174,364 that is invested in U.S. Treasury Securities that matures in
July 2006 yielding 4.76% and $41,164 invested in a money market and checking accounts with an effective yield of 4.0%. At May 31, 2006, working capital was
$2,262,854.

         Cash flows used in operating activities for the nine months ended May
31, 2006 of $59,960 primarily relate to general and administrative expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of May 31, 2006 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                GOLF ROUNDS.COM, INC.

Dated: July 14, 2006            By: /s/ Robert H. Donehew
                                    --------------------------------------------
                                    Robert H. Donehew
                                    President (Principal Executive Officer)
                                    and Treasurer (Principal Financial Officer)