Form 10KSB
period 2006-08-31
GOLF ROUNDS COM INC
filed 2006-12-05
CIK 319016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934:
      For the fiscal year ended August 31, 2006

                                       or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934:
      For the transition period from ____________ to ____________

                                -----------------

                         Commission File Number 0-10093
                                                -------

                                -----------------

                              GOLF ROUNDS.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                -----------------

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
                                                            --------------

                                -----------------

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
                     ---------------------------------------

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

The Registrant had no revenues during the fiscal year ended August 31, 2006.

At November 28, 2006, the aggregate market value of the common stock held by non-affiliates of the issuer was $1,359,547.

At November 28, 2006, the issuer had 3,447,377 shares of common stock, par value
$.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Documents incorporated by reference: None

                              GOLF ROUNDS.COM, INC.

       ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS ........................................................    8
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................    9
ITEM 7.    FINANCIAL STATEMENTS ...........................................   12
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

OUR BUSINESS PLAN

      Generally

      We intend to use our available working capital (currently $2,251,694), capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

                                      HIGH     LOW
                    PERIOD            ($)      ($)
            ----------------------   ------   ------
            Fiscal 2007
                    First Quarter*   [0.84]   [0.75]

            Fiscal 2006
                    First Quarter     0.77     0.75
                    Second Quarter    0.90     0.65
                    Third Quarter     0.75     0.71
                    Fourth Quarter    0.77     0.67

            Fiscal 2005
                    First Quarter     1.02     0.68
                    Second Quarter    1.25     0.82
                    Third Quarter     1.25     0.73
                    Fourth Quarter    0.90     0.76

___________________

*     Through November 28, 2006

HOLDERS

      As of November 28, 2006, we believe there were more than 3,000 beneficial holders of our common stock.

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

      Fiscal year 2006 compared to fiscal year 2005

      For the year ended August 31, 2006 interest income was $94,571 as compared to $51,936 for the year ended August 31, 2005. The increase in interest income for the year ended August 31, 2006, was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

      In January of 2005, we performed due diligence with regards to the possibility of entering into a merger transaction with an operating target. In performing the due diligence, we expended $10,733 in the second quarter of the year ended August 31, 2005. It was determined that a merger transaction with this target would not be pursued.

      In July and August of 2006, we incurred due diligence expenses in the amount of $5,325 in performing due diligence with regards of several potential merger candidates but both targets were abandoned.

      Effective December 15, 2005, the Company adopted Statement of Financial
Accounting Standards ("SFAS") 123(R), "Shared -Based Payment," using the modified prospective method. In the fourth quarter of fiscal year ended August
31, 2006 the Company began recognizing as stock-based compensation expense in the financial statements the fair market value of options granted to the two directors and its only employee (See Note 2 in the accompanying Consolidated
Financial Statements). This amount of $29,400 was calculated using the
Black-Scholes option- pricing model and is included in the general and administrative expenses for this fiscal year. For the previous year ended August
31, 2005 the Company's comparative expense of $19,200 for stock -based compensation expense was shown as a footnote disclosure on a pro-forma basis as prescribed by SFAS 148.

      General, administrative and other expenses were $182,626 for the year ended August 31, 2006, as compared to $156,050 for the year ended August 31,
2005. General, administrative and other expenses in fiscal year 2006 increased due to the newly adopted method of recognizing stock-based compensation expense of $29,400 in the current financial statements instead of a pro-forma footnote disclosure and increased audit and accounting fee expenses of $4,674 offset by decreases in merger costs expenses of $5,408, director's and officer's liability insurance expenses of $1,645 and minors decreases of $445 for all other expenses.

      General, administrative and other expenses for the year ended August 31,
2006 consisted of directors' and officers' liability insurance expenses of
$47,688, payroll expenses of $32,410, audit and accounting fee expenses of
$29,418, stock-based compensation expense of $29,400, legal expenses of $17,386, office sharing expenses of $10,800, stockholder service expenses of $6,309, merger costs expenses of $5,325, taxes and license expenses of $3,365 and $525 of miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

      General

      At August 31, 2006, cash and cash equivalents were $2,218,572, which included $2,190,801 that was invested in U.S. Treasury Securities that matured in October 2006 yielding 5.0% and $27,771 invested in money market and checking accounts with an effective yield of 4.3%. At August 31, 2006, working capital was $2,251,694.

      Cash flows used in operating activities for the year ended August 31, 2006 of $56,916 primarily relate to general and administrative expenses which include merger acquisition expenses.

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

ITEM 7.   FINANCIAL STATEMENTS

                         Index to Financial Statements:

                                                                                      Page
                                                                                      ----

Report of Independent Registered Public Accounting Firm................................F-1

Consolidated Balance Sheet as of August 31, 2006.......................................F-2

Consolidated Statements of Operations for the years ended August 31, 2006 and 2005...............................................................................F-3

Consolidated Statements of Stockholders' Equity for the years ended
August 31, 2006 and 2005...............................................................F-4

Consolidated Statements of Cash Flows for the years ended August 31, 2006 and 2005...............................................................................F-5

Notes to the Consolidated Financial Statements.................................F-6 -- F-14

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golf Rounds.com, Inc.

We have audited the accompanying consolidated balance sheet of Golf Rounds.com,
Inc. and subsidiary as of August 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended
August 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf
Rounds.com, Inc. and subsidiary as of August 31, 2006 and the results of their operations and cash flows for the years ended August 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of
America.

Weinberg & Company, P.A.

Boca Raton, Florida
November 6, 2006

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                August 31, 2006
                                                                ----------------
CURRENT ASSETS

   Cash and cash equivalents                                        $ 2,218,572
   Prepaid expenses                                                      36,372
                                                                ----------------
              TOTAL CURRENT ASSETS                                    2,254,944
                                                                ----------------
TOTAL ASSETS                                                        $ 2,254,944
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                            $     3,250
                                                                ----------------
              TOTAL CURRENT LIABILITIES                                   3,250
                                                                ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 12,000,000 shares
    authorized, 3,447,377 issued and outstanding                         34,473
  Additional capital in excess of par value                           4,861,339
  Accumulated deficit                                                (2,644,118)
                                                                ----------------
              TOTAL STOCKHOLDERS' EQUITY                              2,251,694
                                                                ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,254,944
                                                                ================

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005

                                                                        August 31,
                                                               ----------------------------
                                                                   2006           2005
                                                               -------------  -------------

EXPENSES:
     General, administrative and other                          $   182,626    $   156,050
                                                               -------------  -------------

               TOTAL EXPENSES                                       182,626        156,050
                                                               -------------  -------------

LOSS FROM OPERATIONS                                               (182,626)      (156,050)
                                                               -------------  -------------

OTHER INCOME:
     Interest and dividends                                          94,571         51,936
                                                               -------------  -------------

               TOTAL OTHER INCOME                                    94,571         51,936
                                                               -------------  -------------

NET LOSS                                                        $   (88,055)   $  (104,114)
                                                               =============  =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $     (0.03)   $     (0.03)
                                                               =============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSATNDING - BASIC
AND DILUTED                                                       3,447,377      3,447,377
                                                               =============  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005

                                  Common Stock         Additional
                            -------------------------  Capital in
                                                        Excess of    Accumulated
                              Shares      Par Value     Par Value      Deficit         Total
                            ----------- ------------- ------------- -------------  -------------

BALANCE, August 31, 2004     3,447,377   $    34,473   $ 4,831,939   $(2,451,949)   $ 2,414,463
     Net Loss                       --            --            --      (104,114)      (104,114)
                            ----------- ------------- ------------- -------------  -------------
BALANCE, August 31, 2005     3,447,377        34,473     4,831,939    (2,556,063)     2,310,349

Stock-based compensation            --            --        29,400            --         29,400
   Net loss                         --            --            --       (88,055)       (88,055)
                            ----------- ------------- ------------- -------------  -------------
BALANCE, August 31, 2006     3,447,377   $    34,473   $ 4,861,339   $(2,644,118)   $ 2,251,694
                            =========== ============= ============= =============  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005

                                                                                          August 31,
                                                                                  ---------------------------
                                                                                      2006          2005
                                                                                  ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $   (88,055)  $  (104,114)

     Adjustments to reconcile net loss to net cash used in operating activities:
           Stock-based compensation expense                                             29,400            --
           Changes in operating assets and liabilities:
           Decrease in prepaid expenses                                                    628        1,333
           Increase (decrease) in accounts payable and accrued expenses                  1,111       (16,574)
                                                                                  ------------- -------------
     NET CASH USED IN OPERATING ACTIVITIES                                             (56,916)     (119,355)
                                                                                  ------------- -------------

     NET DECRASE IN CASH AND CASH EQUIVALENTS                                          (56,916)     (119,355)

     CASH AND CASH EQUIVALENTS - beginning of year                                   2,275,488     2,394,843
                                                                                  ------------- -------------

     CASH AND CASH EQUIVALENTS - end of year                                       $ 2,218,572   $ 2,275,488
                                                                                  ============= =============

        The accompanying notes are an integral part of these consolidated financial statements.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2006 AND 2005

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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2006 AND 2005 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      STOCK-BASED COMPENSATION

      Effective December 15, 2005 and for the fiscal year ended August 31, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS")
      123(R), "Shared -Based Payment," using the modified prospective method.
      SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and requires that the compensation cost relating to share-based payment transactions be recognized in the current financial statements. For fiscal year 2006, this amount was $29,400 and was calculated using the
      Black-Scholes option-pricing model for fair market value.

      Prior to the adoption of SFAS 123(R) the Company had applied the intrinsic
      -value based method of accounting prescribed by Accounting Principals
      Board Opinion 25, "Accounting for Stock Issued to Employees," for the
      previous fiscal years. As permitted by SFAS 123, the Company had elected to continue to apply the intrinsic-value-based method under APB No. 25 to the previous fiscal year provided that pro-forma disclosures of net income and earnings per share under the fair value method were included in the notes to the consolidated financial statements.

      For the year ended August 31, 2005, had the cost of the stock options that were issued to employees been determined based on the fair value of options at the grant date, the Company's net loss would have increased by
      $19,200 and the pro-forma loss and loss per share would be as follows:

                                                                                    Year Ended
                                                                                  August 31, 2005
                                                                                  ----------------

      Net loss, as reported                                                           $  (104,114)
      Add:  Stock-based employee compensation expense included in reported net
        income, net of related tax effects                                                      0
      Deduct:  Total stock-based compensation expense determined under fair
        value-based method for all awards, net of related tax effects                     (19,200)
                                                                                  ----------------
      Pro Forma Net Loss                                                              $  (123,314)
                                                                                  ================
      Net loss per common share:
        Basic - as reported                                                           $     (0.03)
        Basic - pro forma                                                             $     (0.04)
        Diluted - as reported                                                         $     (0.03)
        Diluted - pro forma                                                           $     (0.04)

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2006 AND 2005 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      STOCK-BASED COMPENSATION (CONTINUED)

      The fair values of options granted to employees were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                       ----------------------
                                                          2006        2005
                                                       ----------  ----------
      Expected life of options                          10 years    10 years
      Risk-free interest rate                             5.0%        4.0%
      Expected volatility                                 25%         79%
      Expected dividend yield                              0%          0%
      Weighted average fair value of options granted     $0.42       $0.64

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

      LOSS PER SHARE

      Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 795,251 and 725,251 options for the years ended
      August 31, 2006 and 2005, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2006 AND 2005 (CONTINUED)

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

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2006 AND 2005 (CONTINUED)

NOTE 3 - INCOME TAXES

      At August 31, 2006 and 2005, the Company had net operating loss carryforwards ("NOLs") of approximately $1,689,000 and $1,617,000 for federal income tax reporting purposes, $771,000 and $771,000 for New
      Jersey State income tax reporting purposes, and $1,273,000 and $1,108,000 for Georgia State income tax reporting purposes, respectively. These losses create a deferred tax asset at August 31, 2006 and 2005. The
      Company has recorded a 100% valuation allowance against deferred tax assets and benefits due to the uncertainty of their ultimate realization.

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

      The deferred income tax benefits of operating losses for the years ended
      August 31, 2006 and 2005 are approximately as follows:

                                         2006                  2005
                                   -----------------     -----------------
      Federal                        $      20,000         $      33,000
      Georgia                               10,000                10,000
      New Jersey                                --                    --
                                   -----------------     -----------------
                                            30,000                43,000

      Valuation allowance                  (30,000)              (43,000)
                                   -----------------     -----------------
      Total                          $          --         $          --
                                   =================     =================

      The tax effects of significant items composing the Company's net deferred tax asset, as of the end of the indicated year, are as follows:

                                         2006                  2005
                                   -----------------     -----------------
      Deferred tax assets:
        Federal NOLs                 $     473,000         $     453,000
        Georgia NOLs                        76,000                66,000
        New Jersey NOLs                     66,000                66,000
                                   -----------------     -----------------
                                           615,000               585,000
      Valuation allowance                 (615,000)             (585,000)
                                   -----------------     -----------------
      Total                          $          --         $          --
                                   =================     =================

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2006 AND 2005 (CONTINUED)

NOTE 3 - INCOME TAXES (CONTINUED)

      The net increase in the valuation allowance of $30,000 and $43,000 during the years ended August 31, 2006 and 2005, respectively, was due to the deferred income tax benefits of operating losses incurred during the corresponding years, which have been fully reserved due to the uncertainty of their ultimate realization.

      NOLs expire approximately as follows:

         Year          Federal           New Jersey          Georgia
      ----------   ---------------   ----------------   -----------------
         2006       $          --     $       42,000     $            --
         2007                  --            516,000                  --
         2008                  --            213,000                  --
         2011             185,000                 --                  --
         2019              43,000                 --                  --
         2020             389,000                 --              89,000
         2021             218,000                 --             129,000
         2022             187,000                 --             207,000
         2023             157,000                 --             175,000
         2024             321,000                 --             340,000
         2025             117,000                 --             168,000
         2026              72,000                 --             165,000
                   ---------------   ----------------   -----------------
                    $   1,689,000     $      771,000     $     1,273,000
                   ===============   ================   =================

NOTE 4 - RELATED PARTY TRANSACTIONS

      On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper's time for $900 a month from R. D. Garwood, Inc. ("Garwood"). The Company's president/treasurer/secretary is the chief financial officer of Garwood.
      The Company's expense for these shared facilities and bookkeeping services was $10,800 for each of the years ended August 31, 2006 and 2005.

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2006 AND 2005 (CONTINUED)

NOTE 5 - STOCK OPTIONS

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

      In July 2006, the Board of Directors awarded to each of its two Directors, for serving on the Board, options to purchase 10,000 shares each of the
      Company's common stock, exercisable immediately or for any time during the ten (10) year period commencing on the grant date of July 17, 2006 at exercise price of $0.60. In addition, the Board awarded 50,000 options to purchase shares of the Company's common stock to the Company's president/treasurer/secretary on the grant date of July 17, 2006. These stock options are exercisable immediately or for any time during the ten
      (10) year period at an exercise price of $0.60.

      A summary of the Company's stock option activity is as follows:

                                                             Fiscal Year Ended
                                         ---------------------------------------------------------
                                               August 31, 2006               August 31, 2005
                                         ---------------------------   ---------------------------
                                                         Weighted                      Weighted
                                           Number         Average         Number       Average
                                             of          Exercise           of         Exercise
                                           Shares          Price          Shares        Price
                                         -----------   -------------   ------------  -------------

      Outstanding at Beginning of Year     725,251         $1.14          695,251         $1.17
      Options Granted                       70,000          0.60           30,000          0.60
                                         -----------   -------------   ------------  -------------
      Outstanding at End of Year           795,251         $1.10          725,251         $1.14
                                         ===========   =============   ============  =============

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2006 AND 2005 (CONTINUED)

NOTE 5 - STOCK OPTIONS (CONTINUED)

      The following additional information relates to options outstanding as of
      August 31, 2006:

                               Number of
          Exercise        Options Outstanding                          Weighted Average
           Price                  and             Weighted Average         Remaining
           Range              Exercisable          Exercise Price        Life (Years)
      ----------------   ---------------------   ------------------   -------------------

        $0.50 - 0.68            450,000                $0.62                  7.3

            1.30                 65,000                 1.30                  4.3

            1.50                200,251                 1.50                  3.6

        $2.56 - 2.63             80,000                 2.58                  2.9
                         ---------------------
                                795,251                $1.10                  5.7
                         =====================

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

      Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures was made as of August 31, 2006 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to August 31, 2006.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Our current directors and officers are as set forth in the table below.

      Name                Age     Position
      ----                ---     --------

      Robert H. Donehew   54      President, Treasurer, Secretary and Director*

      Anthony Charos      42      Director*

      _________________________

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

      Section 16(A) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a)
forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2006, all of our officers, directors and ten-percent stockholders complied with the Section
16(a) reporting requirements.

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the compensation for the three years ended
August 31, 2006 for our president (and principal executive and accounting officer). No executive officer's compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31,
2006.

                           SUMMARY COMPENSATION TABLE

                                                               Long-Term
                                     Annual Compensation(1)   Compensation
                                     ----------------------   ------------
                                                                              All Other
Name and Principal Position   Year   Salary ($)   Bonus ($)    Options (#)   Compensation
---------------------------   ----   ----------   ---------    -----------   ------------

Robert H. Donehew             2006     30,000         0           60,000          0
  President and Principal     2005     30,000         0           10,000          0
  Accounting Officer          2004     30,000         0           95,000          0

(1)   The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation).

      Option Grants

The following table represents the stock options granted in the fiscal year ended August 31, 2006 to such executive officers.

                     OPTION GRANTED IN THE LAST FISCAL YEAR

                         Number of       Percent of Total
                        Securities        Options Granted   Exercise Price
                    Underlying Options    to Employees in     of Options      Market Price on
Name of Executive       Granted (#)       Fiscal Year (%)         ($)          Date of Grant    Expiration Date
-----------------   ------------------   ----------------   --------------    ---------------   ---------------

Robert H. Donehew         60,000               86%               0.60              $0.75            07/16/16

      The following table sets forth the fiscal year end option values of outstanding options at August 31, 2006 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary
Compensation table above.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                   Number of Securities Underlying   Dollar Value of Unexercised
                       Unexercised Options at          in-the-money Options at
                           August 31, 2006               August 31, 2006(1)
                   -------------------------------   ---------------------------

                   Exercisable       Unexercisable   Exercisable   Unexercisable
      Name             (#)                (#)            ($)           ($)
-----------------  -----------       -------------   -----------   -------------
Robert H. Donehew    280,000               0           $25,650          0

(1)   These values are based on the difference between the closing sale price of our common stock on August 31, 2006 (the last trading day of the fiscal year) of $0.75 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

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

      In fiscal year 2004, we issued Mr. Donehew and Mr. McCarthy (our previous chairman) ten-year options to purchase 75,000 shares and 25,000 shares, respectively, to compensate them for additional services rendered to the Company and to incentive them for future efforts. All of these options were exercisable at an exercise price of $0.68 per share and vested immediately.

      In fiscal year 2006, we issued to Mr. Donehew ten-year options to purchase
50,000 shares at an exercise price of $0.60 per share and vested immediately to compensate him for additional services rendered to the Company and to incentive him for future efforts.

      Compensation Arrangements for Directors

      Our directors do not currently receive any cash compensation for their services. In July 2006, we granted to each of our two directors ten-year options to purchase 10,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.60 per share and vested immediately.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table and accompanying footnotes set forth certain information as of
November 28, 2006, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;

      o     each of our directors;

      o     each of our named executive officers; and

      o     all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of
November 28, 2006 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

                                                   Amount and Nature of
                                            ----------------------------------
Name and Address                            Beneficial
of Beneficial Owner                         Ownership         Percent of Class
-------------------                         ----------        ----------------
Robert H. Donehew
   Donehew Fund Limited Partnership
   111 Village Parkway, Building #2         415,000(1)              11.1%
   Marietta, Georgia  30067

Ronald I. Heller
   74 Farview Road                          374,502(2)              10.7%
   Tenafly, New Jersey  07670

David S. Nagelberg
   7012 Rancho La Cima Drive                429,228(3)              12.5%
   Rancho Santa Fe, California  92067

Paul O. Koether
   211 Pennbrook Road                       484,690(4)              14.1%
   Far Hills, New Jersey  07931

Shamrock Associates
   211 Pennbrook Road                       409,470(5)              11.9%
   Far Hills, New Jersey  07931

John W. Galuchie, Jr.
   376 Main Street                          212,166(6)               6.2%
   Bedminster, New Jersey  07921

                                                   Amount and Nature of
                                            ----------------------------------
Name and Address                            Beneficial
of Beneficial Owner                         Ownership         Percent of Class
-------------------                         ----------        ----------------
Asset Value Holdings, Inc.
   211 Pennbrook Road                         200,000                5.8%
   Far Hills, New Jersey  07931

Galt Asset Management
   c/o Brian Vitale
   125 West Shore Road                        200,000                5.8%
   Huntington, New York  11743

Anthony Charos
   275 Engle Street, BA2                    130,000(7)               3.6%
   Englewood, New Jersey  07631

All directors and executive officers        545,000(8)              14.2%
as a group (two persons)

__________________________

(1)   Includes 100,000 shares of common stock owned by Donehew Fund Limited
      Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew
      Capital LLC. Also includes 280,000 shares of common stock issuable upon exercise of exercisable options.

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

(7)   Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 110,000 shares of common stock issuable upon exercise of exercisable options.

(8)   Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew and Anthony Charos.

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

      (b)   Reports on Form 8-K.

            Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                            2006                 2005
                                       --------------       ---------------
      Audit Fees(1)                      $   29,418           $    24,745

      Tax Fees                                    0                     0
                                       --------------       ---------------
              Total                      $   29,418           $    24,745
                                       ==============       ===============

__________________________

(1)   Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2006 and August 31, 2005 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3, 2006              GOLF ROUNDS.COM, INC.
                                     (Registrant)

                                     By: /s/ Robert H. Donehew
                                         -------------------------
                                     Name: Robert H. Donehew
                                     Title: President, Treasurer and Secretary

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew       President, Treasurer, Secretary    December 3, 2006
-------------------------   and Director (Principal
Robert H. Donehew           Executive and Principal
                            Accounting and Financial
                            Officer)

/s/ Anthony Charos          Director                           December 3, 2006
-------------------------
Anthony Charos

                                  EXHIBIT INDEX

                                                                                 Incorporated By
                                                                                 Reference from
Exhibit Number       Description                                                    Document         No. in Document
--------------       -----------                                                 ---------------     ---------------

     1.1             Agreement and Plan of Merger                                       A                  2.1

     2.1             Agreement and Plan of Reorganization and Merger, dated             E                  2.1
                     as of September 19, 2003, among the Company, DPE
                     Acquisition Corp. and Direct  Petroleum Exploration, Inc.

     3.1             Certificate of Incorporation                                       A                  3.1

    3.1.1            Bylaws                                                             A                 3.1.1

     10.1            Stock Purchase Agreement, dated January 18, 2000, among            B                  2.1
                     Asset Value Holdings, Inc., Bradford Trading Company,
                     Paul Koether, Shamrock Associates, Sun Equities
                     Corporation, Thomas K. Van Herwarde, The Rachel Beth
                     Heller1997 Trust Dated 7/9/97, The Evan Todd Heller
                     Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited
                     Partnership, Jonathan & Nancy Glaser Family Trust Dated
                     12/16/98, W. Robert Ramsdell and Nagelberg Family Trust
                     Dated 9/24/97

     10.2            Form of option agreement for options issued as of March            C                 10.2
                     13, 2000

     10.3            Form of registration rights agreement between the                  C                 10.6
                     Company and certain security holders.

     10.4            Form of option agreement, dated December 28, 2000                  D                 10.9
                     between the Company and each of John F. McCarthy, III
                     and Robert H. Donehew

    10.4.1           Schedule of option agreements in the form of Exhibit               F                10.9.2
                     10.4, including material detail in which such documents
                     differ from Exhibit 10.4

                                                                                 Incorporated By
                                                                                 Reference from
Exhibit Number       Description                                                    Document         No. in Document
--------------       -----------                                                 ---------------     ---------------

     10.5            Form of option agreement between Company and each of               H
                     John F. McCarthy, III, Robert H. Donehew and Anthony
                     Charos

    10.5.1           Schedule of option agreements in the form of Exhibit
                     10.5, including material detail in which such documents
                     differ from Exhibit 10.5

     10.6            Form of option agreement between Company and each of         Filed herewith
                     Robert H. Donehew and Anthony Charos

    10.6.1           Schedule of option agreements in the form of Exhibit         Filed herewith
                     10.6, including material detail in which such documents
                     differ from Exhibit 10.6

     10.7            Code of Ethics                                                     G                 10.16

     31.1            Section 302 Certification                                          H

     31.2            Section 302 Certification                                          H

     32.1            Section 906 Certification                                          H

     99.1            Risk Factors                                                       H                 99.1

____________________________

A     Company's Quarterly Report on Form 10-QSB for the quarter ended May 31,
      1999.

B     Company's Current Report on Form 8-K, filed with the SEC on January 19,
      2000.

C     Company's Quarterly Report on Form 10-QSB for the quarter ended February
      29, 2000.

D     Company's Annual Report on Form 10-KSB for the year ended August 31, 2001.

E     Company's Current Report on Form 8-K, filed with the SEC on October 8
      2003.

F     Company's Annual Report on Form 10-KSB for the year ended August 31, 2002.

G     Company's Annual Report on Form 10-KSB for the year ended August 31, 2004.

H     Company's Annual Report on Form 10-KSB for the year ended August 31, 2005.

