Form 10QSB
period 2006-11-30
GOLF ROUNDS COM INC
filed 2007-01-10
CIK 319016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: November 30, 2006
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
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  770-951-0984
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

                                 Yes X   No ____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 15, 2007, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                                TABLE OF CONTENTS

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
           November 30, 2006 (unaudited)....................................F-1

         Condensed Consolidated Statements of Operations for the
           Three Months Ended November 30, 2006 and 2005 (unaudited)........F-2

         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended November 30, 2006 and 2005 (unaudited)........F-3

         Notes to Condensed Consolidated Financial Statements as of

                                        1

ITEM 1.  FINANCIAL STATEMENTS

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         NOVEMBER 30, 2006
                                                                         -----------------
                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                           $       2,228,437
     Prepaid expenses                                                               24,606
                                                                         -----------------

         TOTAL CURRENT ASSETS                                                    2,253,043
                                                                         -----------------

TOTAL ASSETS                                                             $       2,253,043
                                                                         =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                $          14,888
                                                                         -----------------

         TOTAL CURRENT LIABILITIES                                                  14,888
                                                                         -----------------

STOCKHOLDERS' EQUITY:

    Common Stock, $.01 par value, 12,000,000 shares authorized,
      3,447,377 issued and outstanding                                              34,473
    Additional capital in excess of par value                                    4,861,339
    Accumulated deficit                                                         (2,657,657)
                                                                         -----------------

    TOTAL STOCKHOLDERS' EQUITY                                                   2,238,155
                                                                         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       2,253,043
                                                                         =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      F-1

                      GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                        NOVEMBER 30,
                                                                                -----------------------------
                                                                                    2006              2005
                                                                                -----------       -----------

EXPENSES:
    General, administrative and other                                           $    40,667       $    44,412
                                                                                -----------       -----------

         TOTAL EXPENSES                                                              40,667            44,412
                                                                                -----------       -----------

LOSS FROM OPERATIONS                                                                (40,667)          (44,412)
                                                                                -----------       -----------
OTHER  INCOME:
    Interest and dividends                                                           27,128            20,509
                                                                                -----------       -----------

         TOTAL OTHER  INCOME                                                         27,128            20,509
                                                                                -----------       -----------

NET LOSS                                                                        $   (13,539)      $   (23,903)
                                                                                ===========       ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                   $     (0.00)      $     (0.01)
                                                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED          3,447,377         3,447,377
                                                                                ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      F-2

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE THREE MONTHS
                                                                                     ENDED NOVEMBER 30,
                                                                                ---------------------------
                                                                                   2006            2005
                                                                                ----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $  (13,539)     $   (23,903)
   Adjustments to reconcile net loss to net cash provided by operating activities:

      Changes in operating assets and liabilities:
         Decrease in prepaid expenses                                               11,766           12,000

         Increase in accounts payable and accrued expenses                          11,638           20,083
                                                                                ----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            9,865            8,180
                                                                                ----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            9,865            8,180

CASH AND CASH EQUIVALENTS - beginning                                           $2,218,572      $ 2,275,488
                                                                                ----------      -----------

CASH AND CASH EQUIVALENTS - ending                                              $2,228,437      $ 2,283,668
                                                                                ==========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      F-3

                      GOLF ROUNDS.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        AS OF NOVEMBER 30, 2006 AND 2005

NOTE 1 - BASIS OF PRESENTATION

         (A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated balance sheet of Golf
Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp.
(collectively, the "Company"), as of November 30, 2006 and the unaudited condensed consolidated statements of operations and cash flows for the three-month periods ended November 30, 2006 and 2005 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August
31, 2006, as filed with the Securities and Exchange Commission on December 5,
2006.

         The results of operations for the three-month periods ended November
30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

         (B)      PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of
Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp.
(formed on September 2, 2003).

         (C)      LOSS PER SHARE

         Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the three-month periods ended November
30, 2006 and 2005 are contingently issuable shares of 795,251 and 725,251, respectively, which, if included, would have an anti-dilutive effect.

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

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this
Report.

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

OUR BUSINESS PLAN

         Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a "target business"). We intend to use our available working capital ($2,238,155 as of November 30,
2006), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.

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

RESULTS OF OPERATIONS

         We have generated no revenues (other than interest and dividend income)
since 1992 and will not generate any revenues (other than interest and dividend income) until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination.

         Three months ended November 30, 2006 compared to three months ended
November 30, 2005

         For the three months ended November 30, 2006, other income (interest)
was $27,128 as compared to $20,509 for the three months ended November 30, 2005.
The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

          General, administrative and other expenses were $40,667 for the three months ended November 30, 2006, as compared to $44,412 for the three months ended November 30, 2005. The decrease in expenses over last year's expenses was due to lower legal expenses of $2,289, audit and accounting fee expenses of
$1,373, directors and officer's liability insurance expenses of $234 and bank charges of $6 offset by higher dues and subscriptions expenses of $157.

         General, administrative and other expenses for the three months ended
November 30, 2006 consisted of audit and accounting fee expenses of $12,000, directors' and officers' liability insurance expenses of $11,766, payroll expenses of $8,074, legal expenses of $3,852, office sharing expenses of $2,700, stockholder service expenses of $1,500, taxes and license expenses of $568, dues and subscriptions of $157 and $50 of bank charge expense.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At November 30, 2006, cash and cash equivalents were $2,228,437, which includes $2,210,276 that is invested in U.S. Treasury Securities that matures in
February 2007 yielding 5.06%, $1,517 invested in a money market account with an effective yield of 4.30% and $16,644 in a non-interest bearing checking account.
At November 30, 2006, working capital was $2,238,155.

         The Company's total liabilities as of November 30, 2006 were $14,888, all of which were for professional fees for services rendered.

         Cash flows provided by operating activities for the three months ended
November 30, 2006 of $9,865 relates to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses, offset by the net loss.

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

         Contractual obligations

         The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-KSB for the year ended August 31, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures was made as of November 30, 2006 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                 GOLF ROUNDS.COM, INC.

Dated: January 10, 2007          By: /s/ Robert H. Donehew
                                     --------------------------------
                                     Robert H. Donehew
                                     President (Principal Executive Officer)
                                     and Treasurer (Principal Financial Officer)