Form 10QSB
period 2007-02-28
GOLF ROUNDS COM INC
filed 2007-04-10
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   February 28, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number 0-10093

Golf Rounds.com, Inc. (Exact name of small business issuer as specified in its charter)

Delaware	59-1224913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   X               No  ____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of April 5, 2007, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes         No   X

TABLE OF CONTENTS

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of February 28, 2007 (unaudited)	F-1

	Condensed Consolidated Statements of Operations for the
	Three Months Ended February 28, 2007 and 2006 (unaudited)	F-2

	Condensed Consolidated Statements of Operations for the
	Six Months Ended February 28, 2007 and 2006 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended February 28, 2007 and 2006 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements as of
	February 28, 2007 and 2006 (unaudited)	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	2

Item 3.	Controls and Procedures	5

Item 4.	Submission of Matters to Vote of Security Holders.	5

Item 6.	Exhibits and Reports on Form 8-K	6

ITEM 1.

FINANCIAL STATEMENTS

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

February 28, 2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,218,768
Prepaid expenses	12,840

TOTAL CURRENT ASSETS	2,231,608

TOTAL ASSETS	$2,231,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$50

TOTAL CURRENT LIABILITIES	50

STOCKHOLDERS’ EQUITY:

Common Stock, $.01 par value, 12,000,000 shares authorized,
3,447,377 issued and outstanding	34,473
Additional capital in excess of par value	4,861,339
Accumulated deficit	(2,664,254)

TOTAL STOCKHOLDERS’ EQUITY	2,231,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,231,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28,
	2007	2006
EXPENSES:
General, administrative and other	$33,506	$34,379

TOTAL EXPENSES	33,506	34,379

LOSS FROM OPERATIONS	(33,506)	(34,379)

OTHER INCOME:
Interest and dividends	26,909	21,726

TOTAL OTHER INCOME	26,909	21,726

NET LOSS	$(6,597)	$(12,653)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended February 28,
	2007	2006
EXPENSES:
General, administrative and other	$74,174	$78,792

TOTAL EXPENSES	74,174	78,792

LOSS FROM OPERATIONS	(74,174)	(78,792)

OTHER INCOME:
Interest and dividends	54,038	42,235

TOTAL OTHER INCOME	54,038	42,235

NET LOSS	$(20,136)	$(36,557)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended February 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,136)	$(36,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Decrease in prepaid expenses	23,532	24,000

Decrease in accounts payable and accrued expenses	(3,200)	(1,589)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	196	(14,146)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	196	(14,146)

CASH AND CASH EQUIVALENTS – beginning	$2,218,572	$2,275,488

CASH AND CASH EQUIVALENTS – ending	$2,218,768	$2,261,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of February 28, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

(A)

Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of February 28, 2007 and the unaudited condensed consolidated statements of operations for the three and six months ended February 28, 2007 and 2006 and the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 2007 and 2006 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2006, as filed with the Securities and Exchange Commission on December 5, 2006.

The results of operations for the three- and six-month periods ended February 28, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).

(C)

Loss per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period.  Excluded from the net loss per share calculations for the three- and six-month periods ended February 28, 2007 and 2006 are contingently issuable shares of 795,251 and 725,251, respectively, which, if included, would have an anti-dilutive effect.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.  Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended August 31, 2004.

The following discussion should be read in conjunction with the financial statements and related notes included in this Report.

OVERVIEW

General

Golf Rounds.com, Inc. (the “Company”) was incorporated in 1968 as a Delaware corporation, which is also authorized to conduct business in New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc.  In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999.  In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports - related Internet websites: golfrounds.com and skiingusa.com.  In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

In August 2001, the Company determined to cease operations of its golfrounds.com and skiingusa.com websites since continued maintenance of these websites was not a productive use of the Company’s resources.  The Company owns the rights to these domain names and may sell them in connection with a business combination.

On September 19, 2003, the Company and its wholly owned subsidiary, DPE Acquisition Corp., (formed on September 2, 2003), entered into an agreement and plan of reorganization and merger with Direct Petroleum Exploration, Inc. (“DPE”), which was not consummated.  The Company continues to maintain the subsidiary for use in any other potential future acquisition.  This subsidiary is currently inactive and has no operations.

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”).  We intend to use our available working capital ($2,231,558 as of February 28, 2007), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Results of Operations

We generated no revenues (other than interest and dividend income) since 1992 and will not generate any revenues (other than interest and dividend income) until, at the earliest, the completion of a business combination.  There can be no assurance that we will be able to consummate a business combination.

Three months ended February 28, 2007 compared to three months ended February 28, 2006

For the three months ended February 28, 2007, other income (interest) was $26,909 as compared to $21,726 for the three months ended February 28, 2006.  The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $33,506 for the three months ended February 28, 2007, as compared to $34,379 for the three months ended February 28, 2006.  The decrease in expenses was due to lower audit and accounting fee expenses of $3,090, directors and officer’s liability insurance expenses of $234, dues and subscriptions expenses of $150, payroll expenses of $56 offset by higher legal expenses of $2,317, taxes and licenses of $296 and bank charges of $44.

General, administrative and other expenses for the three months ended February 28, 2007 consisted of directors' and officers' liability insurance expenses of $11,766, payroll expenses of $8,074, audit and accounting fee expenses of $4,447, legal expenses of $3,989, office sharing expenses of $2,700, stockholder service expenses of $1,500, taxes and license expenses of $955 and bank charge expenses of $75.

Six months ended February 28, 2007 compared to six months ended February 28, 2006

For the six months ended February 28, 2007, other income (interest) was $54,038 as compared to $42,235 for the six months ended February 28, 2006.  The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $74,174 for the six months ended February 28, 2007, as compared to $78,792 for the six months ended February 28, 2006.  The decrease in expenses was due to lower audit and accounting fee expenses of $4,464, directors and officer’s liability insurance expenses of $468 and payroll expenses of $56 offset by higher taxes and licenses of $296, bank charges of $38, legal expenses of $28 and dues and subscriptions expenses of $8.

General, administrative and other expenses for the six months ended February 28, 2007 consisted of directors' and officers' liability insurance expenses of $23,532, audit and accounting fee expenses of $16,448, payroll expenses of $16,148, legal expenses of $7,840, office sharing expenses of $5,400, stockholder service expenses of $3,000, taxes and license expenses of $1,524, dues and subscriptions of $157 and bank charge expenses of $125.

Liquidity and capital resources

General

At February 28, 2007, cash and cash equivalents were $2,218,768, which includes $2,131,080 that is invested in U.S. Treasury Securities that matures in May 2007 yielding 5.08%, $81,078 invested in a money market with an effective yield of 4.30% and $6,610 in a non-interest bearing checking account.  At February 28, 2007, working capital was $2,231,558.

Cash flows provided by operating activities for the three months ended February 28, 2007 of $196 relates to a decrease in prepaid expenses, offset by the net loss and a decrease in accounts payable and accrued expenses.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.  The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company has adopted the bulleting during 2006.  The adoption did not have a material effect on results of operations, financial position, or cash flows.

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of February 28, 2007 under the supervision and with the participation of our management, including our chairman, president and treasurer.  Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLF ROUNDS.COM, INC.

Dated: April 10, 2007	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer)
and Treasurer (Principal Financial Officer)