Form 10QSB
period 2007-05-31
GOLF ROUNDS COM INC
filed 2007-06-27
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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

(Issuer’s telephone number)

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

Yes    X                 No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 25, 2007, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes               No     X

ITEM 1.    FINANCIAL STATEMENTS

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

May 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,190,912
Prepaid expenses	38,605
TOTAL CURRENT ASSETS	2,229,517
TOTAL ASSETS	$2,229,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$562
TOTAL CURRENT LIABILITIES	562
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473
Additional capital in excess of par value	4,861,339
Accumulated deficit	(2,666,857)
TOTAL STOCKHOLDERS’ EQUITY	2,228,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,229,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,
	2007	2006
EXPENSES:
General, administrative and other	$30,404	$36,526
TOTAL EXPENSES	30,404	36,526
LOSS FROM OPERATIONS	(30,404)	(36,526)
OTHER INCOME:
Interest	27,801	25,588
TOTAL OTHER INCOME	27,801	25,588
NET LOSS	$(2,603)	$(10,938)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended May 31,
	2007	2006
EXPENSES:
General, administrative and other	$104,578	$115,318
TOTAL EXPENSES	104,578	115,318
LOSS FROM OPERATIONS	(104,578)	(115,318)
OTHER INCOME:
Interest	81,839	67,824
TOTAL OTHER INCOME	81,839	67,824
NET LOSS	$(22,739)	$(47,494)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,739)	$(47,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(2,233)	(11,138)
Decrease in accounts payable and accrued expenses	(2,688)	(1,328)
NET CASH USED IN OPERATING ACTIVITIES	(27,660)	(59,960)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,660)	(59,960)
CASH AND CASH EQUIVALENTS – beginning	2,218,572	2,275,488
CASH AND CASH EQUIVALENTS – ending	$2,190,912	$2,215,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of May 31, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

(A)    Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the ‘‘Company’’), as of May 31, 2007, and the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2007 and 2006 and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2007 and 2006 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2006, as filed with the Securities and Exchange Commission on December 5, 2006.

The results of operations for the three and nine months ended May 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).

(C)    Loss per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the three and nine months ended May 31, 2007 and 2006 are contingently issuable shares of 795,251 and 725,251, respectively, which, if included, would have an anti-dilutive effect.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

When used in this Report, words or phrases such as ‘‘will likely result,’’ ‘‘management expects,’’ ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended August 31, 2004.

The following discussion should be read in conjunction with the financial statements and related notes included in this Report.

OVERVIEW

        General

Golf Rounds.com, Inc. (the ‘‘Company’’) was incorporated in 1968 as a Delaware corporation, which is also authorized to conduct business in New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports – related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

In August 2001, the Company determined to cease operations of its golfrounds.com and skiingusa.com websites since continued maintenance of these websites was not a productive use of the Company’s resources. The Company owns the rights to these domain names and may sell them in connection with a business combination.

On September 19, 2003, the Company and its wholly owned subsidiary, DPE Acquisition Corp., (formed on September 2, 2003), entered into an agreement and plan of reorganization and merger with Direct Petroleum Exploration, Inc. (‘‘DPE’’), which was not consummated. The Company continues to maintain the subsidiary for use in any other potential future acquisition. This subsidiary is currently inactive and has no operations.

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’). We intend to use our available working capital ($2,228,955 as of May 31, 2007), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

        Three months ended May 31, 2007 compared to three months ended May 31, 2006

For the three months ended May 31, 2007, other income (interest) was $27,801 as compared to $25,588 for the three months ended May 31, 2006. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $30,404 for the three months ended May 31, 2007, as compared to $36,526 for the three months ended May 31, 2006. The decrease in expenses was due to lower legal expenses of $2,505, audit and accounting fee expenses of $1,661, taxes and licenses of $1,056, directors and officers liability insurance expenses of $1,027, and postage of $193, offset by higher stockholder service expenses of $320.

General, administrative and other expenses for the three months ended May 31, 2007 consisted of directors and officers liability insurance expenses of $10,895, payroll expenses of $8,132, audit and accounting fee expenses of $3,916, office sharing expenses of $2,700, legal expenses of $2,378, stockholder service expenses of $1,820, taxes and license expenses of $513 and bank charges of $50.

        Nine months ended May 31, 2007 compared to nine months ended May 31, 2006

For the nine months ended May 31, 2007, other income (interest) was $81,839 as compared to $67,824 for the nine months ended May 31, 2006. The increase in interest income was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $104,578 for the nine months ended May 31, 2007, as compared to $115,318 for the nine months ended May 31, 2006. The decrease in expenses was due to lower audit and accounting fee expenses of $6,125, legal expenses of $2,477, directors and officers liability insurance expenses of $1,495, taxes and licenses of $760, postage of $193 and payroll expenses of $56, offset by higher stockholder service expenses of $320, bank charges of $38 and dues and subscriptions of $8.

General, administrative and other expenses for the nine months ended May 31, 2007 consisted of directors and officers liability insurance expenses of $34,427, payroll expenses of $24,280, audit and accounting fee expenses of $20,364, legal expenses of $10,219, office sharing expenses of $8,100, stockholder service expenses of $4,820, taxes and license expenses of $2,036, bank charges of $175 and dues and subscriptions of $157.

Liquidity and capital resources

        General

At May 31, 2007, cash and cash equivalents were $2,190,912, which includes $2,156,699 that is invested in U.S. Treasury Securities that matures in August 2007 yielding 4.83%, $23,230 invested in a money market with an effective yield of 4.30% and $10,983 in a non-interest bearing checking account. At May 31, 2007, working capital was $2,228,955.

Cash flows used in operating activities for the nine months ended May 31, 2007 of $27,660 primarily relates to general and administrative expenses.

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

An evaluation of the effectiveness of our disclosure controls and procedures was made as of May 31, 2007 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLF ROUNDS.COM, INC.

Dated: June 26, 2007	By:	/s/ Robert H. Donehew
Robert H. Donehew President (Principal Executive Officer) and Treasurer (Principal Financial Officer)