Form 10KSB
period 2007-08-31
GOLF ROUNDS COM INC
filed 2007-11-26
CIK 319016

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended August 31, 2007

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from                      to

Commission File Number 0-10093

GOLF ROUNDS.COM, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	59-1224913
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
111 Village Parkway, Building #2, Marietta, Georgia	30067
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:    (770) 951-0984

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class:
Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant had no revenues during the fiscal year ended August 31, 2007.

At November 26, 2007, the aggregate market value of the common stock held by non-affiliates of the issuer was $1,712,167.

At November 26, 2007, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one)    Yes       No

Documents incorporated by reference: None

GOLF ROUNDS.COM, INC.

ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2007

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

Golf Rounds.com, Inc. was incorporated in 1968 as a Delaware corporation and is also authorized to conduct business in New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports-related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

In August 2001, the Company determined to cease operations of its golfrounds.com and skiingusa.com websites since continued maintenance of these websites was not a productive use of the Company’s resources. The Company still own the rights to these domain names and may sell them in connection with a business combination.

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

OUR BUSINESS PLAN

Generally

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’). We intend to use our available working capital ($2,232,850 as of August 31, 2007), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists,

bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage such firms in the future, in which event, we may pay a finder’s fee or other compensation for such introductions if they result in consummated transactions. These fees are customarily between 1% and 5% of the size of the overall transaction, based upon a sliding scale of the amount involved.

Selection of a target business and structuring of a business combination

Our management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	the financial condition and results of operation of the target;

•	the growth potential of the target and that of the industry in which the target operates;

•	the experience and skill of the target’s management and availability of additional personnel;

•	the capital requirements of the target;

•	the competitive position of the target;

•	the stage of development that the target’s products, processes or services are at;

•	the degree of current or potential market acceptance of the target’s products, processes or services;

•	proprietary features and the degree of intellectual property or other protection of the target’s products, processes or services;

•	the regulatory environment of the industry in which the target operates;

•	the prospective equity interest in, and opportunity for control of, the target; and

•	the costs associated with effecting the business combination.

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

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

Until we are presented with a specific opportunity for a business combination, we are unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. We do not have any full-time employee who will be devoting 100% of his or her time to our affairs. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital otherwise available to complete a business combination.

Limited ability to evaluate the target business’ management

Although we intend to carefully scrutinize the management of a prospective target business before effecting a business combination, we cannot assure you that our assessment of the target’s management will prove to be correct, especially in light of the possible inexperience of our officers and directors in evaluating certain types of businesses. In addition, we cannot assure you that the target’s future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs after a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

We may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you, however, that we will be able to recruit additional managers who have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Investment Company Act

We may participate in a business or opportunity by purchasing, trading or selling the securities of a business. We do not intend to engage primarily in these activities and we are not registered as an ‘‘investment company’’ under the Investment Company Act of 1940. We do not believe that registration under the act is required based upon our proposed activities. We intend to conduct our activities so as to avoid being classified as an ‘‘investment company’’ and avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and its regulations.

The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an ‘‘investment company’’ but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an ‘‘investment company,’’ especially during the period prior to a business combination. In the event we are deemed to be an ‘‘investment company,’’ we may become subject to certain restrictions relating to our activities and regulatory burdens, including:

•	restrictions on the nature of our investments; and

•	the issuance of securities,

and have imposed upon us certain requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.

In the event we are characterized as an ‘‘investment company,’’ we would be required to comply with these additional regulatory burdens, which would require additional expense.

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

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the symbol ‘‘TEEE’’. Below is a table indicating the range of high and low bid information for the common stock as reported by the OTC Bulletin Board for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

PERIOD	HIGH ($)	LOW ($)
Fiscal 2008
First Quarter*	0.81	0.80
Fiscal 2007
First Quarter	0.84	0.75
Second Quarter	0.86	0.78
Third Quarter	0.92	0.82
Fourth Quarter	0.85	0.78
Fiscal 2006
First Quarter	0.77	0.75
Second Quarter	0.90	0.65
Third Quarter	0.75	0.71
Fourth Quarter	0.77	0.67

*	Through November 26, 2007

HOLDERS

As of November 26, 2007, we believe there were more than 400 beneficial holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal year 2007 compared to fiscal year 2006

For the year ended August 31, 2007, other income (interest) was $112,747 as compared to $94,571 for the year ended August 31, 2006. The increase in interest income for the year ended August 31, 2007, was due to the higher rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

In July and August of 2006, we incurred due diligence expenses in the amount of $5,325 in performing due diligence with regards to several potential merger candidates, but both targets were abandoned.

General, administrative and other expenses were $153,591 for the year ended August 31, 2007, as compared to $182,626 for the year ended August 31, 2006. The decrease in expenses was due to lower stock-based compensation expenses of $7,400, audit and accounting fee expenses of $6,304, merger costs expenses of $5,325, legal expenses of $5,167, directors and officers liability insurance expenses of $4,096, taxes and licenses of $816, and payroll expenses of $56, offset by higher postage of $72, bank charges of $38, stockholder service expenses of $11 and dues and subscriptions of $8.

General, administrative and other expenses for the year ended August 31, 2007, consisted of directors and officers liability insurance expenses of $43,592, payroll expenses of $32,354, audit and accounting fee expenses of $23,114, stock-based compensation expense of $22,000, legal expenses of $12,219, office sharing expenses of $10,800, stockholder service expenses of $6,320, taxes and license expenses of $2,549, postage of $286, bank charges of $200 and dues and subscriptions of $157.

LIQUIDITY AND CAPITAL RESOURCES

General

At August 31, 2007, cash and cash equivalents were $2,204,485, which included $2,160,014 that was invested in U.S. Treasury Securities that matures in November 2007 yielding 4.87% and $40,808 invested in a money market with an effective yield of 4.30% and $3,663 in a non-interest bearing checking account. At August 31, 2007, working capital was $2,232,850.

Cash flows used in operating activities for the year ended August 31, 2007 of $14,087 primarily relates to general and administrative expenses net of stock-based compensation expense.

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

We have audited the accompanying consolidated balance sheet of Golf Rounds.com, Inc. and subsidiary as of August 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2007 and the results of their operations and cash flows for the years ended August 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
November 13, 2007

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,204,485
Prepaid expenses	29,440
TOTAL CURRENT ASSETS	2,233,925
TOTAL ASSETS	$2,233,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,075
TOTAL CURRENT LIABILITIES	1,075
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473
Additional capital in excess of par value	4,883,339
Accumulated deficit	(2,684,962)
TOTAL STOCKHOLDERS’ EQUITY	2,232,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,233,925

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

	August 31,
	2007	2006
EXPENSES:
General, administrative and other	$153,591	$182,626
TOTAL EXPENSES	153,591	182,626
LOSS FROM OPERATIONS	(153,591)	(182,626)
OTHER INCOME:
Interest	112,747	94,571
TOTAL OTHER INCOME	112,747	94,571
NET LOSS	$(40,844)	$(88,055)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

	Common Stock		Additional Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Par Value
Balance, August 31, 2005	3,447,377	$34,473	$4,831,939	$(2,556,063)	$2,310,349
Stock-based compensation	—	—	29,400	—	29,400
Net loss	—	—	—	(88,055)	(88,055)
Balance, August 31, 2006	3,447,377	34,473	4,861,339	(2,644,118)	2,251,694
Stock-based compensation	—	—	22,000	—	22,000
Net loss	—	—	—	(40,844)	(40,844)
Balance, August 31, 2007	3,447,377	$34,473	$4,883,339	$(2,684,962)	$2,232,850

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

	August 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,844)	$(88,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,000	29,400
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,932	628
(Decrease) increase in accounts payable and accrued expenses	(2,175)	1,111
NET CASH USED IN OPERATING ACTIVITIES	(14,087)	(56,916)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,087)	(56,916)
CASH AND CASH EQUIVALENTS – beginning	2,218,572	2,275,488
CASH AND CASH EQUIVALENTS – ending	$2,204,485	$2,218,572

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AUGUST 31, 2007 AND 2006

NOTE 1 — CORPORATE OPERATIONS

Golf Rounds.com, Inc. (the ‘‘Company’’) was incorporated in 1968 as a Delaware corporation and is also authorized to conduct business in New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports-related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

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

The Company’s current business plan is primarily to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’). The Company intends to use its available working capital, capital stock, debt, or a combination of these to effect a business combination with a target business which management believes has significant growth potential.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION

Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) 123 (revised 2004), ‘‘Share-Based Payment’’, or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the ‘‘FASB’’), and the Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin (‘‘SAB’’) No. 107, or SAB 107, associated with the accounting for share-based compensation arrangements of employees and directors. These pronouncements require that equity-based compensation cost be measured at the

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AUGUST 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. The Company adopted SFAS 123R using the prospective method for the year ended August 31, 2006. Under this method, share-based compensation is recognized for all new share-based awards and to awards modified, repurchased, or cancelled on or after December 15, 2005, the effective date, in accordance with the original provisions of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) based on the grant date fair value estimated using the Black-Scholes option pricing model.

INCOME TAXES

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes.

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

LOSS PER SHARE

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 835,251 and 795,251 options for the years ended August 31, 2007 and 2006, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and accounts payable and accrued expenses are recorded in the financial statements at cost, which approximates fair value due to the short-term maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS No. 159’’), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted account principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AUGUST 31, 2007 AND 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS no. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (‘‘GAAP’’). SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (‘‘AICPA’’) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AUGUST 31, 2007 AND 2006

NOTE 3 — INCOME TAXES

The components of the benefit (provision) for income taxes from continuing operations are as follows for the years ended August 31:

	2007	2006
Current benefit (provision): federal	$—	$—
Current provision: state	—	—
Total current provision	—	—
Deferred provision: federal	—	—
Deferred provision: state	—	—
Total deferred provision	—	—
Total provision (benefit) for income taxes from continuing operations	$—	$—

Significant items making up the deferred tax assets and deferred tax liabilities are as follows as of August 31:

	2007	2006
Long-term deferred taxes:
Operating loss carryforwards-federal	$482,000	$473,000
Operating loss carryforwards-state	136,000	142,000
Total deferred tax assets	618,000	615,000
Less: valuation allowance	(618,000)	(615,000)
Net deferred tax assets	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2007 and 2006 for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at August 31, 2007. The net change in the valuation allowance during the year ended August 31, 2007 was an increase of $3,000. The valuation allowance as of August 31, 2007 was $618,000.

The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2007.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AUGUST 31, 2007 AND 2006

NOTE 3 — INCOME TAXES (CONTINUED)

Year	Federal	New Jersey	Georgia
2007	$—	$516,000	$—
2008	—	213,000	—
2011	185,000	—	—
2019	43,000	—	—
2020	389,000	—	89,000
2021	218,000	—	129,000
2022	187,000	—	207,000
2023	157,000	—	175,000
2024	321,000	—	340,000
2025	117,000	—	168,000
2026	72,000	—	165,000
2027	32,000	—	141,000
	$1,721,000	$729,000	$1,414,000

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2007	2006
Federal tax benefit (provision) rate	28%	28%
State tax benefit (provision) rate	4%	4%
Temporary differences	10%	8%
Permanent differences	(6%)	(5%)
Valuation allowance	(36%)	(35%)
Effective income tax (benefit) provision rate from continuing operations	—%	—%

In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty (50%) percent of a corporation within a three (3) year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards. Such a change in ownership may have occurred in connection with the private placement of securities. Additionally, the Company’s utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.

NOTE 4 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (‘‘Garwood’’). The Company’s President/treasurer/secretary is the chief financial officer of Garwood. The Company’s expense for these shared facilities and bookkeeping services was $10,800 for each of the years ended August 31, 2007 and 2006.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AUGUST 31, 2007 AND 2006

NOTE 5 — STOCK OPTIONS

On July 23, 2007, the Board of Directors awarded to each of its two Directors, for serving on the Board, options to purchase 10,000 shares each of the Company’s common stock, and to the Company’s president/treasurer/secretary, for reviewing possible target businesses, options to purchase 20,000 shares of the Company’s common stock. These options are exercisable immediately or for any time during the ten (10) year period commencing on the grant date of July 23, 2007 at an exercise price of $0.83 per share. Compensation cost of $22,000 was recognized for options issued during fiscal 2007.

On July 17, 2006, the Board of Directors awarded to each of its two Directors, for serving on the Board, options to purchase 10,000 shares each of the Company’s common stock, and to the Company’s president/treasurer/secretary, for reviewing possible target businesses, options to purchase 50,000 shares of the Company’s common stock. These options are exercisable immediately or for any time during the ten (10) year period commencing on the grant date of July 17, 2006 at exercise price of $0.60 per share. Compensation cost of $29,400 was recognized for options issued during fiscal 2006.

The fair values of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, utilizing the assumptions noted in the following table for each fiscal year. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms represent the period of time that options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected term of the options at the time of grant.

	2007	2006
Expected volatility	49%	25%
Expected dividend yield	0%	0%
Expected term (in years)	10	10
Risk-free rate	5.0%	5.0%

A summary of the Company’s stock option activity during the year ended August 31, 2007 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 1, 2006	795,251	$1.10
Granted	40,000	0.83
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at August 31, 2007	835,251	$1.08	4.9	$80,000
Exercisable at August 31, 2007	835,251	$1.08	4.9	$80,000

The weighted-average grant-date fair value of options granted during the years ended August 31, 2007 and 2006 was $0.55 and $0.42, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of August 31, 2007 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to August 31, 2007.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our current directors and officers are as set forth in the table below.

Name	Age	Position
Robert H. Donehew	55	President, Treasurer, Secretary and Director*
Anthony Charos	43	Director*

*	Member of audit committee

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

Audit Committee

Our entire board serves as our audit committee. We do not currently have a ‘‘financial expert,’’ as such term is defined under the securities law, on the committee, but we are in the process of seeking an additional director who will also serve as the financial expert. Previously, the board of directors did not believe it was necessary to have a financial expert on the Committee given our lack of commercial operations and limited financial activities.

Section 16(A) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (‘‘ten percent stockholders’’) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2006, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation for the three years ended August 31, 2007 for our president (and principal executive and accounting officer). No executive officer’s compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2007.

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation(1)		Long-Term Compensation	All Other Compensation
Name and Principal Position		Salary ($)	Bonus ($)	Options (#)
Robert H. Donehew President and Principal Accounting Officer	2007 2006 2005	30,000 30,000 30,000	0 0 0	30,000 60,000 10,000	0 0 0

(1)	The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation).

Option Grants

The following table represents the stock options granted in the fiscal year ended August 31, 2007 to such executive officers.

OPTION GRANTED IN THE LAST FISCAL YEAR

Name of Executive	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price of Options ($)	Market Price on Date of Grant	Expiration Date
Robert H. Donehew	30,000	75%	0.83	$0.83	07/23/17

The following table sets forth the fiscal year end option values of outstanding options at August 31, 2007 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.

AGGREGATED FISCAL YEAR-END OPTION VALUES

Name	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Robert H. Donehew	310,000	0	$36,400	0

(1)	These values are based on the difference between the closing sale price of our common stock on August 31, 2007 (the last trading day of the fiscal year) of $0.80 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

Employment Arrangements

In fiscal year 2006, we issued to Mr. Donehew ten-year options to purchase 50,000 shares at an exercise price of $0.60 per share and vested immediately to compensate him for additional services rendered to the Company and to incentive him for future efforts.

In fiscal year 2007, we issued to Mr. Donehew ten-year options to purchase 20,000 shares at an exercise price of $0.83 per share and vested immediately to compensate him for additional services rendered to the Company and to incentive him for future efforts.

Compensation Arrangements for Directors

Our directors do not currently receive any cash compensation for their services.

In July 2006, we granted to each of our two directors ten-year options to purchase 10,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.60 per share and vested immediately.

In July 2007, we granted to each of our two directors ten-year options to purchase 10,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.83 per share and vested immediately.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table and accompanying footnotes set forth certain information as of November 13, 2007, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of November 13, 2007 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class
Robert H. Donehew Donehew Fund Limited Partnership 111 Village Parkway, Building #2 Marietta, Georgia 30067	445,000	(1)	11.8%
Ronald I. Heller 74 Farview Road Tenafly, New Jersey 07670	374,502	(2)	10.7%
David S. Nagelberg 7012 Rancho La Cima Drive Rancho Santa Fe, California 92067	429,228	(3)	12.5%
Paul O. Koether 211 Pennbrook Road Far Hills, New Jersey 07931	484,690	(4)	14.1%
Shamrock Associates 211 Pennbrook Road Far Hills, New Jersey 07931	409,470	(5)	11.9%

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class
John W. Galuchie, Jr. 376 Main Street Bedminster, New Jersey 07921	212,166	(6)	6.2%
Asset Value Holdings, Inc. 211 Pennbrook Road Far Hills, New Jersey 07931	200,000		5.8%
Galt Asset Management c/o Brian Vitale 125 West Shore Road Huntington, New York 11743	200,000		5.8%
Anthony Charos 275 Engle Street, BA2 Englewood, New Jersey 07631	140,000	(7)	3.9%
All directors and executive officers as a group (two persons)	585,000	(8)	15.1%

(1)	Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes 310,000 shares of common stock issuable upon exercise of exercisable options.
(2)	Includes 48,522 shares of common stock issuable upon exercise of exercisable options (‘‘Purchase Option’’), 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97 (‘‘Ronald Trust’’), 144,615 shares of common stock held of record by the Joyce L. Heller Revocable Trust dated 12/23/97 (‘‘Joyce Trust’’) and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA (‘‘Ronald IRA’’). Joyce L. Heller does not directly own any shares of common stock. As the co-trustee of the Ronald Trust and Joyce Trust, Joyce has shared voting and dispositive power over the shares held in such trusts. Although Joyce disclaims any voting or dispositive power over the 48,522 shares of Common Stock owned by Ronald through the Purchase Option and the 36,750 shares of Common Stock held for the benefit of the Ronald IRA, all of which Ronald has sole voting and dispositive power over, Joyce may be deemed to beneficially own such shares pursuant to interpretations of the Securities and Exchange Commission.
(3)	Held by the David S. Nagelberg 2003 Revocable Trust of which David S. Nagelberg is the sole trustee.
(4)	Includes 209,470 shares of common stock beneficially owned by Shamrock Associates, of which Mr. Koether is the general partner, 200,000 shares held by Asset Value Holdings, Inc., of which Mr. Koether is President, 7,166 shares owned by Sun Equities Corporation, of which Mr. Koether is Chairman and a principal stockholder; 1,666 shares held by Mr. Koether’s IRA, 20,000 shares owned by Mr. Koether’s wife; and 15,000 shares held in discretionary accounts for Mr. Koether’s brokerage customers.
(5)	Includes 200,000 shares of common stock held by Asset Value Holding, of which Shamrock Associates is the ultimate parent. Shamrock Associates disclaims beneficial ownership of these shares.
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
(7)	Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 120,000 shares of common stock issuable upon exercise of exercisable options.
(8)	Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew and Anthony Charos.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Filed.

See Exhibit Index appearing later in this Report.

(b)	Reports on Form 8-K.

Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2007	2006
Audit Fees(1)	$21,114	$29,418
Tax Fees	0	0
Total	$21,114	$29,418

(1)	Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2007 and 2006 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 26, 2007	GOLF ROUNDS.COM, INC.
(Registrant)
By: /s/ Robert H. Donehew Name: Robert H. Donehew Title: President, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew Robert H. Donehew	President, Treasurer, Secretary and Director (Principal Executive and Principal Accounting and Financial Officer)
/s/ Anthony Charos Anthony Charos	Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference from Document	No. in Document
1.1	Agreement and Plan of Merger	A	2.1
2.1	Agreement and Plan of Reorganization and Merger, dated as of September 19, 2003, among the Company, DPE Acquisition Corp. and Direct Petroleum Exploration, Inc.	E	2.1
3.1	Certificate of Incorporation	A	3.1
3.1.1	Bylaws	A	3.1.1
10.1	Stock Purchase Agreement, dated January 18, 2000, among Asset Value Holdings, Inc., Bradford Trading Company, Paul Koether, Shamrock Associates, Sun Equities Corporation, Thomas K. Van Herwarde, The Rachel Beth Heller1997 Trust Dated 7/9/97, The Evan Todd Heller Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited Partnership, Jonathan & Nancy Glaser Family Trust Dated 12/16/98, W. Robert Ramsdell and Nagelberg Family Trust Dated 9/24/97	B	2.1
10.2	Form of option agreement for options issued as of March 13, 2000	C	10.2
10.3	Form of registration rights agreement between the Company and certain security holders.	C	10.6
10.4	Form of option agreement, dated December 28, 2000 between the Company and each of John F. McCarthy, III and Robert H. Donehew	D	10.9
10.4.1	Schedule of option agreements in the form of Exhibit 10.4, including material detail in which such documents differ from Exhibit 10.4	F	10.9.2
10.5	Form of option agreement between Company and each of John F. McCarthy, III, Robert H. Donehew and Anthony Charos	H
10.5.1	Schedule of option agreements in the form of Exhibit 10.5, including material detail in which such documents differ from Exhibit 10.5
10.6	Form of option agreement between Company and each of Robert H. Donehew and Anthony Charos	Filed herewith
10.6.1	Schedule of option agreements in the form of Exhibit 10.6, including material detail in which such documents differ from Exhibit 10.6	Filed herewith
10.7	Code of Ethics	G	10.16
31.1	Section 302 Certification	H
31.2	Section 302 Certification	H

Exhibit Number	Description	Incorporated By Reference from Document	No. in Document
32.1	Section 906 Certification	H
99.1	Risk Factors	H	99.1

A	Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.
B	Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2000.
C	Company’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2000.
D	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001.
E	Company’s Current Report on Form 8-K, filed with the SEC on October 8, 2003.
F	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2002.
G	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.
H	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.