Form 10QSB
period 2007-11-30
GOLF ROUNDS COM INC
filed 2008-01-14
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

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

Yes         No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of January 11, 2008, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes         No

ITEM 1.    FINANCIAL STATEMENTS

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

November 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,209,933
Prepaid expenses	20,275
TOTAL CURRENT ASSETS	2,230,208
TOTAL ASSETS	$2,230,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,255
TOTAL CURRENT LIABILITIES	13,255
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473
Additional capital in excess of par value	4,883,339
Accumulated deficit	(2,700,859)
TOTAL STOCKHOLDERS’ EQUITY	2,216,953
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,230,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,
	2007	2006
EXPENSES:
General, administrative and other	$38,506	$40,667
TOTAL EXPENSES	38,506	40,667
LOSS FROM OPERATIONS	(38,506)	(40,667)
OTHER INCOME:
Interest	22,609	27,128
TOTAL OTHER INCOME	22,609	27,128
NET LOSS	$(15,897)	$(13,539)
NET LOSS PER COMMON SHARE – BASIC AND FULLY DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND FULLY DILUTED	3,447,377	3,447,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,897)	$(13,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	9,165	11,766
Increase in accounts payable and accrued expenses	12,180	11,638
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,448	9,865
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,448	9,865
CASH AND CASH EQUIVALENTS – beginning	2,204,485	2,218,572
CASH AND CASH EQUIVALENTS – ending	$2,209,933	$2,228,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of November 30, 2007 and 2006

NOTE 1 — BASIS OF PRESENTATION

(A)    Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the ‘‘Company’’), as of November 30, 2007, and the unaudited condensed consolidated statements of operations and cash flows for the three months ended November 30, 2007 and 2006 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2007, as filed with the Securities and Exchange Commission on November 26, 2007.

The results of operations for the three months ended November 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).

(C)    Loss per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Excluded from the net loss per share calculations for the three months ended November 30, 2007 and 2006 are contingently issuable shares of 815,251 and 795,251, respectively, which, if included, would have an anti-dilutive effect.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

When used in this Report, words or phrases such as ‘‘will likely result,’’ ‘‘management expects,’’ ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended August 31, 2007.

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

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’). We intend to use our available working capital ($2,216,953 as of November 30, 2007), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Three months ended November 30, 2007 compared to three months ended November 30, 2006

For the three months ended November 30, 2007, other income (interest) was $22,609 as compared to $27,128 for the three months ended November 30, 2006. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $38,506 for the three months ended November 30, 2007, as compared to $40,667 for the three months ended November 30, 2006. The decrease in expenses was due to lower directors and officers liability insurance expenses of $2,601, audit and accounting fee expenses of $2,000, offset by higher legal expenses of $1,474, taxes and licenses of $934, stockholder service expenses of $16, and dues and subscriptions expenses of $16.

General, administrative and other expenses for the three months ended November 30, 2007 consisted of audit and accounting fee expenses of $10,000, directors and officers liability insurance expenses of $9,165, payroll expenses of $8,074, legal expenses of $5,326, office sharing expenses of $2,700, stockholder service expenses of $1,516, taxes and license expenses of $1,502, dues and subscriptions expenses of $173 and bank charges of $50.

Liquidity and capital resources

General

As of November 30, 2007, cash and cash equivalents were $2,209,933, which includes $2,182,818 that is invested in U.S. Treasury Securities that matures in February 2008 yielding 3.59%, $10,583 invested in a money market with an effective yield of 4.01% and $16,532 in a non-interest bearing checking account. At November 30, 2007, working capital was $2,216,953.

The Company’s total liabilities as of November 30, 2007 were $13,255, of which $11,667 was for professional fees for services.

Cash flows provided by operating activities for the three months ended November 30, 2007 of $5,448 relates to a $9,165 decrease in prepaid expenses and a $12,180 increase in accounts payable and accrued expenses, offset by a $15,897 net loss.

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

Contractual obligations

The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-KSB for the year ended August 31, 2007.

ITEM 3.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of November 30, 2007 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLF ROUNDS.COM, INC.
Dated: January 11, 2008	By:	/s/ Robert H. Donehew
Robert H. Donehew President (Principal Executive Officer) and Treasurer (Principal Financial Officer)