Form 10QSB
period 2008-02-29
GOLF ROUNDS COM INC
filed 2008-04-14
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

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

Yes         No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 14, 2008, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes           No

ITEM 1.    FINANCIAL STATEMENTS

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

February 29, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,190,293
Prepaid expenses	11,110
TOTAL CURRENT ASSETS	2,201,403
TOTAL ASSETS	$2,201,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,268
TOTAL CURRENT LIABILITIES	6,268
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473
Additional paid-in capital	4,883,339
Accumulated deficit	(2,722,677)
TOTAL STOCKHOLDERS’ EQUITY	2,195,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,201,403

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 29, 2008	February 28, 2007
EXPENSES:
General, administrative and other	$36,597	$33,506
TOTAL EXPENSES	36,597	33,506
LOSS FROM OPERATIONS	(36,597)	(33,506)
OTHER INCOME:
Interest	14,779	26,909
TOTAL OTHER INCOME	14,779	26,909
NET LOSS	$(21,818)	$(6,597)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	February 29, 2008	February 28, 2007
EXPENSES:
General, administrative and other	$75,103	$74,174
TOTAL EXPENSES	75,103	74,174
LOSS FROM OPERATIONS	(75,103)	(74,174)
OTHER INCOME:
Interest	37,388	54,038
TOTAL OTHER INCOME	37,388	54,038
NET LOSS	$(37,715)	$(20,136)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,715)	$(20,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	18,330	23,532
Increase (decrease) in accounts payable and accrued expenses	5,193	(3,200)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(14,192)	196
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,192)	196
CASH AND CASH EQUIVALENTS – beginning	2,204,485	2,218,572
CASH AND CASH EQUIVALENTS – ending	$2,190,293	$2,218,768

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of February 29, 2008 and February 28, 2007

NOTE 1 — BASIS OF PRESENTATION

(A)    Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the ‘‘Company’’), as of February 29, 2008, and the unaudited condensed consolidated statements of operations for the three and six months ended February 29, 2008 and February 28, 2007 and the unaudited condensed consolidated statements of cash flows for the six months ended February 29, 2008 and February 28, 2007 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2007, as filed with the Securities and Exchange Commission on November 26, 2007.

The results of operations for the three and six months ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)    Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.

(C)    Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Excluded from the net loss per share calculations for the three and six months ended February 29, 2008 and February 28, 2007 are contingently issuable shares of 815,251 and 795,251, respectively, which, if included, would have an anti-dilutive effect.

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

(E)    Fair Value of Financial Instruments

Cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

(F)    Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’). We intend to use our available working capital of $2,195,135 (as of February 29, 2008), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Three months ended February 29, 2008 compared to three months ended February 28, 2007

For the three months ended February 29, 2008, other income (interest) was $14,779 as compared to $26,909 for the three months ended February 28, 2007. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $36,597 for the three months ended February 29, 2008, as compared to $33,506 for the three months ended February 28, 2007. The increase in expenses was due to higher legal expenses of $6,268, taxes and licenses of $1,128, and stockholder service expenses of $16, offset by lower directors and officers liability insurance expenses of $2,601, audit and accounting fee expenses of $1,697, and bank charges of $23.

General, administrative and other expenses for the three months ended February 29, 2008 consisted of legal expenses of $10,257, directors and officers liability insurance expenses of $9,165, payroll expenses of $8,074, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, taxes and license expenses of $2,083, stockholder service expenses of $1,516, and bank charges of $52.

Six months ended February 29, 2008 compared to six months ended February 28, 2007

For the six months ended February 29, 2008, other income (interest) was $37,388 as compared to $54,038 for the six months ended February 28, 2007. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $75,103 for the six months ended February 29, 2008, as compared to $74,174 for the six months ended February 28, 2007. The increase in expenses was due to higher legal expenses of $7,743, taxes and licenses of $2,062, stockholder service expenses of $32, and dues and subscriptions of $15, offset by lower directors and officers liability insurance expenses of $5,202, audit and accounting fee expenses of $3,698, and bank charges of $23.

General, administrative and other expenses for the six months ended February 29, 2008 consisted of directors and officers liability insurance expenses of $18,330, payroll expenses of $16,148, legal expenses of $15,583, audit and accounting fee expenses of $12,750, office sharing expenses of $5,400, taxes and license expenses of $3,585, stockholder service expenses of $3,032, dues and subscriptions of $173, and bank charges of $102.

Liquidity and capital resources

General

As of February 29, 2008, cash and cash equivalents were $2,190,293, which includes $2,188,150 that is invested in a money market with an effective yield of 2.95% and $2,143 in a non-interest bearing checking account. At February 29, 2008, working capital was $2,195,135.

The Company’s total liabilities as of February 29, 2008 were $6,268, of which $6,218 was for professional fees for services.

Cash flows used by operating activities for the six months ended February 29, 2008 of $14,192 relates to an $18,330 decrease in prepaid expenses and a $5,193 increase in accounts payable and accrued expenses, offset by a $37,715 net loss.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

ITEM 3.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of February 29, 2008 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLF ROUNDS.COM, INC.
Dated: April 14, 2008	By:	/s/ Robert H. Donehew
Robert H. Donehew President (Principal Executive Officer) and Treasurer (Principal Financial Officer)