Form 10QSB
period 2008-05-31
GOLF ROUNDS COM INC
filed 2008-07-11
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 11, 2008, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

ITEM 1.	FINANCIAL STATEMENTS

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

May 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,143,162
Prepaid expenses	35,250

TOTAL CURRENT ASSETS	2,178,412

TOTAL ASSETS	$2,178,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,463

TOTAL CURRENT LIABILITIES	1,463

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473
Additional paid-in capital	4,883,339
Accumulated deficit	(2,740,863)

TOTAL STOCKHOLDERS’ EQUITY	2,176,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,178,412

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended May 31,
	2008	2007

EXPENSES:
General, administrative and other	$28,330	$30,404

TOTAL EXPENSES	28,330	30,404

LOSS FROM OPERATIONS	(28,330)	(30,404)

OTHER INCOME:
Interest	10,144	27,801

TOTAL OTHER INCOME	10,144	27,801

NET LOSS	$(18,186)	$(2,603)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2008	2007

EXPENSES:
General, administrative and other	$103,433	$104,578

TOTAL EXPENSES	103,433	104,578

LOSS FROM OPERATIONS	(103,433)	(104,578)

OTHER INCOME:
Interest	47,532	81,839

TOTAL OTHER INCOME	47,532	81,839

NET LOSS	$(55,901)	$(22,739)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,901)	$(22,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,810)	(2,233)
Increase (decrease) in accounts payable and accrued expenses	388	(2,688)

NET CASH USED IN OPERATING ACTIVITIES	(61,323)	(27,660)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,323)	(27,660)
CASH AND CASH EQUIVALENTS – beginning	2,204,485	2,218,572

CASH AND CASH EQUIVALENTS – ending	$2,143,162	$2,190,912

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended May 31, 2008 and 2007

NOTE 1 —	BASIS OF PRESENTATION

(A)	Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of May 31, 2008, and the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2008 and 2007 and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2008 and 2007 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2007, as filed with the Securities and Exchange Commission on November 26, 2007.

The results of operations for the three and nine months ended May 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.

(C)	Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Excluded from the net loss per share calculations for the three and nine months ended May 31, 2008 and 2007 are contingently issuable shares of 815,251 and 795,251, respectively, which, if included, would have an anti-dilutive effect.

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended May 31, 2008 and 2007

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet determined the effect on our financial statements, if any, upon the adoption of SFAS 161.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended August 31, 2007.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report.

OVERVIEW

General

Golf Rounds.com, Inc. (the “Company”) was incorporated in 1968 as a Delaware corporation, which is also authorized to conduct business in New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports — related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

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

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $2,176,949 (as of May 31, 2008), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Three months ended May 31, 2008 compared to three months ended May 31, 2007

For the three months ended May 31, 2008, other income (interest) was $10,144 as compared to $27,801 for the three months ended May 31, 2007. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $28,330 for the three months ended May 31, 2008, as compared to $30,404 for the three months ended May 31, 2007. The decrease in expenses was due to lower directors and officers liability insurance expenses of $2,035, audit and accounting fee expenses of $1,166, stockholder service expenses of $320, and bank charges of $44, offset by higher legal expenses of $1,255, dues and subscriptions of $134, office expenses of $101, and taxes and licenses of $1.

General, administrative and other expenses for the three months ended May 31, 2008 consisted of directors and officers liability insurance expenses of $8,860, payroll expenses of $8,132, legal expenses of $3,633, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, stockholder service expenses of $1,500, taxes and license expenses of $514, dues and subscriptions of $134, office expenses of $101, and bank charges of $6.

Nine months ended May 31, 2008 compared to nine months ended May 31, 2007

For the nine months ended May 31, 2008, other income (interest) was $47,532 as compared to $81,839 for the nine months ended May 31, 2007. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $103,433 for the nine months ended May 31, 2008, as compared to $104,578 for the nine months ended May 31, 2007. The decrease in expenses was due to lower directors and officers liability insurance expenses of $7,237, audit and accounting fee expenses of $4,864, stockholder service expenses of $289, and bank charges of $67, offset by higher legal expenses of $8,998, taxes and licenses of $2,063, dues and subscriptions of $150, and office expenses of $101.

General, administrative and other expenses for the nine months ended May 31, 2008 consisted of directors and officers liability insurance expenses of $27,190, payroll expenses of $24,279, legal expenses of $19,217, audit and accounting fee expenses of $15,500, office sharing expenses of $8,100, stockholder service expenses of $4,532, taxes and license expenses of $4,099, dues and subscriptions of $307, bank charges of $108, and office expenses of $101.

Liquidity and capital resources

General

As of May 31, 2008, cash and cash equivalents were $2,143,162, which includes $2,142,437 that is invested in U.S. Treasury Securities that mature in July 2008 yielding 1.38%, $86 invested in a money market with an effective yield of 2.01% and $639 in a non-interest bearing checking account. As of May 31, 2008, working capital was $2,176,949.

The Company’s total liabilities at May 31, 2008 were $1,463, all of which was for professional fees for services.

Cash flows used by operating activities for the nine months ended May 31, 2008 of $61,323 relates to a net loss of $55,901 and an increase in prepaid expenses of $5,810, offset by an increase in accounts payable and accrued expenses $388.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet determined the effect on our financial statements, if any, upon the adoption of SFAS 161.

ITEM 3.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was made as of May 31, 2008 under the supervision and with the participation of our management, including our chairman, president and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLF ROUNDS.COM, INC.

Dated: July 11, 2008	By: /s/ Robert H. Donehew Robert H. Donehew President (Principal Executive Officer) and Treasurer (Principal Financial Officer)