Form 10KSB
period 2008-08-31
GOLF ROUNDS COM INC
filed 2008-11-07
CIK 319016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended August 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
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
Title of Class:
Common Stock, par value $0.01 per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
State issuer’s revenues for its most recent fiscal year.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The Registrant had no revenues during the fiscal year ended August 31, 2008.
At November 6, 2008, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $931,285.
At November 6, 2008, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑
Documents incorporated by reference: None

GOLF ROUNDS.COM, INC.
ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR ENDED AUGUST 31, 2008

PART I
ITEM 1. DESCRIPTION OF BUSINESS
INTRODUCTION
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
OUR BUSINESS PLAN
     Generally
     Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $2,160,370 (as of August 31, 2008), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
     Investment Company Act
     We may participate in a business or opportunity by purchasing, trading or selling the securities of a business. We do not intend to engage primarily in these activities and we are not registered as an “investment company” under the Investment Company Act of 1940. We do not believe that registration under the act is required based upon our proposed activities. We intend to conduct our activities so as to avoid being classified as an “investment company” and avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and its regulations.
     The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an “investment company” but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an “investment company,” especially during the period prior to a business combination. In the event we are deemed to be an “investment company,” we may become subject to certain restrictions relating to our activities and regulatory burdens, including:
•	restrictions on the nature of our investments; and

•	the issuance of securities,
and have imposed upon us certain requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.
In the event we are characterized as an “investment company,” we would be required to comply with these additional regulatory burdens, which would require additional expense.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
     Our common stock is traded on the OTC Bulletin Board under the symbol “TEEE”. Below is a table indicating the range of high and low bid information for the common stock as reported by the OTC Bulletin Board for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

	HIGH	LOW
PERIOD	($)	($)
Fiscal 2009
First Quarter*	0.75	0.56

Fiscal 2008
First Quarter	0.81	0.75
Second Quarter	0.79	0.75
Third Quarter	0.75	0.75
Fourth Quarter	0.82	0.75

Fiscal 2007
First Quarter	0.84	0.75
Second Quarter	0.86	0.78
Third Quarter	0.92	0.82
Fourth Quarter	0.85	0.78

*	Through November 6, 2008
HOLDERS
     As of November 6, 2008, we believe there were more than 300 beneficial holders of our common stock.
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
Critical Accounting Policies and Use of Estimates
     The preparation of consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts and classification of expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our consolidated financial statements require significant estimates and judgments:
     Accounting for stock options. We believe that it is important for investors to be aware that there is a high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in the Company’s financial statements may differ significantly from the actual value (if any) realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from the Company.
RESULTS OF OPERATIONS
     We have had no revenues (other than interest and dividend income) since 1992 and will not generate any revenues (other than interest and dividend income) until, at the earliest, the completion of a business combination.
     Fiscal year 2008 compared to fiscal year 2007
     For the year ended August 31, 2008, other income (interest) was $57,307 as compared to $112,747 for the year ended August 31, 2007. The decrease in interest income for the year ended August 31, 2008, was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.
     General, administrative and other expenses were $139,087 for the year ended August 31, 2008, as compared to $153,591 for the year ended August 31, 2007. The decrease in expenses was due to lower stock-based compensation expenses of $12,700, directors and officers liability insurance expenses of $8,152, audit and accounting fee expenses of $4,864, postage expenses of $155, and bank charges of $68, offset by higher legal expenses of $9,091, taxes and licenses of $2,064, dues and subscriptions of $150, office expenses of $101 and stockholder service expenses of $29.
     General, administrative and other expenses for the year ended August 31, 2008, consisted of directors and officers liability insurance expenses of $35,440, payroll expenses of $32,353, legal expenses of $21,310, audit and accounting fee expenses of $18,250, office sharing expenses of $10,800, stock-based compensation expense of $9,300, stockholder service expenses of $6,350, taxes and license expenses of $4,613, dues and subscriptions of $307, bank charges of $132, postage of $131 and office expenses of $101.
LIQUIDITY AND CAPITAL RESOURCES
     General
     At August 31, 2008, cash and cash equivalents were $2,137,198, which included $2,116,860 that was invested in U.S. Treasury Securities that matured in September 2008 yielding 1.68% and $15,439 invested in a money market with an effective yield of 1.25% and $4,899 in a non-interest bearing checking account. At August 31, 2008, working capital was $2,160,370.
     Cash flows used in operating activities for the year ended August 31, 2008 of $67,287 primarily relates to the net loss offset by stock-based compensation expense.
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
     Contractual obligations
     The Company has no material contractual obligations other than those relating to employment as described in Item 10, “Executive Compensation.”
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe we will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet determined the effect on our financial statements, if any, upon the adoption of SFAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, this new standard will have on our financial position and results of operations.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.
ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders:
Golf Rounds.com, Inc.
We have audited the accompanying consolidated balance sheet of Golf Rounds.com, Inc. and subsidiary as of August 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
We were not engaged to examine management’s assertion about the effectiveness of Golf Rounds.com, Inc.’s internal control over financial reporting as of August 31, 2008 included in the Company’s Item 8A “Controls and Procedures” in the Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2008 and the results of their operations and their cash flows for the years ended August 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.
Weinberg & Company, P.A.
Boca Raton, Florida
November 6, 2008

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

August 31, 2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,137,198
Prepaid expenses	27,000

TOTAL CURRENT ASSETS	2,164,198

TOTAL ASSETS	$2,164,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,828

TOTAL CURRENT LIABILITIES	3,828

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value, 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473
Additional paid in capital	4,892,639
Accumulated deficit	(2,766,742)

TOTAL STOCKHOLDERS’ EQUITY	2,160,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,164,198

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

	August 31,
	2008	2007
EXPENSES:

General, administrative and other	$139,087	$153,591

TOTAL EXPENSES	139,087	153,591

LOSS FROM OPERATIONS	(139,087)	(153,591)

OTHER INCOME:
Interest	57,307	112,747

TOTAL OTHER INCOME	57,307	112,747

NET LOSS	$(81,780)	$(40,844)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	3,447,377	3,447,377

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance, August 31, 2006	3,447,377	$34,473	$4,861,339	$(2,644,118)	$2,251,694
Stock-based compensation	—	—	22,000	—	22,000
Net loss	—	—	—	(40,844)	(40,844)

Balance, August 31, 2007	3,447,377	34,473	4,883,339	(2,684,962)	2,232,850
Stock-based compensation	—	—	9,300	—	9,300
Net loss	—	—	—	(81,780)	(81,780)

Balance, August 31, 2008	3,447,377	$34,473	$4,892,639	$(2,766,742)	$2,160,370

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

	August 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,780)	$(40,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,300	22,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,440	6,932
Increase (decrease) in accounts payable and accrued expenses	2,753	(2,175)

NET CASH USED IN OPERATING ACTIVITIES	(67,287)	(14,087)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(67,287)	(14,087)

CASH AND CASH EQUIVALENTS — beginning	2,204,485	2,218,572

CASH AND CASH EQUIVALENTS — ending	$2,137,198	$2,204,485

The accompanying notes are an integral part of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
NOTE 1 — CORPORATE OPERATIONS
Golf Rounds.com, Inc. (the “Company”) was incorporated in 1968 as a Delaware corporation and is also authorized to conduct business in New Jersey and Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports-related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly-owned subsidiary DPE Acquisition Corp. All inter-company balances and transactions have been eliminated in consolidation.
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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
CASH EQUIVALENTS
The Company considers all money market funds and highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents. U.S. Treasury securities are recorded at cost, which approximates their fair value.
STOCK-BASED COMPENSATION
Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the “FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for share-based compensation arrangements of employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. The Company adopted SFAS 123R using the prospective method for the year ended August 31, 2006. Under this method, share-based compensation is recognized for all new share-based awards and to awards modified, repurchased, or cancelled on or after December 15, 2005, the effective date, in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) based on the grant date fair value estimated using the Black-Scholes option pricing model.
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
LOSS PER SHARE
Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 845,251 and 835,251 options for the years ended August 31, 2008 and 2007, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents and accounts payable and accrued expenses are recorded in the financial statements at cost, which approximates fair value due to the short-term maturity of these instruments.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe we will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet determined the effect on our financial statements, if any, upon the adoption of SFAS 161.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, this new standard will have on our financial position and results of operations.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3 — INCOME TAXES
The components of the benefit (provision) for income taxes from continuing operations are as follows for the years ended August 31:

	2008	2007
Current benefit (provision): federal	$—	$—
Current provision: state	—	—

Total current provision	—	—

Deferred provision: federal	—	—
Deferred provision: state	—	—

Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$—	$—

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
Significant items making up the deferred tax assets and deferred tax liabilities are as follows as of August 31:

	2008	2007

Long-term deferred taxes:

Operating loss carryforwards-federal	$506,000	$482,000
Operating loss carryforwards-state	108,000	136,000

Total deferred tax assets	614,000	618,000
Less: valuation allowance	(614,000)	(618,000)

Net deferred tax assets	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2008 and 2007 for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at August 31, 2008. The net change in the valuation allowance during the year ended August 31, 2008 was a decrease of $4,000. The valuation allowance as of August 31, 2008 was $614,000.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 , ” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.
The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2008.

Year	Federal	New Jersey	Georgia
2008	—	213,000	—
2011	185,000	—	—
2019	43,000	—	—
2020	389,000	—	89,000
2021	218,000	—	129,000
2022	187,000	—	207,000
2023	157,000	—	175,000
2024	321,000	—	340,000
2025	117,000	—	168,000
2026	72,000	—	165,000
2027	32,000	—	141,000
2028	86,000	—	134,000

	$1,807,000	$213,000	$1,548,000

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2008	2007

Federal tax benefit (provision) rate	28%	28%
State tax expense	4%	4%
Temporary differences	5%	10%
Permanent differences	(1%)	(6%)

Valuation allowance	(36%)	(36%)

Effective income tax (benefit) provision rate from continuing operations	—%	—%

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
NOTE 4 — RELATED PARTY TRANSACTIONS
On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/treasurer/secretary is the chief financial officer of Garwood. The Company’s expense for these shared facilities and bookkeeping services was $10,800 for each of the years ended August 31, 2008 and 2007.
NOTE 5 — STOCK OPTIONS
On August 7, 2008, the Board of Directors awarded to each of its two Directors, for serving on the Board, options to purchase 10,000 shares each of the Company’s common stock, and to the Company’s president/treasurer/secretary, for reviewing possible target businesses, options to purchase 10,000 shares of the Company’s common stock. These options are exercisable immediately or for any time during the ten (10) year period commencing on the grant date of August 7, 2008 at an exercise price of $0.76 per share. Compensation cost of $9,300 was recognized for options issued during fiscal 2008.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
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

	2008	2007
Expected volatility	21%	49%
Expected dividend yield	0%	0%
Expected term (in years)	10	10
Risk-free rate	3.9%	5.0%
A summary of the Company’s stock option activity during the year ended August 31, 2008 is presented below:

		Weighted-
		Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Number of Shares	Price	Contractual Term	Value
Outstanding at September 1, 2007	835,251	$1.08
Granted	30,000	$0.76
Exercised	—	—
Forfeited	—	—
Expired	(20,000)	$2.56

Outstanding at August 31, 2008	845,251	$1.04	4.2	$57,500

Exercisable at August 31, 2008	845,251	$1.04	4.2	$57,500
The weighted-average grant-date fair value of options granted during the years ended August 31, 2008 and 2007 was $0.31 and $0.55, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 8A(T).	CONTROLS AND PROCEDURES
     Pursuant to Rules adopted by the Securities and Exchange Commission the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.
Management’s Report of Internal Control over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, based on the criteria established in the report on Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.
     Weinberg & Company, our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
     Item 8B.
     There is no information required to be filed on a Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB.

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Our current directors and officers are as set forth in the table below.

Name	Age	Position

Robert H. Donehew	56	President, Treasurer, Secretary and Director*

Anthony Charos	44	Director*

*	Member of audit committee
     ROBERT H. DONEHEW has served as director, president and treasurer since November 2000 and as director, vice president and treasurer from February 2000 until October 31, 2000. He has served as our secretary since December 2005. Since May 2008, Mr. Donehew has been the Chief Financial Officer and a member of the Board of Directors of EndogenX, Inc., a specialty pharmaceutical company. Mr. Donehew has served as a director and the vice president and treasurer of Intercom Systems, Inc. since June 2000 and as its acting chairman and acting president since December 2002. From October 1999 until July 2002, he served as a director of Ensoport Internetworks, Inc. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as chief financial officer of R.D. Garwood, Inc. and Dogwood Publishing Company Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of Medical Systems Development Corp., a medical software company, since 1986.
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
     Audit Committee
     Our entire board serves as our audit committee. We do not currently have a “financial expert,” as such term is defined under the securities law, on the committee, but we are in the process of seeking an additional director who will also serve as the financial expert. Previously, the board of directors did not believe it was necessary to have a financial expert on the Committee given our lack of commercial operations and limited financial activities.

     Section 16(A) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2006, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.
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
     The following table sets forth the compensation for the three years ended August 31, 2008 for our president (and principal executive and accounting officer). No executive officer’s compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2008.
SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
		Annual Compensation(1)		Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation

Robert H. Donehew	2008	$30,000	$0	20,000	$0
President and Principal	2007	$30,000	$0	30,000	$0
Accounting Officer	2006	$30,000	$0	60,000	$0

(1)	The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation).

     Option Grants
     The following table represents the stock options granted in the fiscal year ended August 31, 2008 to such executive officers.
OPTION GRANTED IN THE LAST FISCAL YEAR

	Number of	Percent of Total
	Securities	Options Granted to		Market Price
	Underlying Options	Employees in Fiscal	Exercise Price of	on Date	Expiration
Name of Executive	Granted	Year	Options	of Grant	Date

Robert H. Donehew	20,000	67%	$0.76	$0.76	08/06/18
     The following table sets forth the fiscal year end option values of outstanding options at August 31, 2008 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.
AGGREGATED FISCAL YEAR-END OPTION VALUES

Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)

Robert H. Donehew	330,000	0	$25,650	$0

(1)	These values are based on the difference between the closing sale price of our common stock on August 31, 2008 (the last trading day of the fiscal year) of $0.75 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.
     Employment Arrangements
     In fiscal year 2007, we issued to Mr. Donehew ten-year options to purchase 20,000 shares at an exercise price of $0.83 per share and vested immediately to compensate him for additional services rendered to the Company and to incentive him for future efforts.
     In fiscal year 2008, we issued to Mr. Donehew ten-year options to purchase 10,000 shares at an exercise price of $0.76 per share and vested immediately to compensate him for additional services rendered to the Company and to incentive him for future efforts.
     Compensation Arrangements for Directors
     Our directors do not currently receive any cash compensation for their services.
     In July 2007, we granted to each of our two directors ten-year options to purchase 10,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.83 per share and vested immediately.

     In August 2008, we granted to each of our two directors ten-year options to purchase 10,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.76 per share and vested immediately.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The table and accompanying footnotes set forth certain information as of November 6, 2008, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;
•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of November 6, 2008 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class

Robert H. Donehew	465,000	(1)	12.3%
Donehew Capital, LLC
111 Village Parkway, Building #2
Marietta, Georgia 30067

Ronald I. Heller	374,502	(2)	10.7%
74 Farview Road
Tenafly, New Jersey 07670

David S. Nagelberg	429,228	(3)	12.5%
7012 Rancho La Cima Drive
Rancho Santa Fe, California 92067

Paul O. Koether	484,690	(4)	14.1%
211 Pennbrook Road
Far Hills, New Jersey 07931

Shamrock Associates	409,470	(5)	11.9%
211 Pennbrook Road
Far Hills, New Jersey 07931

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class

John W. Galuchie, Jr.	212,166	(6)	6.2%
376 Main Street
Bedminster, New Jersey 07921

Asset Value Holdings, Inc.	200,000		5.8%
211 Pennbrook Road
Far Hills, New Jersey 07931

Galt Asset Management	200,000		5.8%
c/o Brian Vitale
125 West Shore Road
Huntington, New York 11743

Anthony Charos	150,000	(7)	4.2%
275 Engle Street, BA2
Englewood, New Jersey 07631

All directors and executive officers as a group (two persons)	615,000	(8)	15.7%

(1)	Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes 330,000 shares of common stock issuable upon exercise of exercisable options.

(2)	Includes 48,522 shares of common stock issuable upon exercise of exercisable options (“Purchase Option”), 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97 (“Ronald Trust”), 144,615 shares of common stock held of record by the Joyce L. Heller Revocable Trust dated 12/23/97 (“Joyce Trust”) and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA (“Ronald IRA”). Joyce L. Heller does not directly own any shares of common stock. As the co-trustee of the Ronald Trust and Joyce Trust, Joyce has shared voting and dispositive power over the shares held in such trusts. Although Joyce disclaims any voting or dispositive power over the 48,522 shares of Common Stock owned by Ronald through the Purchase Option and the 36,750 shares of Common Stock held for the benefit of the Ronald IRA, all of which Ronald has sole voting and dispositive power over, Joyce may be deemed to beneficially own such shares pursuant to interpretations of the Securities and Exchange Commission.

(3)	Held by the David S. Nagelberg 2003 Revocable Trust of which David S. Nagelberg is the sole trustee.

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

(5)	Includes 200,000 shares of common stock held by Asset Value Holding, of which Shamrock Associates is the ultimate parent. Shamrock Associates disclaims beneficial ownership of these shares.

(6)	Includes 200,000 shares of common stock held by Asset Value Holdings, Inc., of which Mr. Galuchie is the Treasurer. Mr. Galuchie disclaims beneficial ownership of the shares held by Asset Value Holdings. Also includes 7,166 shares owned by Sun Equities Corporation, of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of the shares held by Sun Equities Corporation.

(7)	Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 130,000 shares of common stock issuable upon exercise of exercisable options.

(8)	Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew and Anthony Charos.
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See Note 4 to the consolidated financial statements contained in this report.
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits Filed.

See Exhibit Index appearing later in this Report.

(b)	Reports on Form 8-K.

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2008	2007
Audit Fees(1)	$18,250	$21,114
Tax Fees	0	0

Total	$18,250	$21,114

(1)	Represents the aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2008 and 2007 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2008	GOLF ROUNDS.COM, INC. (Registrant)
	By:	/s/ Robert H. Donehew
		Name:	Robert H. Donehew
		Title:	President, Treasurer and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew Robert H. Donehew	President, Treasurer, Secretary and Director (Principal Executive and Principal Accounting and Financial Officer)

/s/ Anthony Charos Anthony Charos	Director

EXHIBIT INDEX

		Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document

1.1	Agreement and Plan of Merger between American Metals, Inc. and American Metals Service, Inc.	A	2

3.1	Certificate of Incorporation	A	3	(I)

3.1.1	Bylaws	A	3(II)

10.1	Stock Purchase Agreement, dated January 18, 2000, among Asset Value Holdings, Inc., Bradford Trading Company, Paul Koether, Shamrock Associates, Sun Equities Corporation, Thomas K. Van Herwarde, The Rachel Beth Heller1997 Trust Dated 7/9/97, The Evan Todd Heller Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited Partnership, Jonathan & Nancy Glaser Family Trust Dated 12/16/98, W. Robert Ramsdell and Nagelberg Family Trust Dated 9/24/97	B	2.1

10.2	Form of option agreement for executives and directors	C	10.6

10.4	Code of Ethics	D	10.16

31.1	Section 302 Certification	Filed herewith	—

32.1	Section 906 Certification	Filed herewith	—

99.1	Risk Factors	Filed herewith	___

A	Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.

B	Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2000.

C	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

D	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.