Form 10-Q
period 2008-11-30
GOLF ROUNDS COM INC
filed 2009-01-13
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-10093
Golf Rounds.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-1224913

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 Village Parkway, Building #2, Marietta, Georgia 30067
(Address of principal executive offices) (Zip Code)
770-951-0984
(Registrant’s telephone number)
N/A
(Former name, former address and former fiscal year,
if changed since last report)
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 12, 2009, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑     No ☐

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flow
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4T. Controls and Procedures

PART II — OTHER INFORMATION
Item 1. Legal Proceedings*
Item 1A. Risk Factors*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3. Defaults Upon Senior Securities*
Item 4. Submission of Matters to a Vote of Security Holders*
Item 5. Other Information*
Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX
Exhibit 31.1
Exhibit 32.1

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2008	August 31,
	(Unaudited)	2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,109,854	$2,137,198
Prepaid expenses	18,750	27,000

TOTAL CURRENT ASSETS	2,128,604	2,164,198

TOTAL ASSETS	$2,128,604	$2,164,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,669	$3,828

TOTAL CURRENT LIABILITIES	3,669	3,828

STOCKHOLDERS’ EQUITY:

Common Stock, $.01 par value, 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,892,639	4,892,639
Accumulated deficit	(2,802,177)	(2,766,742)

TOTAL STOCKHOLDERS’ EQUITY	2,124,935	2,160,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,128,604	$2,164,198

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended November 30,
	2008	2007
EXPENSES:
General, administrative and other	$39,486	$38,506

TOTAL EXPENSES	39,486	38,506

LOSS FROM OPERATIONS	(39,486)	(38,506)

OTHER INCOME:
Interest	4,051	22,609

TOTAL OTHER INCOME	4,051	22,609

NET LOSS	$(35,435)	$(15,897)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,435)	$(15,897)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	8,250	9,165
(Decrease) increase in accounts payable and accrued expenses	(159)	12,180

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(27,344)	5,448

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,344)	5,448
CASH AND CASH EQUIVALENTS — beginning	2,137,198	2,204,485

CASH AND CASH EQUIVALENTS — ending	$2,109,854	$2,209,933

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of November 30, 2008, and the unaudited condensed consolidated statements of operations for the three months ended November 30, 2008 and 2007 and the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 2008 and 2007 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2008, as filed with the Securities and Exchange Commission on November 7, 2008.
The results of operations for the three months ended November 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Net loss per common share is based on the weighted average number of common shares outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Excluded from the net loss per share calculations for the three months ended November 30, 2008 and 2007 are contingently issuable shares of 845,251 and 815,251, respectively, which, if included, would have an anti-dilutive effect.
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
(F) Recently Adopted or Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on September 1, 2008, and accordingly, the Company has adopted this pronouncement. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP 157-2, the Company will evaluate the remaining assets and liabilities no later than February 2009.
SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — observable inputs such as quoted prices in active markets.

•	Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 — unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the first quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking statements
When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended August 31, 2008.
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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $2,124,935 (as of November 30, 2008), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that it is important for investors to be aware that there is a particularly high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in the Company’s financial statements may differ significantly from the actual value realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from Golf Rounds.com.
Recently Adopted or Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on September 1, 2008, and accordingly, the Company has adopted this pronouncement. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP 157-2, the Company will evaluate the remaining assets and liabilities no later than February 2009.

SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — observable inputs such as quoted prices in active markets.

•	Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 — unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the first quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.
The Company’s prepaid expenses, accounts payable and accrued expenses are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.
Results of Operations
We have had no revenues (other than interest and dividend income) since 1992 and will not generate any revenues (other than interest and dividend income) until, at the earliest, the completion of a business combination.
Three months ended November 30, 2008 compared to three months ended November 30, 2007
For the three months ended November 30, 2008, other income (interest) was $4,051 as compared to $22,609 for the three months ended November 30, 2007. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses were $39,486 for the three months ended November 30, 2008, as compared to $38,506 for the three months ended November 30, 2007. The increase in expenses was due to higher legal expenses of $1,770, dues and subscriptions of $107, taxes and licenses of $11, bank charges of $4, and stockholder service expenses of $3, offset by lower directors and officers liability insurance expenses of $915.
General, administrative and other expenses for the three months ended November 30, 2008 consisted of audit and accounting fee expenses of $10,000, directors and officers liability insurance expenses of $8,250, payroll expenses of $8,074, legal expenses of $7,096, office sharing expenses of $2,700, stockholder service expenses of $1,519, taxes and license expenses of $1,514, dues and subscriptions of $279, and bank charges of $54.

Liquidity and capital resources
General
As of November 30, 2008, cash and cash equivalents were $2,109,854, which includes $2,101,319 invested in a money market with an effective yield of 1.81% and $8,535 in a non-interest bearing checking account. As of November 30, 2008, working capital was $2,124,935.
The Company’s total liabilities at November 30, 2008 were $3,669, which was comprised of professional fees for services of $1,799, taxes and licenses of $1,541, dues and subscriptions of $279, and payroll liabilities of $50.
Cash flows used in operating activities for the three months ended November 30, 2008 of $27,344 relates to a net loss of $35,435 and a decrease in accounts payable and accrued expenses of $159, offset by a decrease in prepaid expenses of $8,250.
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
Contractual obligations
The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-KSB for the year ended August 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.
Disclosures and Procedures
Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.
This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit 31.1	Section 302 Certification of President and Treasurer
Exhibit 32.1	Section 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF ROUNDS.COM, INC.
Dated: January 12, 2009	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)