Form 10KSB/A
period 2008-08-31
GOLF ROUNDS COM INC
filed 2009-02-18
CIK 319016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-KSB/A
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended August 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ____________to ____________

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
Title of Class:
Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☑
The Registrant had no revenues during the fiscal year ended August 31, 2008.
At February 13, 2009, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $931,285.
At February 13, 2009, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐     No ☑
Documents incorporated by reference: None
The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended August 31, 2008 as set forth in this amendment:
•	The Cover Page to the Annual Report
•	Exhibit 31.1

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2009	GOLF ROUNDS.COM, INC. (Registrant)
	By:	/s/ Robert H. Donehew
		Name:	Robert H. Donehew
		Title:	President, Treasurer and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew Robert H. Donehew	President, Treasurer, Secretary and Director (Principal Executive and Principal Accounting and Financial Officer)

/s/ Anthony Charos Anthony Charos	Director

2