Form 10-Q
period 2009-02-28
GOLF ROUNDS COM INC
filed 2009-04-14
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2009

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
Yes ☑    No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 10, 2009, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑    No ☐

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flow	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T. Controls and Procedures	10
PART II — OTHER INFORMATION	10

Item 1. Legal Proceedings*
Item 1A. Risk Factors*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3. Defaults Upon Senior Securities*
Item 4. Submission of Matters to a Vote of Security Holders*
Item 5. Other Information*
Item 6. Exhibits	10

SIGNATURES	11

EXHIBIT INDEX
Exhibit 31.1
Exhibit 32.1
EX-31.1: CERTIFICATION
EX-32.1: CERTIFICATION

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,
	2009	August 31,
	(Unaudited)	2008

Assets
Current assets:
Cash and cash equivalents	$2,090,064	$2,137,198
Prepaid expenses	10,500	27,000

Total current assets	2,100,564	2,164,198

Total assets	$2,100,564	$2,164,198

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$946	$3,828

Total current liabilities	946	3,828

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,892,639	4,892,639
Accumulated deficit	(2,827,494)	(2,766,742)

Total stockholders’ equity	2,099,618	2,160,370

Total liabilities and stockholders’ equity	$2,100,564	$2,164,198

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2009	2008

Expenses:
General, administrative and other	$30,903	$36,597

Total operating expenses	30,903	36,597

Loss from operations	(30,903)	(36,597)

Other income:
Interest income	5,586	14,779

Total other income	5,586	14,779

Net loss	$(25,317)	$(21,818)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2009	2008

Expenses:
General, administrative and other	$70,389	$75,103

Total operating expenses	70,389	75,103

Loss from operations	(70,389)	(75,103)

Other income:
Interest income	9,637	37,388

Total other income	9,637	37,388

Net loss	$(60,752)	$(37,715)

Net loss per common share — basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(60,752)	$(37,715)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	16,500	18,330
(Decrease) increase in accounts payable and accrued expenses	(2,882)	5,193

Net cash used in operating activities	(47,134)	(14,192)

Net decrease in cash and cash equivalents	(47,134)	(14,192)

Cash and cash equivalents at beginning of period	2,137,198	2,204,485

Cash and cash equivalents at end of period	$2,090,064	$2,190,293

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of February 28, 2009, and the unaudited condensed consolidated statements of operations for the three and six months ended February 28, 2009 and February 29, 2008 and the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 2009 and February 29, 2008 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2008, as filed with the Securities and Exchange Commission on November 7, 2008.
The results of operations for the three and six months ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Net loss per common share is based on the weighted average number of common shares outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Excluded from the net loss per share calculations for the six months ended February 28, 2009 and February 29, 2008 are contingently issuable shares of 845,251 and 815,251, respectively, which, if included, would have an anti-dilutive effect.
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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Unaudited)
•	Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 — unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.

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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $2,099,618 (as of February 28, 2009), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.
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
Three months ended February 28, 2009 compared to three months ended February 29, 2008

Other income (interest) for the three months ended February 28, 2009 decreased to $5,586 from $14,779 for the three months ended February 29, 2008, a decrease of 62.2%. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended February 28, 2009 decreased to $30,903 from $36,597 for the three months ended February 29, 2008, a decrease of 15.6%. The decrease was due to lower legal expenses of $3,331, taxes and licenses of $1,469, directors and officers liability insurance expenses of $915, bank charges of $40, stockholder service expenses of $16, and taxes and license expenses of $5, offset by higher postage expenses of $82.
General, administrative and other expenses for the three months ended February 29, 2008 consisted of directors and officers liability insurance expenses of $8,250, payroll expenses of $8,074, legal expenses of $6,926, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, stockholder service expenses of $1,500, taxes and license expenses of $609, postage expenses of $82, and bank charges of $12.
Six months ended February 28, 2009 compared to six months ended February 29, 2008
Other income (interest) for the six months ended February 28, 2009 decreased to $9,637 from $37,388 for the six months ended February 29, 2008, a decrease of 74.2%. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the six months ended February 28, 2009 decreased to $70,389 from $75,103 for the six months ended February 29, 2008, a decrease of 6.3%. The decrease was due to lower directors and officers liability insurance expenses of $1,830, legal expenses of $1,561, taxes and licenses of $1,458, bank charges of $36, stockholder service expenses of $13, and taxes and license expenses of $5, offset by higher dues and subscriptions of $107 and postage expenses of $82.
General, administrative and other expenses for the six months ended February 29, 2008 consisted of directors and officers liability insurance expenses of $16,500, payroll expenses of $16,148, legal expenses of $14,022, audit and accounting fee expenses of $12,750, office sharing expenses of $5,400, stockholder service expenses of $3,019, taxes and license expenses of $2,123, dues and subscriptions of $279, postage expenses of $82, and bank charges of $66.
Liquidity and capital resources
General
As of February 28, 2009, cash and cash equivalents were $2,090,064, which includes $2,086,906 invested in a money market with an effective yield of 0.63% and $3,158 in a non-interest bearing checking account. As of February 28, 2009, working capital was $2,099,618.
The Company’s total liabilities at February 28, 2009 were $946, which was comprised of professional fees for services of $896 and payroll liabilities of $50.
Cash flows used in operating activities for the six months ended February 28, 2009 of $47,134 stems from both a net loss of $60,752 and a decrease in accounts payable and accrued expenses of $2,882, offset by a decrease in prepaid expenses of $16,500.
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

GOLF ROUNDS.COM, INC.
Dated: April 14, 2009	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)