Form 10-Q
period 2009-05-31
GOLF ROUNDS COM INC
filed 2009-07-01
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2009

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
Yes ☑ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 1, 2009, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
EX-31.1
EX-32.1

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2009	August 31,
	(Unaudited)	2008
Assets

Current assets:
Cash and cash equivalents	$2,053,763	$2,137,198
Prepaid expenses	21,500	27,000

Total current assets	2,075,263	2,164,198

Total assets	$2,075,263	$2,164,198

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$565	$3,828

Total current liabilities	565	3,828

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,892,639	4,892,639
Accumulated deficit	(2,852,414)	(2,766,742)

Total stockholders’ equity	2,074,698	2,160,370

Total liabilities and stockholders’ equity	$2,075,263	$2,164,198

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	May 31,	May 31,
	2009	2008
Expenses:
General, administrative and other	$25,858	$28,330

Total operating expenses	25,858	28,330

Loss from operations	(25,858)	(28,330)

Other income:
Interest income	938	10,144

Total other income	938	10,144

Net loss	$(24,920)	$(18,186)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2009	2008
Expenses:
General, administrative and other	$96,247	$103,433

Total operating expenses	96,247	103,433

Loss from operations	(96,247)	(103,433)

Other income:
Interest income	10,575	47,532

Total other income	10,575	47,532

Net loss	$(85,672)	$(55,901)

Net loss per common share — basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(85,672)	$(55,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	5,500	(5,810)
(Decrease) increase in accounts payable and accrued expenses	(3,263)	388

Net cash used in operating activities	(83,435)	(61,323)

Net decrease in cash and cash equivalents	(83,435)	(61,323)

Cash and cash equivalents at beginning of period	2,137,198	2,204,485

Cash and cash equivalents at end of period	$2,053,763	$2,143,162

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of May 31, 2009, and the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2009 and 2008 and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2009 and 2008 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2008, as filed with the Securities and Exchange Commission on November 7, 2008.
The results of operations for the three and nine months ended May 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Net loss per common share is based on the weighted average number of common shares outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Excluded from the net loss per share calculations for the nine months ended May 31, 2009 and 2008 are contingently issuable shares of 845,251 and 815,251, respectively, which, if included, would have an anti-dilutive effect.
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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008
(Unaudited)
•	Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 — unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the third quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009. The Company believes that the adoption of the above recent pronouncement will not have a material effect on the Company’s results of operations, financial position, or cash flows.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008
(Unaudited)
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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $2,074,698 (as of May 31, 2009), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008
(Unaudited)
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
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the third quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.
The Company’s prepaid expenses, accounts payable and accrued expenses are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009. The Company believes that the adoption of the above recent pronouncement will not have a material effect on the Company’s results of operations, financial position, or cash flows.

Results of Operations
We have had no revenues (other than interest and dividend income) since 1992 and will not generate any revenues (other than interest and dividend income) until, at the earliest, the completion of a business combination.
Three months ended May 31, 2009 compared to three months ended May 31, 2008
Other income (interest) for the three months ended May 31, 2009 decreased to $938 from $10,144 for the three months ended May 31, 2008, a decrease of 90.8%. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended May 31, 2009 decreased to $25,858 from $28,330 for the three months ended May 31, 2008, a decrease of 8.7%. The decrease was due to lower directors and officers liability insurance expenses of $1,860, legal expenses of $896, dues and subscriptions of $134, office expenses of $101, offset by higher stockholder service expenses of $500, bank charges of $18 and taxes and license expenses of $1.
General, administrative and other expenses for the three months ended May 31, 2009 consisted of payroll expenses of $8,132, directors and officers liability insurance expenses of $7,000, audit and accounting fee expenses of $2,750, legal expenses of $2,737, office sharing expenses of $2,700, stockholder service expenses of $2,000, taxes and license expenses of $515, and bank charges of $24.
Nine months ended May 31, 2009 compared to nine months ended May 31, 2008
Other income (interest) for the nine months ended May 31, 2009 decreased to $10,575 from $47,532 for the nine months ended May 31, 2008, a decrease of 77.8%. The decrease in interest income was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the nine months ended May 31, 2009 decreased to $96,247 from $103,433 for the nine months ended May 31, 2008, a decrease of 6.9%. The decrease was due to lower directors and officers liability insurance expenses of $3,690, legal expenses of $2,457, taxes and licenses of $1,457, office expenses of $101, dues and subscriptions of $27, bank charges of $18, and franchise taxes of $5, offset by higher stockholder service expenses of $487 and postage expenses of $82.
General, administrative and other expenses for the nine months ended May 31, 2009 consisted of payroll expenses of $24,280, directors and officers liability insurance expenses of $23,500, legal expenses of $16,759, audit and accounting fee expenses of $15,500, office sharing expenses of $8,100, stockholder service expenses of $5,019, taxes and license expenses of $2,638, dues and subscriptions of $279, postage expenses of $82, and bank charges of $90.
Liquidity and capital resources
General
As of May 31, 2009, cash and cash equivalents were $2,053,763, which includes $2,052,844 invested in a money market with an effective yield of 0.03% and $919 in a non-interest bearing checking account. As of May 31, 2009, working capital was $2,074,698.
The Company’s total liabilities at May 31, 2009 were $565, which was comprised of accrued taxes and licenses of $515 and payroll liabilities of $50.
Cash flows used in operating activities for the nine months ended May 31, 2009 of $83,435 stems from both a net loss of $85,672 and a decrease in accounts payable and accrued expenses of $3,263, offset by a decrease in prepaid expenses of $5,500.
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

GOLF ROUNDS.COM, INC.
Dated: July 1, 2009	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)