Form 10-K
period 2009-08-31
GOLF ROUNDS COM INC
filed 2009-10-26
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 19, 2009, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. As of February 28, 2009, the aggregate market value was $849,656.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).
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
OUR BUSINESS PLAN
          Generally
          Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $2,050,006 (as of August 31, 2009), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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

ITEM 3.	LEGAL PROCEEDINGS
          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	HIGH	LOW
PERIOD	($)	($)
Fiscal 2010
First Quarter*	0.37	0.37

Fiscal 2009
First Quarter	0.72	0.55
Second Quarter	0.55	0.36
Third Quarter	0.71	0.37
Fourth Quarter	0.51	0.35

Fiscal 2008
First Quarter	0.81	0.75
Second Quarter	0.79	0.75
Third Quarter	0.75	0.75
Fourth Quarter	0.82	0.75

*	Through October 19, 2009
HOLDERS
          As of October 19, 2009, we believe there were more than 300 beneficial holders of our common stock.
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
RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.
          None.

ITEM 6.	SELECTED FINANCIAL DATA
          None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          Fiscal year 2009 compared to fiscal year 2008
          For the year ended August 31, 2009, other income (interest) was $10,831 as compared to $57,307 for the year ended August 31, 2008. The decrease in interest income for the year ended August 31, 2009, was due to the lower rates of interest paid to us on our U.S. Treasury Securities and money market fund investments, which are reported as cash and cash equivalents.
          General, administrative and other expenses were $121,195 for the year ended August 31, 2009, as compared to $139,087 for the year ended August 31, 2008. The decrease in expenses was due to lower stock-based compensation expenses of $9,300, directors and officers liability insurance expenses of $7,440, taxes and licenses of $1,460, legal expenses of $894, office expenses of $101, dues and subscriptions of $28, and bank charges of $18, offset by higher stockholder service expenses of $1,267 and postage of $82.
          General, administrative and other expenses for the year ended August 31, 2009, consisted of payroll expenses of $32,354, directors and officers liability insurance expenses of $28,000, legal expenses of $20,416, audit and accounting fee expenses of $18,250, office sharing expenses of $10,800, stockholder service expenses of $7,617, taxes and license expenses of $3,153, dues and subscriptions of $279, postage of $212 and bank charges of $114.
LIQUIDITY AND CAPITAL RESOURCES
          General
          At August 31, 2009, cash and cash equivalents were $2,036,836, which included $2,028,100 invested in a money market with an effective yield of 0.05% and $8,736 in a non-interest bearing checking account. At August 31, 2009, working capital was $2,050,006.
          Cash flows used in operating activities for the year ended August 31, 2009 of $100,362 primarily relates to the net loss offset by the decrease in prepaid expenses.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders:
Golf Rounds.com, Inc.
We have audited the accompanying consolidated balance sheets of Golf Rounds.com, Inc. and subsidiary as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.
Boca Raton, Florida
October 19, 2009

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,036,836	$2,137,198
Prepaid expenses	17,000	27,000

Total current assets	2,053,836	2,164,198

Total assets	$2,053,836	$2,164,198

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,830	$3,828

Total current liabilities	3,830	3,828

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,892,639	4,892,639
Accumulated deficit	(2,877,106)	(2,766,742)

Total stockholders’ equity	2,050,006	2,160,370

Total liabilities and stockholders’ equity	$2,053,836	$2,164,198

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2009	2008
Expenses:
General, administrative and other	$121,195	$139,087

Total operating expenses	121,195	139,087

Loss from operations	(121,195)	(139,087)

Other income:
Interest income	10,831	57,307

Total other income	10,831	57,307

Net loss	$(110,364)	$(81,780)

Net loss per common share — basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2007	3,447,377	$34,473	$4,883,339	$(2,684,962)	$2,232,850

Stock-based compensation	—	—	9,300	—	9,300

Net loss	—	—	—	(81,780)	(81,780)

Balance, August 31, 2008	3,447,377	34,473	4,892,639	(2,766,742)	2,160,370

Net loss	—	—	—	(110,364)	(110,364)

Balance, August 31, 2009	3,447,377	$34,473	$4,892,639	$(2,877,106)	$2,050,006

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(110,364)	$(81,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	9,300
Changes in operating assets and liabilities:
Decrease in prepaid expenses	10,000	2,440
Increase in accounts payable and accrued expenses	2	2,753

Net cash used in operating activities	(100,362)	(67,287)

Net decrease in cash and cash equivalents	(100,362)	(67,287)

Cash and cash equivalents — beginning	2,137,198	2,204,485

Cash and cash equivalents — ending	$2,036,836	$2,137,198

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
NOTE 1 — NATURE OF OPERATIONS
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
(A) PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly-owned subsidiary DPE Acquisition Corp. All inter-company balances and transactions have been eliminated in consolidation.
(B) USE OF ESTIMATES
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
(C) CASH EQUIVALENTS
The Company considers all money market funds and highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents. U.S. Treasury securities are recorded at cost, which approximates their fair value.
(D) STOCK-BASED COMPENSATION
Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with SFAS No. 123(R), “Share Based Payment” and related interpretations. SFAS No. 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
(E) INCOME TAXES
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
(F) LOSS PER SHARE
Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 845,251 stock options for the years ended August 31, 2009 and 2008 are not considered in diluted loss per share because the effect would be anti-dilutive.
(G) VALUATION HIERARCHY
FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of August 31, 2009:

	Total Carrying
	Value at	Fair Value Measurements at August 31, 2009
	August 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,036,836	$2,036,836	$—	$—
There were no changes in the valuation techniques during the three months ended August 31, 2009.
(H) RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
(H) RECENT ACCOUNTING PRONOUNCEMENTS (cont.)
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.
In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.
NOTE 3 — INCOME TAXES
The components of the benefit (provision) for income taxes from continuing operations are as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2009	August 31, 2008
Current (benefit) provision: federal	$—	$—
Current (benefit) provision: state	—	—

Total current provision	—	—

Deferred (benefit) provision: federal	—	—
Deferred (benefit) provision: state	—	—

Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$—	$—

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
NOTE 3 — INCOME TAXES (cont.)
Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	August 31, 2009	August 31, 2008
Long-term deferred taxes:
Operating loss carryforwards-federal	541,000	506,000
Operating loss carryforwards-state	100,000	108,000

Total deferred taxes	641,000	614,000
Less: valuation allowance	(641,000)	(614,000)

Net deferred tax assets	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2009 and 2008 for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at August 31, 2009. The net change in the valuation allowance during the year ended August 31, 2009 was an increase of $27,000. The valuation allowance as of August 31, 2009 was $641,000.
The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2009:

Year	Federal	Georgia
2011	$185,000	$—
2019	43,000	—
2020	389,000	89,000
2021	218,000	129,000
2022	187,000	207,000
2023	157,000	175,000
2024	321,000	340,000
2025	117,000	168,000
2026	72,000	165,000
2027	32,000	141,000
2028	86,000	134,000
2029	124,000	126,000

	$1,931,000	$1,674,000

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2009	August 31, 2008
Federal tax benefit (provision) rate	28%	28%
State tax benefit (provision) rate	4%	4%
Temporary differences	4%	5%
Permanent differences	0%	-1%
Change in valuation allowance	-36%	-36%

Effective Income tax (benefit) provision rate from continuing operations	0%	0%

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
NOTE 3 — INCOME TAXES (cont.)
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
NOTE 4 — RELATED PARTY TRANSACTIONS
On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/treasurer/secretary is the chief financial officer of Garwood. The Company’s expense for these shared facilities and bookkeeping services was $10,800 for each of the years ended August 31, 2009 and 2008.
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

	For the	For the
	Year Ended	Year Ended
Assumptions	August 31, 2009	August 31, 2008
Expected volatility	N/A	21%
Expected life (years)	N/A	10
Risk-free interest rate	N/A	3.9%
Dividend yield	N/A	0%

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
NOTE 5 — STOCK OPTIONS (cont.)
A summary of the Company’s stock option activity during the year ended August 31, 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at September 1, 2008	845,251	$1.04
Granted	—
Exercised	—
Forfeited	—
Expired	—

Balance outstanding at August 31, 2009	845,251	$1.04	3.2	$—

Exercisable at August 31, 2009	845,251	$1.04	3.2	$—

The weighted-average grant-date fair value of options granted during the year ended August 31, 2008 was $0.31.
NOTE 6 — SUBSEQUENT EVENT
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 19, 2009, the date the financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
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
Management’s Report of Internal Control over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, based on the criteria established in the report on Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.
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

ITEM 9B.	OTHER INFORMATION
          There is no information required to be filed on a Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our current directors and officers are as set forth in the table below.

Name	Age	Position
Robert H. Donehew	57	President, Treasurer, Secretary and Director*

Anthony Charos	45	Director*

*	Member of audit committee
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

ITEM 11.	EXECUTIVE COMPENSATION
The following table sets forth the compensation for the three years ended August 31, 2009 for our president (and principal executive and accounting officer). No executive officer’s compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2009.
SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
		Annual Compensation(1)		Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
Robert H. Donehew	2009	$30,000	$0	0	$0
President and Principal	2008	$30,000	$0	20,000	$0
Accounting Officer	2007	$30,000	$0	30,000	$0

(1)	The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation).
Option Grants
     The following table represents the stock options granted in the fiscal year ended August 31, 2009 to such executive officers.
OPTION GRANTED IN THE LAST FISCAL YEAR

	Number of	Percent of Total
	Securities	Options Granted to		Market Price
	Underlying Options	Employees in Fiscal	Exercise Price of	on Date	Expiration
Name of Executive	Granted	Year	Options	of Grant	Date
Robert H. Donehew	0	0%	N/A	N/A	N/A
     The following table sets forth the fiscal year end option values of outstanding options at August 31, 2009 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.
AGGREGATED FISCAL YEAR-END OPTION VALUES

Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)
Robert H. Donehew	330,000	0	$0	$0

(1)	These values are based on the difference between the closing sale price of our common stock on August 31, 2009 (the last trading day of the fiscal year) of $0.50 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table and accompanying footnotes set forth certain information as of October 19, 2009, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;
•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of October 19, 2009 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class
Robert H. Donehew	465,000	(1)	12.3%
Donehew Capital, LLC 111 Village Parkway, Building #2 Marietta, Georgia 30067

Ronald I. Heller	374,502	(2)	10.7%
74 Farview Road Tenafly, New Jersey 07670

David S. Nagelberg	429,228	(3)	12.5%
7012 Rancho La Cima Drive Rancho Santa Fe, California 92067

Paul O. Koether	484,690	(4)	14.1%
211 Pennbrook Road Far Hills, New Jersey 07931

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class
Shamrock Associates	409,470	(5)	11.9%
211 Pennbrook Road Far Hills, New Jersey 07931

John W. Galuchie, Jr.	212,166	(6)	6.2%
376 Main Street Bedminster, New Jersey 07921

Asset Value Holdings, Inc.	200,000		5.8%
211 Pennbrook Road Far Hills, New Jersey 07931

Galt Asset Management	200,000		5.8%
c/o Brian Vitale 125 West Shore Road Huntington, New York 11743

Anthony Charos	150,000	(7)	4.2%
275 Engle Street, BA2 Englewood, New Jersey 07631

All directors and executive officers as a group (two persons)	615,000	(8)	15.7%

(1)	Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes 330,000 shares of common stock issuable upon exercise of exercisable options.

(2)	Includes 48,522 shares of common stock issuable upon exercise of exercisable options (“Purchase Option”), 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97 (“Ronald Trust”), 144,615 shares of common stock held of record by the Joyce L. Heller Revocable Trust dated 12/23/97 (“Joyce Trust”) and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA (“Ronald IRA”). Joyce L. Heller does not directly own any shares of common stock. As the co-trustee of the Ronald Trust and Joyce Trust, Joyce has shared voting and dispositive power over the shares held in such trusts. Although Joyce disclaims any voting or dispositive power over the 48,522 shares of Common Stock owned by Ronald through the Purchase Option and the 36,750 shares of Common Stock held for the benefit of the Ronald IRA, all of which Ronald has sole voting and dispositive power over, Joyce may be deemed to beneficially own such shares pursuant to interpretations of the Securities and Exchange Commission.

(3)	Held by the David S. Nagelberg 2003 Revocable Trust of which David S. Nagelberg is the sole trustee.

(4)	Includes 209,470 shares of common stock beneficially owned by Shamrock Associates, of which Mr. Koether is the general partner, 200,000 shares held by Asset Value Holdings, Inc., of which Mr. Koether is President, 7,166 shares owned by Sun Equities Corporation, of which Mr. Koether is Chairman and a principal stockholder; 1,666 shares held by Mr. Koether’s IRA, 20,000 shares owned by Mr. Koether’s wife; and 15,000 shares held in discretionary accounts for Mr. Koether’s brokerage customers.

(5)	Includes 200,000 shares of common stock held by Asset Value Holding, of which Shamrock Associates is the ultimate parent. Shamrock Associates disclaims beneficial ownership of these shares.

(6)	Includes 200,000 shares of common stock held by Asset Value Holdings, Inc., of which Mr. Galuchie is the Treasurer. Mr. Galuchie disclaims beneficial ownership of the shares held by Asset Value Holdings. Also includes 7,166 shares owned by Sun Equities Corporation, of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of the shares held by Sun Equities Corporation.

(7)	Includes 20,000 shares of common stock held with Kevin Charos, as Tenants in Common, and 130,000 shares of common stock issuable upon exercise of exercisable options.

(8)	Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew and Anthony Charos.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Note 4 to the consolidated financial statements contained in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2009	2008
Audit Fees(1)	$18,250	$18,250
Tax Fees	0	0

Total	$18,250	$18,250

(1)	Represents the aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2009 and 2008 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	Exhibits Filed.

See Exhibit Index appearing later in this Report.

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 26, 2009	GOLF ROUNDS.COM, INC. (Registrant)
	By:	/s/ Robert H. Donehew
		Name:	Robert H. Donehew
		Title:	President, Treasurer and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew	President, Treasurer, Secretary and Director
Robert H. Donehew	(Principal Executive and Principal Accounting and Financial Officer)

/s/ Anthony Charos Anthony Charos	Director

EXHIBIT INDEX

Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document

1.1	Agreement and Plan of Merger between American Metals, Inc. and American Metals Service, Inc.	A	2

3.1	Certificate of Incorporation	A	3(I	)

3.1.1	Bylaws	A	3(II	)

10.1	Stock Purchase Agreement, dated January 18, 2000, among Asset Value Holdings, Inc., Bradford Trading Company, Paul Koether, Shamrock Associates, Sun Equities Corporation, Thomas K. Van Herwarde, The Rachel Beth Heller1997 Trust Dated 7/9/97, The Evan Todd Heller Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited Partnership, Jonathan & Nancy Glaser Family Trust Dated 12/16/98, W. Robert Ramsdell and Nagelberg Family Trust Dated 9/24/97	B	2.1

10.2	Form of option agreement for executives and directors	C	10.6

10.4	Code of Ethics	D	10.16

31.1	Section 302 Certification	Filed herewith	—

32.1	Section 906 Certification	Filed herewith	—

A	Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.

B	Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2000.

C	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

D	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.