Form 10-Q
period 2009-11-30
GOLF ROUNDS COM INC
filed 2010-01-14
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2009

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
Yes ☑  No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 14, 2010, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑  No ☐

PART I — FINANCIAL INFORMATION	F-1

Item 1. Financial Statements	F-1
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statements of Cash Flows	F-3
Notes to Condensed Consolidated Financial Statements	F-4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T. Controls and Procedures	5
PART II — OTHER INFORMATION	6

Item 1. Legal Proceedings*
Item 1A. Risk Factors*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3. Defaults Upon Senior Securities*
Item 4. Submission of Matters to a Vote of Security Holders*
Item 5. Other Information	6
Item 6. Exhibits	6

SIGNATURES	7

EXHIBIT INDEX
Exhibit 17.1	8
Exhibit 31.1
Exhibit 32.1
EX-17.1
EX-31.1
EX-32.1

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2009	August 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,004,537	$2,036,836
Prepaid expenses	12,500	17,000

Total current assets	2,017,037	2,053,836

Total assets	$2,017,037	$2,053,836

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,595	$3,830

Total current liabilities	1,595	3,830

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,892,639	4,892,639
Accumulated deficit	(2,911,670)	(2,877,106)

Total stockholders’ equity	2,015,442	2,050,006

Total liabilities and stockholders’ equity	$2,017,037	$2,053,836

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2009	November 30, 2008

Expenses:
General, administrative and other	$36,053	$39,486

Total operating expenses	36,053	39,486

Loss from operations	(36,053)	(39,486)

Other income:
Interest income	1,489	4,051

Total other income	1,489	4,051

Net loss	$(34,564)	$(35,435)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2009	November 30, 2008

Cash flows from operating activities:
Net loss	$(34,564)	$(35,435)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,500	8,250
Decrease in accounts payable and accrued expenses	(2,235)	(159)

Net cash used in operating activities	(32,299)	(27,344)

Net decrease in cash and cash equivalents	(32,299)	(27,344)

Cash and cash equivalents — beginning	2,036,836	2,137,198

Cash and cash equivalents — ending	$2,004,537	$2,109,854

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of November 30, 2009, and the unaudited condensed consolidated statements of operations for the three months ended November 30, 2009 and 2008 and the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 2009 and 2008 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, as filed with the Securities and Exchange Commission on October 26, 2009.
The results of operations for the three months ended November 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Accordingly, potentially dilutive securities for the three months ended November 30, 2009 and 2008 have not been included in the calculation of the diluted net loss per share as such effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts for the three months ended November 30, 2009 and 2008 are identical.
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
(E) Recently Adopted or Issued Accounting Pronouncements
In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted. The Company believes adopting the new guidance will not significantly impact its financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Unaudited)
NOTE 2 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.
On September 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of November 30, 2009.
The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
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
We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. Assets and liabilities measured at fair value on a recurring basis consisted of the following at November 30, 2009:

	Total Carrying
	Value at	Fair Value Measurements at November 30, 2009
	November 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,004,537	$2,004,537	$—	$—

There were no changes in the valuation techniques during the three months ended November 30, 2009.
NOTE 3 — SUBSEQUENT EVENTS
In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 14, 2010, the date the financial statements were issued.

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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $2,015,442 (as of November 30, 2009), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
Recently Adopted or Issued Accounting Pronouncements
In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted. The Company believes adopting the new guidance will not significantly impact its financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations
We have had no revenues (other than interest and dividend income) since 1992 and will not generate any revenues (other than interest and dividend income) until, at the earliest, the completion of a business combination.
Three months ended November 30, 2009 compared to three months ended November 30, 2008
Other income (interest) for the three months ended November 30, 2009 decreased to $1,489 from $4,051 for the three months ended November 30, 2008, a decrease of 63.2%. The decrease in interest income was due to the lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended November 30, 2009 decreased to $36,053 from $39,486 for the three months ended November 30, 2008, a decrease of 8.7%. The decrease was due to lower directors and officers liability insurance expenses of $3,750, legal expenses of $436, bank charges of $18, offset by higher stockholder service expenses of $731, dues and subscriptions of $39, and taxes and license expenses of $1.
General, administrative and other expenses for the three months ended November 30, 2009 consisted of audit and accounting fee expenses of $10,000, payroll expenses of $8,074, legal expenses of $6,660, directors and officers liability insurance expenses of $4,500, office sharing expenses of $2,700, stockholder service expenses of $2,250, taxes and license expenses of $1,515, dues and subscriptions of $318, and bank charges of $36.
Liquidity and Capital Resources
General
As of November 30, 2009, cash and cash equivalents were $2,004,537, which includes $1,999,589 invested in various money market accounts with a weighted average yield of 0.54% and $4,948 in a non-interest bearing checking account. As of November 30, 2009, working capital was $2,015,442.
The Company’s total liabilities at November 30, 2009 were $1,595, which was comprised of accrued taxes and licenses of $1,545 and payroll liabilities of $50.
Cash flows used in operating activities for the three months ended November 30, 2009 of $32,299 stems from both a net loss of $34,564 and a decrease in accounts payable and accrued expenses of $2,235, offset by a decrease in prepaid expenses of $4,500.
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
Contractual obligations
The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-K for the year ended August 31, 2009.
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
PART II
OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     On October 31, 2009, Anthony Charos resigned as a director of the Company citing that he would not have the time needed to devote to perform his duties as a board member. There were no disagreements between the Company and Mr. Charos.
ITEM 6. EXHIBITS.

Exhibit 17.1	Charos Letter of Resignation

Exhibit 31.1	Section 302 Certification of President and Treasurer

Exhibit 32.1	Section 906 Certification

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF ROUNDS.COM, INC.
Dated: January 14, 2010	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)