Form 10-Q
period 2010-02-28
GOLF ROUNDS COM INC
filed 2010-03-31
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2010

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
Yes ☑   No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of March 31, 2010, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
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
EX-31.1
EX-32.1

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2010	August 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,984,044	$2,036,836
Prepaid expenses	8,000	17,000

Total current assets	1,992,044	2,053,836

Total assets	$1,992,044	$2,053,836

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$50	$3,830

Total current liabilities	50	3,830

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,892,639	4,892,639
Accumulated deficit	(2,935,118)	(2,877,106)

Total stockholders’ equity	1,991,994	2,050,006

Total liabilities and stockholders’ equity	$1,992,044	$2,053,836

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Expenses:
General, administrative and other	$26,163	$30,903	$62,216	$70,389

Total operating expenses	26,163	30,903	62,216	70,389

Loss from operations	(26,163)	(30,903)	(62,216)	(70,389)

Other income:
Interest income	2,715	5,586	4,204	9,637

Total other income	2,715	5,586	4,204	9,637

Net loss	$(23,448)	$(25,317)	$(58,012)	$(60,752)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2010	February 28, 2009
Cash flows from operating activities:
Net loss	$(58,012)	$(60,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	9,000	16,500
Decrease in accounts payable and accrued expenses	(3,780)	(2,882)

Net cash used in operating activities	(52,792)	(47,134)

Net decrease in cash and cash equivalents	(52,792)	(47,134)

Cash and cash equivalents — beginning	2,036,836	2,137,198

Cash and cash equivalents — ending	$1,984,044	$2,090,064

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARYY 28, 2010 AND 2009
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of February 28, 2010, and the unaudited condensed consolidated statements of operations for the three and six months ended February 28, 2010 and 2009 and the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 2010 and 2009 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, as filed with the Securities and Exchange Commission on October 26, 2009.
The results of operations for the three and six months ended February 28, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Accordingly, potentially dilutive securities for the three and six months ended February 28, 2010 and 2009 have not been included in the calculation of the diluted net loss per share as such effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts for the three and six months ended February 28, 2010 and 2009 are identical.
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
(E) Codification Update
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect adoption of ASU 2010-06 to have a material impact on the Company’s consolidated results of operations or financial condition.
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The Company does not expect adoption of ASU 2010-09 to have a material impact on the Company’s consolidated results of operations or financial condition.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARYY 28, 2010 AND 2009
(Unaudited)
NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:
Level 1 – defined as observable inputs such as quoted prices in active markets;
Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments.

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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $1,991,994 (as of February 28, 2010), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
Codification Update
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect adoption of ASU 2010-06 to have a material impact on the Company’s consolidated results of operations or financial condition.
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The Company does not expect adoption of ASU 2010-09 to have a material impact on the Company’s consolidated results of operations or financial condition.

Results of Operations
We have had no revenues (other than interest and dividend income) since 1992 and will not generate any revenues (other than interest and dividend income) until, at the earliest, the completion of a business combination.
Three months ended February 28, 2010 compared to three months ended February 28, 2009
Other income (interest) for the three months ended February 28, 2010 decreased to $2,715 from $5,586 for the three months ended February 28, 2009, a decrease of 51.4%. The decrease in interest income was due to the lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended February 28, 2010 decreased to $26,163 from $30,903 for the three months ended February 28, 2009, a decrease of 15.3%. The decrease was due to lower directors and officers liability insurance expenses of $3,750, legal expenses of $2,556, and postage of $82, offset by higher taxes and license expense of $821, stockholder service expenses of $750, dues and subscriptions of $65, and bank charges of $12.
General, administrative and other expenses for the three months ended February 28, 2010 consisted of payroll expenses of $8,074, directors and officers liability insurance expenses of $4,500, legal expenses of $4,370, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, stockholder service expenses of $2,250, taxes and license expenses of $1,430, dues and subscriptions of $65, and bank charges of $24.
Six months ended February 28, 2010 compared to six months ended February 28, 2009
Other income (interest) for the six months ended February 28, 2010 decreased to $4,204 from $9,637 for the six months ended February 28, 2009, a decrease of 56.4%. The decrease in interest income was due to the lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the six months ended February 28, 2010 decreased to $62,216 from $70,389 for the six months ended February 28, 2009, a decrease of 11.6%. The decrease was due to lower directors and officers liability insurance expenses of $7,500, legal expenses of $2,992, postage of $82 and bank charges of $6, offset by higher stockholder service expenses of $1,481, taxes and license expense of $822, and dues and subscriptions of $104.
General, administrative and other expenses for the six months ended February 28, 2010 consisted of payroll expenses of $16,147, audit and accounting fee expenses of $12,750, legal expenses of $11,031, directors and officers liability insurance expenses of $9,000, office sharing expenses of $5,400, stockholder service expenses of $4,500, taxes and license expenses of $2,945, dues and subscriptions of $383, and bank charges of $60.
Liquidity and Capital Resources
General
As of February 28, 2010, cash and cash equivalents were $1,984,044, which includes $1,977,304 invested in various money market accounts with a weighted average yield of 0.52% and $6,740 in a non-interest bearing checking account. As of February 28, 2010, working capital was $1,991,994.
The Company’s total liabilities at February 28, 2010 were $50, which was comprised of payroll liabilities.
Cash flows used in operating activities for the six months ended February 28, 2010 of $52,792 stems from a net loss of $58,012 and a decrease in accounts payable and accrued expenses of $3,780, offset by a decrease in prepaid expenses of $9,000.
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

GOLF ROUNDS.COM, INC.
Dated: March 31, 2010	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)