Form 10-Q
period 2010-05-31
GOLF ROUNDS COM INC
filed 2010-07-09
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2010

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
Yes ☐ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 8, 2010, the issuer had 3,447,377 shares of common stock, par value $.01 per share, outstanding.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑ No ☐

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	F-1
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statements of Cash Flows	F-3
Notes to Condensed Consolidated Financial Statements	F-4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T. Controls and Procedures	6

PART II — OTHER INFORMATION

Item 1. Legal Proceedings*
Item 1A. Risk Factors*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3. Defaults Upon Senior Securities*
Item 4. Submission of Matters to a Vote of Security Holders*
Item 5. Other Information*
Item 6. Exhibits	6

SIGNATURES	7

EXHIBIT INDEX

Exhibit 31.1
Exhibit 32.1
EX-31.1
EX-32.1

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2010	August 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,951,417	$2,036,836
Prepaid expenses	19,667	17,000

Total current assets	1,971,084	2,053,836

Total assets	$1,971,084	$2,053,836

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$771	$3,830

Total current liabilities	771	3,830

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,892,639	4,892,639
Accumulated deficit	(2,956,799)	(2,877,106)

Total stockholders’ equity	1,970,313	2,050,006

Total liabilities and stockholders’ equity	$1,971,084	$2,053,836

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009

Expenses:
General, administrative and other	$24,323	$25,858	$86,539	$96,247

Total operating expenses	24,323	25,858	86,539	96,247

Loss from operations	(24,323)	(25,858)	(86,539)	(96,247)

Other income:
Interest income	2,642	938	6,846	10,575

Total other income	2,642	938	6,846	10,575

Net loss	$(21,681)	$(24,920)	$(79,693)	$(85,672)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377	3,447,377	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31, 2010	May 31, 2009

Cash flows from operating activities:
Net loss	$(79,693)	$(85,672)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(2,667)	5,500
Decrease in accounts payable and accrued expenses	(3,059)	(3,263)

Net cash used in operating activities	(85,419)	(83,435)

Net decrease in cash and cash equivalents	(85,419)	(83,435)

Cash and cash equivalents — beginning	2,036,836	2,137,198

Cash and cash equivalents — ending	$1,951,417	$2,053,763

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of May 31, 2010, and the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2010 and 2009 and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2010 and 2009 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, as filed with the Securities and Exchange Commission on October 26, 2009.
The results of operations for the three and nine months ended May 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Accordingly, potentially dilutive securities for the three and nine months ended May 31, 2010 and 2009 have not been included in the calculation of the diluted net loss per share as such effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts for the three and nine months ended May 31, 2010 and 2009 are identical.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking statements
When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended August 31, 2008.
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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $1,970,313 (as of May 31, 2010), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
Three months ended May 31, 2010 compared to three months ended May 31, 2009
Other income (interest) for the three months ended May 31, 2010 increased to $2,642 from $938 for the three months ended May 31, 2009, an increase of 182%. The increase in interest income was due to the higher rates of interest paid to us on our money market fund investments (of which approximately $500,000 was transferred in October 2009 to two other financial institutions with higher yields), which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended May 31, 2010 decreased to $24,323 from $25,858 for the three months ended May 31, 2009, a decrease of 5.9%. The decrease was due to lower directors and officers liability insurance expenses of $2,667, and payroll expenses of $56, offset by higher legal expenses of $450, stockholder service expenses of $250, dues and subscriptions of $211, taxes and license expense of $206, and bank charges of $71.
General, administrative and other expenses for the three months ended May 31, 2010 consisted of payroll expenses of $8,076, directors and officers liability insurance expenses of $4,333, legal expenses of $3,187, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, stockholder service expenses of $2,250, taxes and license expenses of $721, dues and subscriptions of $211, and bank charges of $95.
Nine months ended May 31, 2010 compared to nine months ended May 31, 2009
Other income (interest) for the nine months ended May 31, 2010 decreased to $6,846 from $10,575 for the nine months ended May 31, 2009, a decrease of 35.3%. The decrease in interest income was due to the lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the nine months ended May 31, 2010 decreased to $86,539 from $96,247 for the nine months ended May 31, 2009, a decrease of 10.1%. The decrease was due to lower directors and officers liability insurance expenses of $10,167, legal expenses of $2,542, postage of $82 and payroll expenses of $56, offset by higher stockholder service expenses of $1,731, taxes and license expense of $1,029, dues and subscriptions of $314, and bank charges of $65.
General, administrative and other expenses for the nine months ended May 31, 2010 consisted of payroll expenses of $24,224, audit and accounting fee expenses of $15,500, legal expenses of $14,218, directors and officers liability insurance expenses of $13,333, office sharing expenses of $8,100, stockholder service expenses of $6,750, taxes and license expenses of $3,666, dues and subscriptions of $593, and bank charges of $155.
Liquidity and Capital Resources
General
As of May 31, 2010, cash and cash equivalents were $1,951,417, which includes $1,934,881 invested in various money market accounts with a weighted average yield of 0.53% and $16,536 in a non-interest bearing checking account. As of May 31, 2010, working capital was $1,970,313. In October 2009 and June 2010, management transferred $500,000 and $480,000, respectively, to four other FDIC financial institutions with higher yields.
The Company’s total liabilities at May 31, 2010 were $771, which was comprised of accrued taxes and licenses of $721 and payroll liabilities of $50.
Cash flows used in operating activities for the nine months ended May 31, 2010 of $85,419 stems from a net loss of $79,693, an increase in prepaid expenses of $2,667, and a decrease in accounts payable and accrued expenses of $3,059.
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

GOLF ROUNDS.COM, INC.
Dated: July 8, 2010	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)