Form 10-K
period 2010-08-31
GOLF ROUNDS COM INC
filed 2010-11-30
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2010

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
Yes ☑ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 23, 2010, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. As of February 28, 2010, the aggregate market value was $767,507.
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
OUR BUSINESS PLAN
     Generally
     Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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

EMPLOYEES
     Currently, our only employee is our officer, who devotes as much time to our business as our board of directors determines to be necessary. R.D. Garwood, Inc. provides us with the use of an administrative assistant, who performs secretarial and bookkeeping services. (See also Item 2, Description of Properties.)
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

	HIGH	LOW
PERIOD	($)	($)
Fiscal 2011
First Quarter*	0.67	0.06

Fiscal 2010
First Quarter	0.42	0.37
Second Quarter	0.45	0.31
Third Quarter	0.37	0.35
Fourth Quarter	0.40	0.32

Fiscal 2009
First Quarter	0.72	0.55
Second Quarter	0.55	0.36
Third Quarter	0.71	0.37
Fourth Quarter	0.51	0.35

*	Through November 23, 2010
HOLDERS
     As of November 23, 2010, we believe there were more than 2,000 beneficial holders of our common stock.
DIVIDEND POLICY
     We had not paid any dividends in the past ten years until October 21, 2010, at which time the Company declared a special cash dividend of $0.50 per share payable to stockholders of record as of September 30, 2010. We do not anticipate declaring any additional dividends prior to the consummation of a business combination. The payment of dividends after a business combination will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends after a business combination will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.
RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.
     On September 27, 2010, Robert Donehew, our President and a director of the company, exercised options to purchase an aggregate of 120,000 shares of our common stock for an aggregate exercise price of $39,600.

ITEM 6. SELECTED FINANCIAL DATA
     None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
     When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 included in the 10-K Report for the year ended August 31, 2009 as filed on October 26, 2009.
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
     Fiscal year 2010 compared to fiscal year 2009
     For the year ended August 31, 2010, other income (interest) was $9,800 as compared to $10,831 for the year ended August 31, 2009. The decrease in interest income for the year ended August 31, 2010, was due to the lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
     General, administrative and other expenses were $167,262 for the year ended August 31, 2010, as compared to $121,195 for the year ended August 31, 2009. The increase in expenses was due to higher stock-based compensation expenses of $31,200, due diligence expense of $25,576, stockholder service expenses of $1,779, taxes and licenses of $1,235, dues and subscriptions of $314, and bank charges of $50, offset by lower directors and officers liability insurance expenses of $10,667, legal expenses of $3,207, and postage of $213.

     General, administrative and other expenses for the year ended August 31, 2010, consisted of payroll expenses of $32,354, stock-based compensation of $31,200, due diligence expenses of $25,576, audit and accounting fee expenses of $18,250, directors and officers liability insurance expenses of $17,333, legal expenses of $17,209, office sharing expenses of $10,800, stockholder service expenses of $9,396, taxes and license expenses of $4,387, dues and subscriptions of $593 and bank charges of $164.
LIQUIDITY AND CAPITAL RESOURCES
     General
     At August 31, 2010, cash and cash equivalents were $1,931,769, which included $1,927,826 invested in various money market accounts with a weighted average effective yield of 0.63% and $3,943 in a non-interest bearing checking account. At August 31, 2010, working capital was $1,923,744.
     Cash flows used in operating activities for the year ended August 31, 2010 of $105,067 primarily relates to the net loss of $157,462 offset by stock-based compensation of $31,200 and an increase in accounts payable and accrued expenses of $19,862.
     Currently, our working capital is sufficient to last for more than 12 months. If we acquire a business, our-post acquisition capital needs may be more substantial and our current capital resources may not be sufficient to meet our requirements. We currently believe that if we need capital in the future, we will be able to raise capital through sales of equity and institutional or investor borrowings, although we cannot assure you we will be able to obtain such capital. We anticipate that after any acquisition we may complete in accordance with our business plan, we will use substantially all our then existing working capital to fund the operations of the acquired business. In addition, we believe that the new business operations will require additional capital to fund operations and the further development and marketing of the acquired technologies.
     Contractual obligations
     The Company has no material contractual obligations other than those relating to employment as described in Item 10, “Executive Compensation.”
RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2010, the FASB issued ASU No. 2010-13, “Compensation — Stock Compensation”. This update clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders:
Golf Rounds.com, Inc.
We have audited the accompanying consolidated balance sheets of Golf Rounds.com, Inc. and subsidiary as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Weinberg & Company, P.A.
Boca Raton, Florida
November 24, 2010

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31, 2010	August 31, 2009
Assets

Current assets:
Cash and cash equivalents	$1,931,769	$2,036,836
Prepaid expenses	15,667	17,000

Total current assets	1,947,436	2,053,836

Total assets	$1,947,436	$2,053,836

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$23,692	$3,830

Total current liabilities	23,692	3,830

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,447,377 issued and outstanding	34,473	34,473
Additional paid-in capital	4,923,839	4,892,639
Accumulated deficit	(3,034,568)	(2,877,106)

Total stockholders’ equity	1,923,744	2,050,006

Total liabilities and stockholders’ equity	$1,947,436	$2,053,836

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31, 2010	August 31, 2009
Expenses:
General, administrative and other	$167,262	$121,195

Total operating expenses	167,262	121,195

Loss from operations	(167,262)	(121,195)

Other income:
Interest income	9,800	10,831

Total other income	9,800	10,831

Net loss	$(157,462)	$(110,364)

Net loss per common share — basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding — basic and diluted	3,447,377	3,447,377

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2008	3,447,377	$34,473	$4,892,639	$(2,766,742)	$2,160,370
Net loss	—	—	—	(110,364)	(110,364)

Balance, August 31, 2009	3,447,377	34,473	4,892,639	(2,877,106)	2,050,006
Stock-based compensation	—	—	31,200	—	31,200
Net loss	—	—	—	(157,462)	(157,462)

Balance, August 31, 2010	3,447,377	$34,473	$4,923,839	$(3,034,568)	$1,923,744

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31, 2010	August 31, 2009
Cash flows from operating activities:
Net loss	$(157,462)	$(110,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31,200	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,333	10,000
Increase in accounts payable and accrued expenses	19,862	2

Net cash used in operating activities	(105,067)	(100,362)

Net decrease in cash and cash equivalents	(105,067)	(100,362)

Cash and cash equivalents — beginning	2,036,836	2,137,198

Cash and cash equivalents — ending	$1,931,769	$2,036,836

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
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
(B) USE OF ESTIMATES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include valuation of stock-based compensation and the valuation allowance on deferred tax assets.
(C) CASH EQUIVALENTS
The Company considers all money market funds and highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. U.S. Treasury securities are recorded at cost, which approximates their fair value.
(D) STOCK-BASED COMPENSATION
The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic No. 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
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
(F) LOSS PER SHARE
Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 705,000 and 845,251 stock options for the years ended August 31, 2010 and 2009, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.
(G) FAIR VALUE MEASUREMENTS
The Company has adopted the provisions of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. ASC Topic 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.
(H) RECENT ACCOUNTING PRONOUNCEMENTS
In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”. This update clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
NOTE 3 — INCOME TAXES
The components of the benefit (provision) for income taxes from continuing operations are as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2010	August 31, 2009
Current (benefit) provision: federal	$—	$—
Current (benefit) provision: state	—	—

Total current provision	—	—

Deferred (benefit) provision: federal	—	—
Deferred (benefit) provision: state	—	—

Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$—	$—

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	August 31, 2010	August 31, 2009
Long-term deferred taxes:
Operating loss carryforwards-federal	580,000	541,000
Operating loss carryforwards-state	109,000	100,000

Total deferred taxes	689,000	641,000
Less: valuation allowance	(689,000)	(641,000)

Net deferred tax assets	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2010 and 2009 for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at August 31, 2010. The net change in the valuation allowance during the year ended August 31, 2010 was an increase of $48,000. The valuation allowance as of August 31, 2010 was $689,000.
The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2010:

Year	Federal	Georgia
2011	$185,000	$—
2019	43,000	—
2020	389,000	89,000
2021	218,000	129,000
2022	187,000	207,000
2023	157,000	175,000
2024	321,000	340,000
2025	117,000	168,000
2026	72,000	165,000
2027	32,000	141,000
2028	86,000	134,000
2029	124,000	126,000
2030	139,000	139,000

	$2,070,000	$1,813,000

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2010	August 31, 2009
Federal tax benefit (provision) rate	28%	28%
State tax benefit (provision) rate	4%	4%
Temporary differences	3%	4%
Permanent differences	-6%	0%
Change in valuation allowance	-29%	-36%

Effective Income tax (benefit) provision rate from continuing operations	0%	0%

In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than 50% percent of a corporation within a three-year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards. Such a change in ownership may have occurred in connection with the private placement of securities. Additionally, the Company’s utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.
NOTE 4 — RELATED PARTY TRANSACTIONS
On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/treasurer/secretary is the chief financial officer of Garwood. The Company’s expense for these shared facilities and bookkeeping services was $10,800 for each of the years ended August 31, 2010 and 2009.
NOTE 5 — STOCK OPTIONS
On July 10, 2010, the Board of Directors awarded to the Company’s president/treasurer/secretary, for compensation for additional work performed during fiscal 2009 and 2010 on behalf of the Company, options to purchase 120,000 shares of the Company’s common stock. These options are exercisable immediately or at any time during the ten-year period commencing on the grant date of July 10, 2010 at an exercise price of $0.33 per share. Accordingly, compensation cost of $31,200 was recognized during the year ended August 31, 2010. On September 27, 2010, the 120,000 stock options were exercised and the Company received $39,600 (See Note 6).
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2010 and 2009:

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	For the	For the
	Year Ended	Year Ended
Assumptions	August 31, 2010	August 31, 2009
Expected volatility	71.1%	N/A
Expected life (years)	10.0	N/A
Risk-free interest rate	3.07%	N/A
Dividend yield	0.0%	N/A
A summary of the Company’s stock option activity during the year ended August 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at September 1, 2009	845,251	$1.04
Granted	120,000	$0.33
Exercised	—
Forfeited	—
Expired	(260,251)	$1.75

Balance outstanding at August 31, 2010	705,000	$0.65	4.5	$4,800

Exercisable at August 31, 2010	705,000	$0.65	4.5	$4,800

The weighted-average grant-date fair value of options granted during the year ended August 31, 2010 was $0.26.
NOTE 6 — SUBSEQUENT EVENTS
On September 17, 2010, the Company declared a special cash dividend of $0.50 per share of common stock issued and outstanding to be paid on October 21, 2010 to stockholders of record as of September 30, 2010 using cash from its general funds. On October 21, 2010, the aggregate dividend paid was $1,783,689. The Company expects that for tax purposes this dividend will be treated as a return of capital to stockholders. Distributions that qualify as a return of capital are not “dividends” for tax purposes.
On September 27, 2010, proceeds of $39,600 was received by the Company and an aggregate of 120,000 shares were issued as a result of stock options exercised by a director.

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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our current directors and officers are as set forth in the table below.

Name	Age	Position

Robert H. Donehew	58	President, Treasurer, Secretary and Director*

*	Member of audit committee
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

     Section 16(A) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2010, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.
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
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the compensation for the three years ended August 31, 2010 for our president (and principal executive and accounting officer). No executive officer’s compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2010.
SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
		Annual Compensation(1)		Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
Robert H. Donehew	2010	$30,000	$0	120,000	$0
President and Principal	2009	$30,000	$0	0	$0
Accounting Officer	2008	$30,000	$0	20,000	$0

(1)	The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation).
Option Grants
     The following table represents the stock options granted in the fiscal year ended August 31, 2010 to such executive officers.
OPTION GRANTED IN THE LAST FISCAL YEAR

	Number of	Percent of Total
	Securities	Options Granted to		Market Price
	Underlying Options	Employees in Fiscal	Exercise Price of	on Date	Expiration
Name of Executive	Granted	Year	Options	of Grant	Date
Robert H. Donehew	120,000	100%	$0.33	$0.33	07/09/2020
     The following table sets forth the fiscal year end option values of outstanding options at August 31, 2010 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.
AGGREGATED FISCAL YEAR-END OPTION VALUES

Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)
Robert H. Donehew	430,000	0	$4,800	$0

(1)	These values are based on the difference between the closing sale price of our common stock on August 31, 2010 (the last trading day of the fiscal year) of $0.37 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.
     Employment Arrangements
     In fiscal year 2008, we issued to Mr. Donehew ten-year options to purchase 10,000 shares at an exercise price of $0.76 per share and vested immediately to compensate him for additional services rendered to the Company and to incentive him for future efforts.
     In fiscal year 2010, we issued to Mr. Donehew ten-year options to purchase 120,000 shares at an exercise price of $0.33 per share and vested immediately to compensate him for additional services rendered to the Company during fiscal 2009 and 2010.
     Compensation Arrangements for Directors
     Our directors do not currently receive any cash compensation for their services.
     In August 2008, we granted to each of our two directors ten-year options to purchase 10,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.76 per share and vested immediately.
     In August 2010, we granted to our sole director ten-year options to purchase 120,000 shares of our common stock. All of these options are exercisable at an exercise price of $0.33 per share and vested immediately.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table and accompanying footnotes set forth certain information as of November 23, 2010, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;
•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of November 23, 2010 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class
Robert H. Donehew	565,000	(1)	14.1%
Donehew Capital, LLC 111 Village Parkway, Building #2 Marietta, Georgia 30067

Paul O. Koethe	484,690	(2)	13.6%
211 Pennbrook Road Far Hills, New Jersey 07931

David S. Nagelberg	429,228	(3)	12.0%
7012 Rancho La Cima Drive Rancho Santa Fe, California 92067

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class
Shamrock Associates	409,470	(4)	11.5%
211 Pennbrook Road Far Hills, New Jersey 07931

Ronald I. Heller	325,980	(5)	9.1%
74 Farview Road Tenafly, New Jersey 07670

John W. Galuchie, Jr.	212,166	(6)	5.9%
376 Main Street Bedminster, New Jersey 07921

Asset Value Holdings, Inc.	200,000		5.6%
211 Pennbrook Road Far Hills, New Jersey 07931

Galt Asset Management	200,000		5.6%
c/o Brian Vitale 125 West Shore Road Huntington, New York 11743

All directors and executive officers as a group (one person)	565,000	(7)	14.1%

(1)	Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes 430,000 shares of common stock issuable upon exercise of exercisable options and 35,000 shares of common stock.

(2)	Includes 209,470 shares of common stock beneficially owned by Shamrock Associates, of which Mr. Koether is the general partner, 200,000 shares held by Asset Value Holdings, Inc., of which Mr. Koether is President, 7,166 shares owned by Sun Equities Corporation, of which Mr. Koether is Chairman and a principal stockholder; 1,666 shares held by Mr. Koether’s IRA, 20,000 shares owned by Mr. Koether’s wife; and 15,000 shares held in discretionary accounts for Mr. Koether’s brokerage customers.

(3)	Held by the David S. Nagelberg 2003 Revocable Trust of which David S. Nagelberg is the sole trustee.

(4)	Includes 200,000 shares of common stock held by Asset Value Holding, of which Shamrock Associates is the ultimate parent. Shamrock Associates disclaims beneficial ownership of these shares.

(5)	Includes 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97 (“Ronald Trust”), 144,615 shares of common stock held of record by the Joyce L. Heller Revocable Trust dated 12/23/97 (“Joyce Trust”) and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA (“Ronald IRA”). Joyce L. Heller does not directly own any shares of common stock. As the co-trustee of the Ronald Trust and Joyce Trust, Joyce has shared voting and dispositive power over the shares held in such trusts. Although Joyce disclaims any voting or dispositive power over the 36,750 shares of Common Stock held for the benefit of the Ronald IRA, which Ronald has sole voting and dispositive power over, Joyce may be deemed to beneficially own such shares pursuant to interpretations of the Securities and Exchange Commission.

(6)	Includes 200,000 shares of common stock held by Asset Value Holdings, Inc., of which Mr. Galuchie is the Treasurer. Mr. Galuchie disclaims beneficial ownership of the shares held by Asset Value Holdings. Also includes 7,166 shares owned by Sun Equities Corporation, of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of the shares held by Sun Equities Corporation.

(7)	Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Note 4 to the consolidated financial statements contained in this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2010	2009
Audit Fees(1)	$18,250	$18,250
Tax Fees	0	0

Total	$18,250	$18,250

(1)	Represents the aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2010 and 2009 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	Exhibits Filed.

See Exhibit Index appearing later in this Report.

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2010	GOLF ROUNDS.COM, INC. (Registrant)
	By:	/s/ Robert H. Donehew
		Name:	Robert H. Donehew
		Title:	President, Treasurer and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew Robert H. Donehew	President, Treasurer, Secretary and Director (Principal Executive and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document

1.1	Agreement and Plan of Merger between American Metals, Inc. and American Metals Service, Inc.	A	2

3.1	Certificate of Incorporation	A	3	(I)

3.1.1	Bylaws	A	3(II)

10.1	Stock Purchase Agreement, dated January 18, 2000, among Asset Value Holdings, Inc., Bradford Trading Company, Paul Koether, Shamrock Associates, Sun Equities Corporation, Thomas K. Van Herwarde, The Rachel Beth Heller 1997 Trust Dated 7/9/97, The Evan Todd Heller Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited Partnership, Jonathan & Nancy Glaser Family Trust Dated 12/16/98, W. Robert Ramsdell and Nagelberg Family Trust Dated 9/24/97	B	2.1

10.2	Form of option agreement for executives and directors	C	10.6

10.4	Code of Ethics	D	10.16

31.1	Section 302 Certification	Filed herewith	—

32.1	Section 906 Certification	Filed herewith	—

99.1	Risks	E	—

A	Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.

B	Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2000.

C	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

D	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

E	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2008.