Form 10-Q
period 2010-11-30
GOLF ROUNDS COM INC
filed 2011-01-14
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2010

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
Yes ☑          No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 12, 2011, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.
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
Yes ☑          No ☐

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statement of Stockholders’ Equity	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T. Controls and Procedures	5

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2010	August 31, 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$129,248	$1,931,769
Prepaid expenses	11,667	15,667

Total current assets	140,915	1,947,436

Total assets	$140,915	$1,947,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$20,179	$23,692

Total current liabilities	20,179	23,692

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,567,377 and 3,447,377 issued and outstanding, respectively	35,673	34,473
Additional paid-in capital	3,178,550	4,923,839
Accumulated deficit	(3,093,487)	(3,034,568)

Total stockholders’ equity	120,736	1,923,744

Total liabilities and stockholders’ equity	$140,915	$1,947,436

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2010	November 30, 2009
Expenses:
General, administrative and other	$59,771	$36,053

Total operating expenses	59,771	36,053

Loss from operations	(59,771)	(36,053)

Other income:
Interest income	852	1,489

Total other income	852	1,489

Net loss	$(58,919)	$(34,564)

Net loss per common share — basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	3,531,773	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2010	3,447,377	$34,473	$4,923,839	$(3,034,568)	$1,923,744

Cash dividend paid to stockholders	—	—	(1,783,689)	—	(1,783,689)

Stock options exercised	120,000	1,200	38,400	—	39,600

Net loss	—	—	—	(58,919)	(58,919)

Balance, November 30, 2010	3,567,377	$35,673	$3,178,550	$(3,093,487)	$120,736

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2010	November 30, 2009
Cash flows from operating activities:
Net loss	$(58,919)	$(34,564)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,000	4,500
Increase in accounts payable and accrued expenses	(3,513)	(2,235)

Net cash used in operating activities	(58,432)	(32,299)

Cash flows from financing activities:
Proceeds from stock options exercised	39,600	—
Dividends paid to stockholders	(1,783,689)	—

Net cash used in financing activities	(1,744,089)	—

Net decrease in cash and cash equivalents	(1,802,521)	(32,299)

Cash and cash equivalents — beginning	1,931,769	2,036,836

Cash and cash equivalents — ending	$129,248	$2,004,537

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of November 30, 2010, and the unaudited condensed consolidated statements of operations and cash flows for the three months ended November 30, 2010 and 2009 and the unaudited condensed consolidated statement of stockholders’ equity for the three months ended November 30, 2010 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, as filed with the Securities and Exchange Commission on November 30, 2010.
The results of operations for the three months ended November 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 585,000 and 845,251 stock options for the three months ended November 30, 2010 and 2009, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.
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
NOTE 2 — STOCKHOLDERS’ EQUITY
(A) Special Dividend
On September 17, 2010, the Company declared a special cash dividend of $0.50 per share of common stock issued and outstanding to be paid on October 21, 2010 to stockholders of record as of September 30, 2010 using cash from its general funds. On October 21, 2010, the aggregate dividend paid was $1,783,689. As the Company had an accumulated deficit at the date the special dividend was paid, the special dividend was treated as a reduction of additional paid-in capital.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
(Unaudited)
(B) Common Stock
On September 27, 2010, proceeds of $39,600 were received by the Company and an aggregate of 120,000 shares were issued as a result of stock options exercised by a director.
(C) Stock Options
A summary of the Company’s stock option activity during the three months ended November 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at September 1, 2010	705,000	$0.65
Granted	—
Exercised	(120,000)	$0.33
Forfeited	—
Expired	—

Balance outstanding at November 30, 2010	585,000	$0.72	3.2	$—

Exercisable at November 30, 2010	585,000	$0.72	3.2	$—

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
Overview
General
Golf Rounds.com, Inc. (the “Company”) was incorporated in 1968 as a Delaware corporation, which is also authorized to conduct business in Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two (2) sports - related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.
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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $120,736 (as of November 30, 2010), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
Three months ended November 30, 2010 compared to three months ended November 30, 2009
Other income (interest) for the three months ended November 30, 2010 decreased to $852 from $1,489 for the three months ended November 30, 2009, a decrease of 42.8%. The decrease in interest income was due to less funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010) as well as lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended November 30, 2010 increased to $59,771 from $36,053 for the three months ended November 30, 2009, an increase of 65.8%. The increase was due to higher payroll expenses of $11,824, legal expenses of $7,847, stockholder service expenses of $3,788, business wire expenses of $750, taxes and license expense of $206, and bank charges of $121 offset by lower directors and officers liability insurance expenses of $500, and dues and subscriptions of $318.
General, administrative and other expenses for the three months ended November 30, 2010 consisted of payroll expenses of $19,898, legal expenses of $14,508, audit and accounting fee expenses of $10,000, stockholder service expenses of $6,037, directors and officers liability insurance expenses of $4,000, office sharing expenses of $2,700, taxes and license expenses of $1,721, business wire expense of $750, and bank charges of $157.
Liquidity and Capital Resources
General
As of November 30, 2010, cash and cash equivalents were $129,248, which includes $114,825 invested in various money market accounts with a weighted average yield of 0.05% and $14,423 in a non-interest bearing checking account. As of November 30, 2010, working capital was $120,736. In October 2010, the Company paid a special cash dividend in the aggregate amount of $1,783,689 to stockholders of record as of September 30, 2010 using cash from its general funds.
The Company’s total liabilities at November 30, 2010 were $20,179, which was comprised of accounts payable of $16,900, accrued taxes and licenses of $2,164 and payroll liabilities of $1,115.
Cash flows used in operating activities for the three months ended November 30, 2010 of $58,432 stems from a net loss of $58,919 and an increase in accounts payable and accrued expenses of $3,513, partially offset by a decrease in prepaid expenses of $4,000.
Currently, our working capital is sufficient to last for more than 12 months. If we acquire a business, our-post acquisition capital needs may be more substantial and our current capital resources may not be sufficient to meet our requirements. We currently believe that if we need capital in the future, we will be able to raise capital through sales of equity and institutional or investor borrowings, although we cannot assure you we will be able to obtain such capital. We anticipate that after any acquisition we may complete in accordance with our business plan, we will use substantially all our then existing working capital to fund the operations of the acquired business. In addition, we believe that any new business operations may require additional capital to fund its operations.
Contractual obligations
The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-K for the year ended August 31, 2010.
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

GOLF ROUNDS.COM, INC.
Dated: January 14, 2011	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)