Form 10-Q
period 2011-02-28
GOLF ROUNDS COM INC
filed 2011-04-08
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2011

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
Yes ☑ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 4, 2011, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.
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
EX-31.1
EX-32.1

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$91,628	$1,931,769
Prepaid expenses	7,917	15,667

Total current assets	99,545	1,947,436

Total assets	$99,545	$1,947,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,736	$23,692

Total current liabilities	3,736	23,692

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,567,377 and 3,447,377 issued and outstanding, respectively	35,673	34,473
Additional paid-in capital	3,178,550	4,923,839
Accumulated deficit	(3,118,414)	(3,034,568)

Total stockholders’ equity	95,809	1,923,744

Total liabilities and stockholders’ equity	$99,545	$1,947,436

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Expenses:
General, administrative and other	$24,940	$26,163	$84,711	$62,216

Total operating expenses	24,940	26,163	84,711	62,216

Loss from operations	(24,940)	(26,163)	(84,711)	(62,216)

Other income:
Interest income	13	2,715	865	4,204

Total other income	13	2,715	865	4,204

Net loss	$(24,927)	$(23,448)	$(83,846)	$(58,012)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	3,567,377	3,447,377	3,549,476	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2010	3,447,377	$34,473	$4,923,839	$(3,034,568)	$1,923,744

Cash dividend paid to stockholders	—	—	(1,783,689)	—	(1,783,689)

Stock options exercised	120,000	1,200	38,400	—	39,600

Net loss	—	—	—	(83,846)	(83,846)

Balance, February 28, 2011	3,567,377	$35,673	$3,178,550	$(3,118,414)	$95,809

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2011	February 28, 2010
Cash flows from operating activities:
Net loss	$(83,846)	$(58,012)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,750	9,000
Decrease in accounts payable and accrued expenses	(19,956)	(3,780)

Net cash used in operating activities	(96,052)	(52,792)

Cash flows from financing activities:
Proceeds from stock options exercised	39,600	—
Dividends paid to stockholders	(1,783,689)	—

Net cash used in financing activities	(1,744,089)	—

Net decrease in cash and cash equivalents	(1,840,141)	(52,792)

Cash and cash equivalents — beginning	1,931,769	2,036,836

Cash and cash equivalents — ending	$91,628	$1,984,044

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of February 28, 2011, and the unaudited condensed consolidated statements of operations and cash flows for the three and six months ended February 28, 2011 and 2010 and the unaudited condensed consolidated statement of stockholders’ equity for the six months ended February 28, 2011 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, as filed with the Securities and Exchange Commission on November 30, 2010.
The results of operations for the three and six months ended February 28, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 520,000 and 845,251 stock options for the three and six months ended February 28, 2011 and 2010, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.
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
FEBRUARY 28, 2011
(Unaudited)
(B) Common Stock
On September 27, 2010, proceeds of $39,600 were received by the Company and an aggregate of 120,000 shares were issued as a result of stock options exercised by a director.
(C) Stock Options
A summary of the Company’s stock option activity during the six months ended February 28, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at September 1, 2010	705,000	$0.65
Granted	—
Exercised	(120,000)	$0.33
Forfeited	—
Expired	(65,000)	$1.30

Balance outstanding at February 28, 2011	520,000	$0.65	3.3	$—

Exercisable at February 28, 2011	520,000	$0.65	3.3	$—

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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $95,809 (as of February 28, 2011), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
Three months ended February 28, 2011 compared to three months ended February 28, 2010
Other income (interest) for the three months ended February 28, 2011 decreased to $13 from $2,715 for the three months ended February 28, 2010, a decrease of 99.5%. The decrease in interest income was due to less funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010) as well as lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended February 28, 2011 decreased to $24,940 from $26,163 for the three months ended February 28, 2010, a decrease of 4.7%. The decrease was due to lower taxes and license expense of $1,200 and directors and officers liability insurance expenses of $500, offset by higher legal expenses of $222, dues and subscriptions of $106, stockholder service expenses of $77, and bank charges of $72.
General, administrative and other expenses for the three months ended February 28, 2011 consisted of payroll expenses of $8,074, legal expenses of $4,593, directors and officers liability insurance expenses of $4,000, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, stockholder service expenses of $2,326, taxes and license expenses of $230, dues and subscriptions of $171, and bank charges of $96.
Six months ended February 28, 2011 compared to six months ended February 28, 2010
Other income (interest) for the six months ended February 28, 2011 decreased to $865 from $4,204 for the six months ended February 28, 2010, a decrease of 79.4%. The decrease in interest income was due to less funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010) as well as lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the six months ended February 28, 2011 increased to $84,711 from $62,216 for the six months ended February 28, 2010, an increase of 36.2%. The increase was due to higher payroll expenses of $11,824, legal expenses of $8,070, stockholder service expenses of $3,864, business wire expenses of $750, and bank charges of $193, offset by lower directors and officers liability insurance expenses of $1,000, taxes and license expense of $994 and dues and subscriptions of $212.
General, administrative and other expenses for the six months ended February 28, 2011 consisted of payroll expenses of $27,972, legal expenses of $19,100, audit and accounting fee expenses of $12,750, stockholder service expenses of $8,364, directors and officers liability insurance expenses of $8,000, office sharing expenses of $5,400, taxes and license expenses of $1,951, business wire expenses of $750, bank charges of $253 and dues and subscriptions of $171.
Liquidity and Capital Resources
General
As of February 28, 2011, cash and cash equivalents were $91,628, which includes $84,757 invested in various money market accounts with a weighted average yield of 0.05% and $6,871 in a non-interest bearing checking account. As of February 28, 2011, working capital was $95,809. In October 2010, the Company paid a special cash dividend in the aggregate amount of $1,783,689 to stockholders of record as of September 30, 2010 using cash from its general funds.
The Company’s total liabilities at February 28, 2011 were $3,736, which was comprised of accounts payable of $3,686 and payroll liabilities of $50.
Cash flows used in operating activities for the six months ended February 28, 2011 of $96,052 stems from a net loss of $83,846 and a decrease in accounts payable and accrued expenses of $19,956, partially offset by a decrease in prepaid expenses of $7,750.
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

GOLF ROUNDS.COM, INC.
Dated: April 8, 2011	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)