Form 10-Q
period 2011-05-31
GOLF ROUNDS COM INC
filed 2011-06-30
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2011

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
Yes ☑ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 30, 2011, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
EXHIBIT INDEX
Exhibit 31.1
Exhibit 32.1
EX-31.1
EX-32.1

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2011	August 31, 2010

Assets

Current assets:
Cash and cash equivalents	$65,304	$1,931,769
Prepaid expenses	14,417	15,667

Total current assets	79,721	1,947,436

Total assets	$79,721	$1,947,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,612	$23,692

Total current liabilities	1,612	23,692

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,567,377 and 3,447,377 issued and outstanding, respectively	35,673	34,473
Additional paid-in capital	3,178,550	4,923,839
Accumulated deficit	(3,136,114)	(3,034,568)

Total stockholders’ equity	78,109	1,923,744

Total liabilities and stockholders’ equity	$79,721	$1,947,436

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

Expenses:
General, administrative and other	$17,711	$24,323	$102,422	$86,539

Total operating expenses	17,711	24,323	102,422	86,539

Loss from operations	(17,711)	(24,323)	(102,422)	(86,539)

Other income:
Interest income	11	2,642	876	6,846

Total other income	11	2,642	876	6,846

Net loss	$(17,700)	$(21,681)	$(101,546)	$(79,693)

Net loss per common share — basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	3,567,377	3,447,377	3,555,509	3,447,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MAY 31, 2011
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2010	3,447,377	$34,473	$4,923,839	$(3,034,568)	$1,923,744
Cash dividend paid to stockholders	—	—	(1,783,689)	—	(1,783,689)
Stock options exercised	120,000	1,200	38,400	—	39,600
Net loss	—	—	—	(101,546)	(101,546)

Balance, May 31, 2011	3,567,377	$35,673	$3,178,550	$(3,136,114)	$78,109

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31, 2011	May 31, 2010

Cash flows from operating activities:
Net loss	$(101,546)	$(79,693)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,250	(2,667)
Decrease in accounts payable and accrued expenses	(22,080)	(3,059)

Net cash used in operating activities	(122,376)	(85,419)

Cash flows from financing activities:
Proceeds from stock options exercised	39,600	—
Dividends paid to stockholders	(1,783,689)	—

Net cash used in financing activities	(1,744,089)	—

Net decrease in cash and cash equivalents	(1,866,465)	(85,419)

Cash and cash equivalents — beginning	1,931,769	2,036,836

Cash and cash equivalents — ending	$65,304	$1,951,417

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
(A) Interim Financial Statements
The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of May 31, 2011, and the unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended May 31, 2011 and 2010 and the unaudited condensed consolidated statement of stockholders’ equity for the nine months ended May 31, 2011 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, as filed with the Securities and Exchange Commission on November 30, 2010.
The results of operations for the three and nine months ended May 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.
(B) Principles of Consolidation
The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003). Intercompany transactions and accounts have been eliminated in consolidation.
(C) Loss Per Share
Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 520,000 and 705,000 stock options for the three and nine months ended May 31, 2011 and 2010, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.
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
NOTE 2 — GOING CONCERN
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended May 31, 2011, the Company had a net loss of $101,546, had net cash used in operations of $122,376, and had no revenues from operations. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011
(Unaudited)
NOTE 3 — STOCKHOLDERS’ EQUITY
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
(C) Stock Options
A summary of the Company’s stock option activity during the nine months ended May 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at September 1, 2010	705,000	$0.65
Granted	—
Exercised	(120,000)	$0.33
Forfeited	—
Expired	(65,000)	$1.30

Balance outstanding at May 31, 2011	520,000	$0.65	3.1	$—

Exercisable at May 31, 2011	520,000	$0.65	3.1	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Our Ability to Continue as a Going Concern
Our financial statements as of May 31, 2011 include an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of May 31, 2011 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our Business Plan
Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $78,109 (as of May 31, 2011), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.
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
Three months ended May 31, 2011 compared to three months ended May 31, 2010
Other income (interest) for the three months ended May 31, 2011 decreased to $11 from $2,642 for the three months ended May 31, 2010, a decrease of 99.6%. The decrease in interest income was due to less funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010) as well as lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the three months ended May 31, 2011 decreased to $17,711 from $24,323 for the three months ended May 31, 2010, a decrease of 27.2%. The decrease was due to lower payroll expenses of $5,327, office sharing expenses of $1,800, directors and officers liability insurance expenses of $833, taxes and license expense of $529, dues and subscriptions of $210 and bank charges of $21, offset by higher stockholder service expenses of $1,897 and legal expenses of $211.
General, administrative and other expenses for the three months ended May 31, 2011 consisted of stockholder service expenses of $4,147 directors and officers liability insurance expenses of $3,500, legal expenses of $3,398, audit and accounting fee expenses of $2,750, payroll expenses of $2,749, office sharing expenses of $900, taxes and license expenses of $193 and bank charges of $74.
Nine months ended May 31, 2011 compared to nine months ended May 31, 2010
Other income (interest) for the nine months ended May 31, 2011 decreased to $876 from $6,846 for the nine months ended May 31, 2010, a decrease of 87.2%. The decrease in interest income was due to less funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010) as well as lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.
General, administrative and other expenses for the nine months ended May 31, 2011 increased to $102,422 from $86,539 for the nine months ended May 31, 2010, an increase of 18.4%. The increase was due to higher legal expenses of $8,280, payroll expenses of $6,498, stockholder service expenses of $5,761, business wire expenses of $750, and bank charges of $172, offset by lower directors and officers liability insurance expenses of $1,833, office sharing expenses of $1,800, taxes and license expense of $1,522 and dues and subscriptions of $423.
General, administrative and other expenses for the nine months ended May 31, 2011 consisted of payroll expenses of $30,721, legal expenses of $22,498, audit and accounting fee expenses of $15,500, stockholder service expenses of $12,511, directors and officers liability insurance expenses of $11,500, office sharing expenses of $6,300, taxes and license expenses of $2,144, business wire expenses of $750, bank charges of $327 and dues and subscriptions of $171.
Liquidity and Capital Resources
General
As of May 31, 2011, cash and cash equivalents were $65,304, which includes $59,717 invested in various money market accounts with a weighted average yield of 0.15% and $5,587 in a non-interest bearing checking account. As of May 31, 2011, working capital was $78,109. In October 2010, the Company paid a special cash dividend in the aggregate amount of $1,783,689 to stockholders of record as of September 30, 2010 using cash from its general funds.
The Company’s total liabilities at May 31, 2011 were $1,612, which was comprised of accounts payable of $1,500 and accrued liabilities of $112.
Cash flows used in operating activities for the nine months ended May 31, 2011 of $122,376 stems from a net loss of $101,546 and a decrease in accounts payable and accrued expenses of $22,080, partially offset by a decrease in prepaid expenses of $1,250.

Currently, our working capital may not be sufficient to last for more than 12 months. Accordingly, our financial statements as of May 31, 2011 included herein include an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we acquire a business, our-post acquisition capital needs may be more substantial and our current capital resources may not be sufficient to meet our requirements. We currently believe that if we need capital in the future, we will be able to raise capital through sales of equity and institutional or investor borrowings, although we cannot assure you we will be able to obtain such capital. We anticipate that after any acquisition we may complete in accordance with our business plan, we will use substantially all our then existing working capital to fund the operations of the acquired business. In addition, we believe that any new business operations may require additional capital to fund its operations.
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

GOLF ROUNDS.COM, INC.
Dated: June 30, 2011	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)