Form 10-K
period 2011-08-31
GOLF ROUNDS COM INC
filed 2011-12-08
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2011

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
Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☐
     State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 7, 2011, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. As of February 28, 2011, the aggregate market value was $285,390.
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

	HIGH	LOW
PERIOD	($)	($)
Fiscal 2012
First Quarter*	0.08	0.03

Fiscal 2011
First Quarter	0.67	0.06
Second Quarter	0.10	0.05
Third Quarter	0.09	0.06
Fourth Quarter	0.06	0.05

Fiscal 2010
First Quarter	0.42	0.37
Second Quarter	0.45	0.31
Third Quarter	0.37	0.35
Fourth Quarter	0.40	0.32

*	Through November 27, 2011
HOLDERS
     As of December 7, 2011, we believe there were more than 2,000 beneficial holders of our common stock.
DIVIDEND POLICY
     We had not paid any dividends until October 21, 2010, at which time the Company declared a special cash dividend of $0.50 per share payable to stockholders of record as of September 30, 2010. We do not anticipate declaring any additional dividends prior to the consummation of a business combination. The payment of dividends after a business combination will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends after a business combination will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.
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
     Fiscal year 2011 compared to fiscal year 2010
     For the year ended August 31, 2011, other income (interest) was $897 as compared to $9,800 for the year ended August 31, 2010. The decrease in interest income for the year ended August 31, 2011, was due to a decrease of $1,878,368 of cash on hand as well as lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents. The decrease in cash on hand was primarily due to an aggregate dividend paid of $1,783,689,
     General, administrative and other expenses were $123,159 for the year ended August 31, 2011, as compared to $167,262 for the year ended August 31, 2010. The decrease in expenses was due to lower stock-based compensation of $31,200, due diligence expense of $25,576, directors and officers liability insurance expenses of $3,333, taxes and licenses of $2,131, office sharing expenses of $1,800, and dues and subscriptions of $423, offset by higher legal expenses of $7,424, payroll expenses of $6,060, stockholder service expenses of $5,844, business wire expenses of $750, bank charges of $175, and office expenses of $107.

     General, administrative and other expenses for the year ended August 31, 2011, consisted of payroll expenses of $38,413, legal expenses of $24,633, audit and accounting fee expenses of $18,250, stockholder service expenses of $15,240, directors and officers liability insurance expenses of $14,000, office sharing expenses of $9,000, taxes and license expenses of $2,256, business wire expenses of $750, bank charges of $339, dues and subscriptions of $171, and office expenses of $107.
LIQUIDITY AND CAPITAL RESOURCES
     General
     At August 31, 2011, cash and cash equivalents were $53,401, which includes $49,739 invested in various money market accounts with a weighted average effective yield of 0.14% and $3,662 in a non-interest bearing checking account. At August 31, 2011, working capital was $57,393.
     Cash flows used in operating activities for the year ended August 31, 2011 of $134,279 relates to a net loss of $122,262 and a decrease in accounts payable and accrued expenses of $15,767, offset by a decrease in prepaid expenses of $3,750.
     Cash flows used in financing activities for the year ended August 31, 2011 of $1,744,089 relates to dividends paid to stockholders of $1,783,689, offset by proceeds from stock options exercised of $39,600.
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
Our Ability to Continue as a Going Concern
Our financial statements as of August 31, 2011 include an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of August 31, 2011 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-08 beginning in the second quarter of fiscal year ending August 31, 2012. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-05 beginning in the second quarter of fiscal year ending August 31, 2012. The adoption of this updated disclosure guidance is not expected to have a material impact upon the Company’s financial position and results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders:
Golf Rounds.com, Inc.
We have audited the accompanying consolidated balance sheets of Golf Rounds.com, Inc. and subsidiary (the “Company”) as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $122,262 and a negative cash flow from operations of $134,279 for the year ended August 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Weinberg & Company, P.A.
Boca Raton, Florida
December 7, 2011

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$53,401	$1,931,769
Prepaid expenses	11,917	15,667

Total current assets	65,318	1,947,436

Total assets	$65,318	$1,947,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses (including $7,700 and $22,200 due to related parties, respectively)	$7,925	$23,692

Total current liabilities	7,925	23,692

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,567,377 and 3,447,377 shares issued and outstanding, respectively	35,673	34,473
Additional paid-in capital	3,178,550	4,923,839
Accumulated deficit	(3,156,830)	(3,034,568)

Total stockholders’ equity	57,393	1,923,744

Total liabilities and stockholders’ equity	$65,318	$1,947,436

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31, 2011	August 31, 2010
Expenses:
General, administrative and other	$123,159	$167,262

Total operating expenses	123,159	167,262

Loss from operations	(123,159)	(167,262)

Other income:
Interest income	897	9,800

Total other income	897	9,800

Net loss	$(122,262)	$(157,462)

Net loss per common share — basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding — basic and diluted	3,558,500	3,447,377

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2009	3,447,377	$34,473	$4,892,639	$(2,877,106)	$2,050,006
Stock-based compensation	—	—	31,200	—	31,200
Net loss	—	—	—	(157,462)	(157,462)

Balance, August 31, 2010	3,447,377	34,473	4,923,839	(3,034,568)	1,923,744
Cash dividend paid to stockholders	—	—	(1,783,689)	—	(1,783,689)
Stock options exercised	120,000	1,200	38,400	—	39,600
Net loss	—	—	—	(122,262)	(122,262)

Balance, August 31, 2011	3,567,377	$35,673	$3,178,550	$(3,156,830)	$57,393

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31, 2011	August 31, 2010
Cash flows from operating activities:
Net loss	$(122,262)	$(157,462)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	—	31,200
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,750	1,333
(Decrease) increase in accounts payable and accrued expenses	(15,767)	19,862

Net cash used in operating activities	(134,279)	(105,067)

Cash flows from financing activities:
Proceeds from stock options exercised	39,600	—
Dividends paid to stockholders	(1,783,689)	—

Net cash used in financing activities	(1,744,089)	—

Net decrease in cash and cash equivalents	(1,878,368)	(105,067)

Cash and cash equivalents — beginning	1,931,769	2,036,836

Cash and cash equivalents — ending	$53,401	$1,931,769

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
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
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended August 31, 2011, the Company had a net loss of $122,262, had net cash used in operations of $134,279, and had no revenues from operations. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
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
(F) LOSS PER SHARE
Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 520,000 and 705,000 stock options for the years ended August 31, 2011 and 2010, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.
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
(H) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-08 beginning in the second quarter of fiscal year ending August 31, 2012. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-05 beginning in the second quarter of fiscal year ending August 31, 2012. The adoption of this updated disclosure guidance is not expected to have a material impact upon the Company’s financial position and results of operations.
NOTE 4 — INCOME TAXES
The components of the benefit (provision) for income taxes from continuing operations are as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2011	August 31, 2010
Current (benefit) provision: federal	$—	$—
Current (benefit) provision: state	—	—

Total current provision	—	—

Deferred (benefit) provision: federal	—	—
Deferred (benefit) provision: state	—	—

Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$—	$—

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	August 31, 2011	August 31, 2010
Long-term deferred taxes:
Operating loss carryforwards-federal	617,000	580,000
Operating loss carryforwards-state	117,000	109,000

Total deferred taxes	734,000	689,000
Less: valuation allowance	(734,000)	(689,000)

Net deferred tax assets	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2011 and 2010 for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at August 31, 2011. The net change in the valuation allowance during the year ended August 31, 2011 was an increase of $45,000. The valuation allowance as of August 31, 2011 was $734,000.
The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2011:

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

Year	Federal	Georgia
2011	$185,000	$—
2019	43,000	—
2020	389,000	89,000
2021	218,000	129,000
2022	187,000	207,000
2023	157,000	175,000
2024	321,000	340,000
2025	117,000	168,000
2026	72,000	165,000
2027	32,000	141,000
2028	86,000	134,000
2029	124,000	126,000
2030	139,000	139,000
2031	135,000	135,000

	$2,205,000	$1,948,000

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2011	August 31, 2010
Federal tax benefit (provision) rate	28%	28%
State tax benefit (provision) rate	4%	4%
Temporary differences	3%	3%
Permanent differences	0%	-6%
Change in valuation allowance	-35%	-29%

Effective Income tax (benefit) provision rate from continuing operations	0%	0%

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
NOTE 5 — RELATED PARTY TRANSACTIONS
On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/treasurer/secretary is the chief financial officer of Garwood. During the year ended August 31, 2011, the Company was given two months of free rent. The Company’s expense for these shared facilities and bookkeeping services was $9,000 and $10,800 for the years ended August 31, 2011 and 2010, respectively.
As of August 31, 2011, accounts payable and accrued expenses includes $2,700 for rent and $5,000 for officer’s salary. As of August 31, 2010, accounts payable and accrued expenses includes $22,200 for consulting services for due diligence rendered by a company wholly-owned by the Company’s President.
NOTE 6 — STOCKHOLDERS’ EQUITY
(A) STOCKHOLDER DIVIDEND
On September 17, 2010, the Company declared a special cash dividend of $0.50 per share of common stock issued and outstanding to be paid on October 21, 2010 to stockholders of record as of September 30, 2010 using cash from its general funds. On October 21,

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
2010, the aggregate dividend paid was $1,783,689. The Company expects that for tax purposes this dividend will be treated as a return of capital to stockholders. Distributions that qualify as a return of capital are not “dividends” for tax purposes.
(B) STOCK OPTIONS
On July 10, 2010, the Board of Directors awarded to the Company’s president/treasurer/secretary, for compensation for additional work performed during fiscal 2009 and 2010 on behalf of the Company, options to purchase 120,000 shares of the Company’s common stock. These options were exercisable immediately or at any time during the ten-year period commencing on the grant date of July 10, 2010 at an exercise price of $0.33 per share. Accordingly, compensation cost of $31,200 was recognized during the year ended August 31, 2010. On September 27, 2010, the 120,000 stock options were exercised and the Company received $39,600.
The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended August 31, 2011 and 2010:

	For the	For the
	Year Ended	Year Ended
Assumptions	August 31, 2011	August 31, 2010
Expected volatility	N/A	71.1%
Expected life (years)	N/A	10.0
Risk-free interest rate	N/A	3.07%
Dividend yield	N/A	0.0%
A summary of the Company’s stock option activity during the year ended August 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at September 1, 2010	705,000	$0.65
Granted	—
Exercised	(120,000)	$0.33
Forfeited	—
Expired	(65,000)	$1.30

Balance outstanding at August 31, 2011	520,000	$0.65	2.8	$—

Exercisable at August 31, 2011	520,000	$0.65	2.8	$—

The weighted-average grant-date fair value of options granted during the year ended August 31, 2010 was $0.26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
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

ITEM 9B.	OTHER INFORMATION
     There is no information required to be filed on a Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our current directors and officers are as set forth in the table below.

Name	Age	Position
Robert H. Donehew	59	President, Treasurer, Secretary and Director*

*	Member of audit committee
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
     Section 16(A) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2011, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.
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
The following table sets forth the compensation for the three years ended August 31, 2011 for our president (and principal executive and accounting officer). No executive officer’s compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2011.
SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
		Annual Compensation(1)		Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
Robert H. Donehew	2011	$34,108	$0	0	$0
President and Principal	2010	$30,000	$0	120,000	$0
Accounting Officer	2009	$30,000	$0	0	$0

(1)	The above compensation does not include other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation).
Option Grants
     The following table represents the stock options granted in the fiscal year ended August 31, 2011 to such executive officers.
OPTION GRANTED IN THE LAST FISCAL YEAR

	Number of	Percent of Total
	Securities	Options Granted to		Market Price
	Underlying Options	Employees in Fiscal	Exercise Price of	on Date	Expiration
Name of Executive	Granted	Year	Options	of Grant	Date
Robert H. Donehew	0	100%	N/A	N/A	N/A
     The following table sets forth the fiscal year end option values of outstanding options at August 31, 2011 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.
AGGREGATED FISCAL YEAR-END OPTION VALUES

Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)
Robert H. Donehew	265,000	0	$0	$0

(1)	These values are based on the difference between the closing sale price of our common stock on August 31, 2011 (the last trading day of the fiscal year) of $0.05 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

Employment Arrangements
     In fiscal year 2010, we issued to Mr. Donehew ten-year options to purchase 120,000 shares at an exercise price of $0.33 per share and vested immediately to compensate him for additional services rendered to the Company during fiscal 2009 and 2010. On September 27, 2010, the 120,000 stock options were exercised and the Company received $39,600.
     Compensation Arrangements for Directors
     Our director does not currently receive any cash compensation for his services.
     In August 2010, we granted to our sole director ten-year options to purchase 120,000 shares of our common stock. All of these options were exercisable at an exercise price of $0.33 per share and vested immediately. On September 27, 2010, the 120,000 stock options were exercised and the Company received $39,600.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table and accompanying footnotes set forth certain information as of December 7, 2011, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;
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

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class
Paul O. Koether	484,690	(1)	13.6%
211 Pennbrook Road Far Hills, New Jersey 07931

Robert H. Donehew	520,000	(2)	13.6%
Donehew Capital, LLC 111 Village Parkway, Building #2 Marietta, Georgia 30067

Shamrock Associates	409,470	(3)	11.5%
211 Pennbrook Road Far Hills, New Jersey 07931

Ronald I. Heller	325,980	(4)	9.1%
74 Farview Road Tenafly, New Jersey 07670

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class
John W. Galuchie, Jr.	212,166	(5)	5.9%
376 Main Street Bedminster, New Jersey 07921

Asset Value Holdings, Inc.	200,000		5.6%
211 Pennbrook Road Far Hills, New Jersey 07931

Galt Asset Management	200,000		5.6%
c/o Brian Vitale 125 West Shore Road Huntington, New York 11743

All directors and executive officers as a group (one person)	520,000 (6)		13.6%

(1)	Includes 209,470 shares of common stock beneficially owned by Shamrock Associates, of which Mr. Koether is the general partner, 200,000 shares held by Asset Value Holdings, Inc., of which Mr. Koether is President, 7,166 shares owned by Sun Equities Corporation, of which Mr. Koether is Chairman and a principal stockholder; 1,666 shares held by Mr. Koether’s IRA, 20,000 shares owned by Mr. Koether’s wife; and 15,000 shares held in discretionary accounts for Mr. Koether’s brokerage customers.

(2)	Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes 265,000 shares of common stock issuable upon exercise of exercisable options and 155,000 shares of common stock.

(3)	Includes 200,000 shares of common stock held by Asset Value Holding, of which Shamrock Associates is the ultimate parent. Shamrock Associates disclaims beneficial ownership of these shares.

(4)	Includes 144,615 shares of common stock held of record by the Ronald I. Heller Revocable Trust dated 12/23/97 (“Ronald Trust”), 144,615 shares of common stock held of record by the Joyce L. Heller Revocable Trust dated 12/23/97 (“Joyce Trust”) and 36,750 shares of common stock held of record by the Delaware Charter Guarantee & Trust Co., for the benefit of the Ronald I. Heller IRA (“Ronald IRA”). Joyce L. Heller does not directly own any shares of common stock. As the co-trustee of the Ronald Trust and Joyce Trust, Joyce has shared voting and dispositive power over the shares held in such trusts. Although Joyce disclaims any voting or dispositive power over the 36,750 shares of common stock held for the benefit of the Ronald IRA, which Ronald has sole voting and dispositive power over, Joyce may be deemed to beneficially own such shares pursuant to interpretations of the Securities and Exchange Commission.

(5)	Includes 200,000 shares of common stock held by Asset Value Holdings, Inc., of which Mr. Galuchie is the Treasurer. Mr. Galuchie disclaims beneficial ownership of the shares held by Asset Value Holdings. Also includes 7,166 shares owned by Sun Equities Corporation, of which Mr. Galuchie is a director and officer. Mr. Galuchie disclaims beneficial ownership of the shares held by Sun Equities Corporation.

(6)	Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     See Note 5 to the consolidated financial statements contained in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2011	2010
Audit Fees(1)	$18,250	$18,250
Tax Fees	0	0

Total	$18,250	$18,250

(1)	Represents the aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2011 and 2010 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	Exhibits Filed.

See Exhibit Index appearing later in this Report.

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 8, 2011	GOLF ROUNDS.COM, INC. (Registrant)
	By:	/s/ Robert H. Donehew
		Name:	Robert H. Donehew
		Title:	President, Treasurer and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew	President, Treasurer, Secretary and Director
Robert H. Donehew	(Principal Executive and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document
1.1	Agreement and Plan of Merger between American Metals, Inc. and American Metals Service, Inc.	A	2

3.1	Certificate of Incorporation	A	3	(I)

3.1.1	Bylaws	A	3	(II)

10.1	Stock Purchase Agreement, dated January 18, 2000, among Asset Value Holdings, Inc., Bradford Trading Company, Paul Koether, Shamrock Associates, Sun Equities Corporation, Thomas K. Van Herwarde, The Rachel Beth Heller1997 Trust Dated 7/9/97, The Evan Todd Heller Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited Partnership, Jonathan & Nancy Glaser Family Trust Dated 12/16/98, W. Robert Ramsdell and Nagelberg Family Trust Dated 9/24/97	B	2.1

10.2	Form of option agreement for executives and directors	C	10.6

10.4	Code of Ethics	D	10.16

31.1	Section 302 Certification	Filed herewith	—

32.1	Section 906 Certification	Filed herewith	—

A	Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.

B	Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2000.

C	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

D	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.