Form 10-Q
period 2011-11-30
GOLF ROUNDS COM INC
filed 2011-12-28
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 21, 2011, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

TABLE OF CONTENTS

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statement of Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Controls and Procedures	12

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings*
Item 1A.	Risk Factors*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3.	Defaults Upon Senior Securities*
Item 4.	Submission of Matters to a Vote of Security Holders*
Item 5.	Other Information*
Item 6.	Exhibits

	SIGNATURES

EXHIBIT INDEX	13
13
Exhibit 31.1	13
Exhibit 32.1
____________

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2011	August 31, 2011

Assets

Current assets:
Cash and cash equivalents	$48,314	$53,401
Prepaid expenses	9,417	11,917
Total current assets	57,731	65,318

Total assets	$57,731	$65,318

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses (including $15,400 and $7,700
due to related parties, respectively)	$29,460	$7,925
Total current liabilities	29,460	7,925

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized,
3,567,377 shares issued and outstanding	35,673	35,673
Additional paid-in capital	3,178,550	3,178,550
Accumulated deficit	(3,185,952)	(3,156,830)
Total stockholders’ equity	28,271	57,393

Total liabilities and stockholders’ equity	$57,731	$65,318

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2011	November 30, 2010

Expenses:
General, administrative and other	$29,137	$59,771
Total operating expenses	29,137	59,771

Loss from operations	(29,137)	(59,771)

Other income:
Interest income	15	852
Total other income	15	852

Net loss	$(29,122)	$(58,919)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	3,567,377	3,531,773

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2011	3,567,377	$35,673	$3,178,550	$(3,156,830)	$57,393
Net loss	-	-	-	(29,122)	(29,122)
Balance, November 30, 2011	3,567,377	$35,673	$3,178,550	$(3,185,952)	$28,271

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2011	November 30, 2010

Cash flows from operating activities:
Net loss	$(29,122)	$(58,919)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,500	4,000
Increase (decrease) in accounts payable and accrued expenses	21,535	(3,513)
Net cash used in operating activities	(5,087)	(58,432)

Cash flows from financing activities:
Proceeds from stock options exercised	-	39,600
Dividends paid to stockholders	-	(1,783,689)
Net cash used in financing activities	-	(1,744,089)

Net decrease in cash and cash equivalents	(5,087)	(1,802,521)

Cash and cash equivalents - beginning	53,401	1,931,769

Cash and cash equivalents - ending	$48,314	$129,248

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

(A)	Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of November 30, 2011, and the unaudited condensed consolidated statements of operations and cash flows for the three months ended November 30, 2011 and 2010 and the unaudited condensed consolidated statement of stockholders’ equity for the three months ended November 30, 2011 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet information as of August 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011, as filed with the Securities and Exchange Commission on December 8, 2011.

The results of operations for the three months ended November 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).  Intercompany transactions and accounts have been eliminated in consolidation.

(C)	Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 520,000 and 585,000 stock options for the three months ended November 30, 2011 and 2010, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended November 30, 2011, the Company had a net loss of $29,122, had net cash used in operations of $5,087, and had no revenues from operations.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

(C)	Stock Options

A summary of the Company’s stock option activity during the three months ended November 30, 2011 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2011	520,000	$0.65
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at November 30, 2011	520,000	$0.65	2.6	$-

Exercisable at November 30, 2011	520,000	$0.65	2.6	$-

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

Our Ability to Continue as a Going Concern

Our financial statements as of November 30, 2011 include an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements as of November 30, 2011 have been prepared under the assumption that we will continue as a going concern.  If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $28,271 (as of November 30, 2011), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Three months ended November 30, 2011 compared to three months ended November 30, 2010

Other income (interest) for the three months ended November 30, 2011 decreased to $15 from $852 for the three months ended November 30, 2010, a decrease of 98.2%. The decrease in interest income was due to fewer funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010).

General, administrative and other expenses for the three months ended November 30, 2011 decreased to $29,137 from $59,771 for the three months ended November 30, 2010, a decrease of 51.3%.  The decrease was due to lower payroll expenses of $12,207, legal expenses of $10,785, stockholder service expenses of $3,673, taxes and license expense of $1,609, directors and officers liability insurance expenses of $1,500, business wire expenses of $750, and bank charges of $110.

General, administrative and other expenses for the three months ended November 30, 2011 consisted of audit and accounting fee expenses of $10,000, payroll expenses of $7,691, legal expenses of $3,722, office sharing expenses of $2,700, directors and officers liability insurance expenses of $2,500, stockholder service expenses of $2,364, taxes and license expenses of $113, and bank charges of $47.

Liquidity and Capital Resources

General

As of November 30, 2011, cash and cash equivalents were $48,314, which includes $39,754 invested in various money market accounts with a weighted average yield of 0.14% and $8,560 in a non-interest bearing checking account. As of November 30, 2011, working capital was $28,271.

The Company’s total liabilities at November 30, 2011 were $29,460, which was comprised of accounts payable of $13,722 and accrued liabilities of $15,738.

Cash flows used in operating activities for the three months ended November 30, 2011 of $5,087 stems from a net loss of $29,122, offset by a decrease in prepaid expenses of $2,500 and an increase in accounts payable and accrued expenses of $21,535.

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

Contractual obligations

The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-K for the year ended August 31, 2011.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit 31.1	Section 302 Certification of President and Treasurer

Exhibit 32.1	Section 906 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF ROUNDS.COM, INC.

Dated: December 27, 2011	By:	/s/ Robert H. Donehew
	Name:	Robert H. Donehew
	Title:	President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)