Form 10-K/A
period 2011-08-31
GOLF ROUNDS COM INC
filed 2012-02-03
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

or

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
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code (770) 951-0984

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.0001 par value per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.  As of February 28, 2011, the aggregate market value was $767,507.

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 2, 2012, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the fiscal year ended August 31, 2011, which was originally filed on December 8, 2011 (the “Original 10-K”). We are filing this Amendment solely for the following reasons:

(i)	To supplement the disclosure under Item 9A of the Original 10-K.

(ii)	To correct a typographical error in Exhibit 32.1 in order to change date from “August 31, 2010” to “August 31, 2011.”

We are including (a) as Exhibit 31.1 to this Amendment, a new certification of our principal executive officer and our principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and (b) as Exhibit 32.1 to this Amendment, a new certification of our principal executive officer and our principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth above, we are not amending, updating or otherwise modifying the Original 10-K. Except as otherwise indicated, this Amendment does not reflect events occurring after December 8, 2011, the date of the Original 10-K, or modify or update any disclosures that may have been affected by subsequent events.

Part III

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2011 based on the framework set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

3

Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting as of August 31, 2011 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended August 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer (and principal financial officer) has concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF ROUNDS.COM, INC.

Dated: February 2, 2012	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)

5