Form 10-K/A
period 2011-08-31
GOLF ROUNDS COM INC
filed 2012-03-08
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to.______________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of March 5, 2012, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.  As of March 5, 2012, the aggregate market value was $107,021.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the fiscal year ended August 31, 2011, which was originally filed on December 8, 2011 (the “Original 10-K”). We are filing this Amendment solely for the following reasons:

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

Although we have refiled our Form 10-K in its entirety, except as set forth above, we are not amending, updating or otherwise modifying the Original 10-K. Except as otherwise indicated, this Amendment does not reflect events occurring after December 8, 2011, the date of the Original 10-K, or modify or update any disclosures that may have been affected by subsequent events.

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

Selection of a target business and structuring of a business combination

Our management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

1.  the financial condition and results of operation of the target;

2.  the growth potential of the target and that of the industry in which the target operates;

3.  the experience and skill of the target’s management and availability of additional personnel;

4.  the capital requirements of the target;

5.  the competitive position of the target;

6.  the stage of development that the target’s products, processes or services are at;

7.  the degree of current or potential market acceptance of the target’s products, processes or services;

8.  proprietary features and the degree of intellectual property or other protection of the target’s products, processes or services;

9.  the regulatory environment of the industry in which the target operates;

10.  the prospective equity interest in, and opportunity for control of, the target; and

11.  the costs associated with effecting the business combination.

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

The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an “investment company” but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an “investment company,” especially during the period prior to a business combination. In the event we are deemed to be an “investment company,” we may become subject to certain restrictions relating to our activities and regulatory burdens, including:

1.  restrictions on the nature of our investments;

2.  the issuance of securities;

3.  registration as an investment company;

4.  adoption of a specific form of corporate structure; and

5.  compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.

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
___________________

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:
Golf Rounds.com, Inc.

We have audited the accompanying consolidated balance sheets of Golf Rounds.com, Inc. and subsidiary (the “Company”) as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Weinberg & Company, P.A.

Boca Raton, Florida
December 7, 2011

Consolidated Balance Sheets as of August 31, 2011 and 2010

	August 31, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$53,401	$1,931,769
Prepaid expenses	11,917	15,667
Total current assets	65,318	1,947,436

Total assets	$65,318	$1,947,436
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (including $7,700 and $22,200 due to related parties, respectively)	$7,925	$23,692
Total current liabilities	7,925	23,692
Stockholders' equity:
Common stock, $0.01 par value; 12,000,000 shares authorized,	35,673	34,473
3,567,377 and 3,447,377 shares issued and outstanding, respectively
Additional paid-in capital	3,178,550	4,923,839
Accumulated deficit	(3,156,830)	(3,034,568)
Total stockholders' equity	57,393	1,923,744
Total liabilities and stockholders' equity	$65,318	$1,947,436

Consolidated Statements of Operations for the years ended August 31, 2011 and 2010

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
Expenses :
General, administrative and other	$123,159	$167,262
Total operating expenses	123,159	167,262

Loss from operations	(123,159)	(167,262)

Other income:
Interest income	897	9,800
Total other income	897	9,800
Net loss	$(122,262)	$(157,462)
Net loss per common share - basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	3,558,500	3,447,377

Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2011 and 2010

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, August 31, 2009	3,447,377	$34,473	$4,892,639	$(2,877,106)	$2,050,006
Stock-based compensation	-	-	31,200	-	31,200
Net loss	-	-	-	(157,462)	(157,462)
Balance, August 31, 2010	3,447,377	34,473	4,923,839	(3,034,568)	1,923,744
Cash dividend paid to stockholders	-	-	(1,783,689)	-	(1,783,689)
Stock options exercised	120,000	1,200	38,400	-	39,600
Net loss	-	-	-	(122,262)	(122,262)
Balance, August 31, 2011	3,567,377	$35,673	$3,178,550	$(3,156,830)	$57,393

Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010

	For the Year Ended	For the Year Ended
	August 31, 2011	August 31, 2010

Cash flows from operating activities :	$(122,262)	$(157,462)
Net loss
Adjustments to reconcile net loss to net cash used in operating activites :
Stock-based compensation	-	31,200
Changes in operating as sets and liabilities :
Decrease in prepaid expenses	3,750	1,333
(Decrease) increase in accounts payable and accrued expenses	(15,767)	(19,862)
Net cash used in operating activities	(134,279)	(105,067)

Cash flows from financing activities :
Proceeds from stock options exercised	39,600	-
Dividends paid to stockholders	(1,783,689)	-
Net cash used in financing activities	(1,744,089)	-

Net decrease in cash and cash equivalents	1,878,368	(105,067)

Cash and cash equivalents – beginning	1,931,769	2,036,836

Cash and cash equivalents – ending	$53,401	$1,931,769

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

NOTE 4 — INCOME TAXES

The components of the benefit (provision) for income taxes from continuing operations are as follows:

	For the Year Ended August 31, 2010	For the Year Ended August 31, 2011
	$-	$-
Current (benefit) provision: federal	-	-
Current (benefit) provision: state	-	-
Total current provision

Deferred (benefit) provision: federal	-	-
Deferred (benefit) provision: state	-	-
Total deferred provision	-	-

Total provision (benefit) for income taxes
from continuing operations	$-	$-

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	August 31, 2010	August 31, 2011
Long-term deferred taxes :
Operating loss carryforwards -federal	617,000	580,000
Operating loss carryforwards -state	117,000	109,000
Total deferred taxes	734,000	689,000
Less: valuation allowance	(734,000)	(689,000)
Net deferred tax assets	$-	$-

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

The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2011:

Year	Federal	Georgia
2011	$185,000	$-
2019	43,000	-
2020	389,000	89,000
2021	218,000	129,000
2022	187,000	207,000
2023	157,000	175,000
2024	321,000	340,000
2025	117,000	168,000
2026	72,000	165,000
2027	32,000	141,000
2028	86,000	134,000
2029	124,000	126,000
2030	139,000	139,000
2031	135,000	135,000
	$2,205,000	$1,948,000

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
Federal tax benefit (provision) rate	28%	28%
State tax benefit (provision) rate	4%	4%
Temporary differences	3%	3%
Permanent differences	0%	-6%
Change in valuation allowance	-35%	-29%
Effective Income tax (benefit) provision rate
from continuing operations	0%	0%

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

Assumptions	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
Expected volatility	N/A	71.1%
Expected life (years)	N/A	10.0
Risk-free interest rate	N/A	3.07%
Dividend yield	N/A	0.0%

A summary of the Company’s stock option activity during the year ended August 31, 2011 is presented below:

	No. of shares	Weighted Average Exerices Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at September 1, 2010	705,000	$0.65
Granted	-
Exercised	(120,000)	$0.33
Expired	(65,000)	$1.30
Balance outstanding at August 31, 2011	520,000	$0.65	2.8	$-
Exercisable at August 31, 2011	520,000	$0.65	2.8	$-

The weighted-average grant-date fair value of options granted during the year ended August 31, 2010 was $0.26.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Not applicable.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF ROUNDS.COM, INC. (Registrant)

Dated: March 8, 2012	By:	/s/ Robert H. Donehew
		Name:	Robert H. Donehew
		Title:	President, Treasurer and Secretary

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