Form 10-Q
period 2012-02-29
GOLF ROUNDS COM INC
filed 2012-04-06
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________ to____________________________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of  April 3, 2012, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2012	August 31, 2011

Assets
Current assets:
Cash and cash equivalents	$22,250	$53,401
Prepaid expenses	6,916	11,917
Total current assets	29,166	65,318

Total assets	$29,166	$65,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (including $23,100 and $7,700 due to related parties, respectively)	$23,100	$7,925
Total current liabilities	23,100	7,925

Stockholders’ equity:
Common stock, $0.01 par value; 12,000,000 shares authorized, 3,567,377 shares issued and outstanding	35,673	35,673
Additional paid-in capital	3,178,550	3,178,550
Accumulated deficit	(3,208,157)	(3,156,830)
Total stockholders’ equity	6,066	57,393

Total liabilities and stockholders’ equity	$29,166	$65,318

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Expenses:
General, administrative and other	$22,215	$24,940	$51,352	$84,711
Total operating expenses	22,215	24,940	51,352	84,711

Loss from operations	(22,215)	(24,940)	(51,352)	(84,711)

Other income:
Interest income	10	13	25	865
Total other income	10	13	25	865

Net loss	$(22,205)	$(24,927)	$(51,327)	$(83,846)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	3,567,377	3,567,377	3,567,377	3,549,476

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2011	3,567,377	$35,673	$3,178,550	$(3,156,830)	$57,393
Net loss	-	-	-	(51,327)	(51,327)
Balance, February 29, 2012	3,567,377	$35,673	$3,178,550	$(3,208,157)	$6,066

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	February 29, 2012	February 28, 2011

Cash flows from operating activities:
Net loss	$(51,327)	$(83,846)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5,001	7,750
Increase (decrease) in accounts payable and accrued expenses	15,175	(19,956)
Net cash used in operating activities	(31,151)	(96,052)

Cash flows from financing activities:
Proceeds from stock options exercised	-	39,600
Dividends paid to stockholders	-	(1,783,689)
Net cash used in financing activities	-	(1,744,089)

Net decrease in cash and cash equivalents	(31,151)	(1,840,141)

Cash and cash equivalents - beginning	53,401	1,931,769

Cash and cash equivalents - ending	$22,250	$91,628

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

(A)  Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of February 29, 2012, and the unaudited condensed consolidated statements of operations and cash flows for the three and six months ended February 29, 2012 and February 28, 2011 and the unaudited condensed consolidated statement of stockholders’ equity for the six months ended February 29, 2012 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet information as of August 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2011, as filed with the Securities and Exchange Commission on March 8, 2012.

The results of operations for the three and six months ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).  Intercompany transactions and accounts have been eliminated in consolidation.

(C)  Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 360,00 and 520,000 stock options for the three and six months ended February 29, 2012 and February 28, 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

(E) Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended February 29, 2012, the Company had a net loss of $51,327, had net cash used in operations of $31,151, and had no revenues from operations.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
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

(C)  Stock Options

A summary of the Company’s stock option activity during the six months ended February 29, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2011	520,000	$0.65
Granted	-
Exercised	-
Forfeited	-
Expired	(160,000)	$0.60
Balance outstanding at February 29, 2012	360,000	$0.67	3.4	$-

Exercisable at February 29, 2012	360,000	$0.67	3.4	$-

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

Our Ability to Continue as a Going Concern

Our financial statements as of February 29, 2012 include an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements as of February 29, 2012 have been prepared under the assumption that we will continue as a going concern.  If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our available working capital of $6,066 (as of February 29, 2012), capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Three months ended February 29, 2012 compared to three months ended February 28, 2011

Other income (interest) for the three months ended February 29, 2012 decreased to $10 from $13 for the three months ended February 28, 2011, a decrease of 23.1%. The decrease in interest income was due to fewer funds invested in money market fund investments in the current year.

General, administrative and other expenses for the three months ended February 29, 2012 decreased to $22,215 from $24,940 for the three months ended February 28, 2011, a decrease of 10.9%.  The decrease was due to lower directors and officers liability insurance expenses of $1,500, legal expenses of $973, payroll expenses of $361, bank charges of $37, taxes and licenses expense of $24, offset by higher stockholder service expenses of $165, and dues and subscriptions of $5.

General, administrative and other expenses for the three months ended February 29, 2012 consisted of payroll expenses of $7,712, legal expenses of $3,620, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, directors and officers liability insurance expenses of $2,500, stockholder service expenses of $2,492, taxes and license expenses of $206, dues and subscriptions of $176 and bank charges of $59.

Six months ended February 29, 2012 compared to six months ended February 28, 2011

Other income (interest) for the six months ended February 29, 2012 decreased to $25 from $865 for the six months ended February 28, 2011, a decrease of 97.1%. The decrease in interest income was due to fewer funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010).

General, administrative and other expenses for the six months ended February 29, 2012 decreased to $51,352 from $84,711 for the six months ended February 28, 2011, a decrease of 39.4%.  The decrease was due to lower payroll expenses of $12,568, legal expenses of $11,758, stockholder service expenses of $3,508, directors and officers liability insurance expenses of $3,000, taxes and licenses expense of $1,633, business wire of $750, bank charges of $147, offset by higher and dues and subscriptions of $5.

General, administrative and other expenses for the six months ended February 29, 2012 consisted of payroll expenses of $15,403, audit and accounting fee expenses of $12,750, legal expenses of $7,342, office sharing expenses of $5,400, directors and officers liability insurance expenses of $5,000, stockholder service expenses of $4,856, taxes and license expenses of $319, dues and subscriptions of $176 and bank charges of $106.

Liquidity and Capital Resources

General

As of February 29, 2012, cash and cash equivalents were $22,250, which includes $20,250 invested in various money market accounts with a weighted average yield of 0.20% and $2,000 in a non-interest bearing checking account. As of February 29, 2012, working capital was $6,066.

The Company’s total liabilities at February 29, 2012 were $23,100, which was comprised of accrued liabilities of $23,100.

Cash flows used in operating activities for the six months ended February 29, 2012 of $31,151 stems from a net loss of $51,327, offset by a decrease in prepaid expenses of $5,001 and an increase in accounts payable and accrued expenses of 15,175.

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

GOLF ROUNDS.COM, INC.

Date: April 6, 2012	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)