Form 10-Q
period 2012-05-31
GOLF ROUNDS COM INC
filed 2012-07-13
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ .

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

Yes ☑           No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 13, 2012, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

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

Yes ☑           No ☐

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	F-1
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5 - F-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
Item 4T. Controls and Procedures	7

PART II — OTHER INFORMATION

Item 1. Legal Proceedings*
Item 1A. Risk Factors*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3. Defaults Upon Senior Securities*
Item 4. Submission of Matters to a Vote of Security Holders*
Item 5. Other Information*
Item 6. Exhibits	8

SIGNATURES	9

EXHIBIT INDEX

Exhibit 31.1
Exhibit 32.1
____________

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2012	August 31, 2011

Assets

Current assets:
Cash and cash equivalents	$6,235	$53,401
Prepaid expenses	9,375	11,917
Total current assets	15,610	65,318

Total assets	$15,610	$65,318

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses (including $33,300 and $7,700 due to related parties, respectively)	$33,409	$7,925
Total current liabilities	33,409	7,925

Stockholders’ equity (deficiency):

Common stock, $0.01 par value; 12,000,000 shares authorized, 3,567,377 shares issued and outstanding	35,673	35,673
Additional paid-in capital	3,178,550	3,178,550
Accumulated deficit	(3,232,022)	(3,156,830)
Total stockholders’ equity (deficiency)	(17,799)	57,393

Total liabilities and stockholders’ equity (deficiency)	$15,610	$65,318

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Expenses:
General, administrative and other	$23,870	$17,711	$75,222	$102,422
Total operating expenses	23,870	17,711	75,222	102,422

Loss from operations	(23,870)	(17,711)	(75,222)	(102,422)

Other income:
Interest income	5	11	30	876
Total other income	5	11	30	876

Net loss	$(23,865)	$(17,700)	$(75,192)	$(101,546)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	3,567,377	3,567,377	3,567,377	3,555,509

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED MAY 31, 2012
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, August 31, 2011	3,567,377	$35,673	$3,178,550	$(3,156,830)	$57,393
Net loss	-	-	-	(75,192)	(75,192)
Balance, May 31, 2012	3,567,377	$35,673	$3,178,550	$(3,232,022)	$(17,799)

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31, 2012	May 31, 2011

Cash flows from operating activities:
Net loss	$(75,192)	$(101,546)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,542	1,250
Increase (decrease) in accounts payable and accrued expenses	25,484	(22,080)
Net cash used in operating activities	(47,166)	(122,376)

Cash flows from financing activities:
Proceeds from stock options exercised	-	39,600
Dividends paid to stockholders	-	(1,783,689)
Net cash used in financing activities	-	(1,744,089)

Net decrease in cash and cash equivalents	(47,166)	(1,866,465)

Cash and cash equivalents - beginning	53,401	1,931,769

Cash and cash equivalents - ending	$6,235	$65,304

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

(A)	Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of May 31, 2012, and the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2012 and 2011, the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2012 and 2011, and the unaudited condensed consolidated statement of stockholders’ equity (deficiency) for the nine months ended May 31, 2012 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet information as of August 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2011, as filed with the Securities and Exchange Commission on March 8, 2012.

The results of operations for the three and nine months ended May 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).  Intercompany transactions and accounts have been eliminated in consolidation.

(C)	Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 360,000 and 520,000 stock options for the three and nine months ended May 31, 2012 and 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the nine months ended May 31, 2012, the Company had a net loss of $75,192, used cash in operations of $47,166, and had no revenues from operations.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 — STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

(C)	Stock Options

A summary of the Company’s stock option activity during the nine months ended May 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance outstanding at August 31, 2011	520,000	$0.65
Granted	-
Exercised	-
Forfeited	-
Expired	(160,000)	$0.60
Balance outstanding at May 31, 2012	360,000	$0.67	3.2	$-

Exercisable at May 31, 2012	360,000	$0.67	3.2	$-

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

Our Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the nine months ended May 31, 2012, the Company had a net loss of $75,192, used cash in operations of $47,166, and had no revenues from operations.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Our Business Plan

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). We intend to use our capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Three months ended May 31, 2012 compared to three months ended May 31, 2011

Other income (interest) for the three months ended May 31, 2012 decreased to $5 from $11 for the three months ended May 31, 2011, a decrease of 54.5%. The decrease in interest income was due to fewer funds invested in money market fund investments in the current year.

General, administrative and other expenses for the three months ended May 31, 2012 increased to $23,870 from $17,711 for the three months ended May 31, 2011, an increase of 34.8%.  The increase was due to higher payroll expenses of $4,750, audit and accounting fee expenses of $2,000, office sharing expenses of $1,800, legal expenses of $593, bank charges of $26 and wire service fees of $15, offset by lower stockholder service expenses of $1,783, directors and officers liability insurance expenses of $1,208 and taxes and licenses expense of $34.

General, administrative and other expenses for the three months ended May 31, 2012 consisted of payroll expenses of $7,500, audit and accounting fee expenses of $4,750, legal expenses of $3,991, office sharing expenses of $2,700, stockholder service expenses of $2,364, directors and officers liability insurance expenses of $2,291, taxes and license expenses of $159, bank charges of $100 and wire service fees of $15.

Nine months ended May 31, 2012 compared to nine months ended May 31, 2011

Other income (interest) for the nine months ended May 31, 2012 decreased to $30 from $876 for the nine months ended May 31, 2011, a decrease of 96.6%. The decrease in interest income was due to fewer funds invested in money market fund investments in the current year (resulting from the $1,783,689 used to pay a special dividend to stockholders on October 21, 2010).

General, administrative and other expenses for the nine months ended May 31, 2012 decreased to $75,222 from $102,422 for the nine months ended May 31, 2011, a decrease of 26.6%.  The decrease was due to lower legal expenses of $11,165, payroll expenses of $7,818, stockholder service expenses of $5,291, directors and officers liability insurance expenses of $4,209, taxes and licenses expense of $1,666, business wire of $750, and bank charges of $156, offset by higher audit and accounting fee expenses of $2,000, office sharing expenses of $1,800, wire service fees of $50 and dues and subscriptions of $5.

General, administrative and other expenses for the nine months ended May 31, 2012 consisted of payroll expenses of $22,903, audit and accounting fee expenses of $17,500, legal expenses of $11,333, office sharing expenses of $8,100, directors and officers liability insurance expenses of $7,291, stockholder service expenses of $7,220, taxes and license expenses of $478, dues and subscriptions of $176, bank charges of $171 and wire service fees of $50.

Liquidity and Capital Resources

General

As of May 31, 2012, cash and cash equivalents were $6,235, which includes $2,675 invested in various money market accounts with a weighted average yield of 0.49% and $3,560 in a non-interest bearing checking account. As of May 31, 2012, there was a working capital deficiency of $17,799.

The Company’s total liabilities at May 31, 2012 were $33,409, which was comprised of accrued liabilities of $33,409.

Cash flows used in operating activities for the nine months ended May 31, 2012 of $47,166 stems from a net loss of $75,192, offset by a decrease in prepaid expenses of $2,542 and an increase in accounts payable and accrued expenses of 25,484.

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

GOLF ROUNDS.COM, INC.

Date: July 13, 2012	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)