Form 10-K
period 2012-08-31
GOLF ROUNDS COM INC
filed 2012-12-13
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________ .

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

Yes ☑           No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 13, 2012, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.  As of February 28, 2012, the aggregate market value was $282,769.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

	HIGH	LOW
PERIOD	($)	($)
Fiscal 2013
First Quarter*	0.09	0.03

Fiscal 2012
First Quarter	0.08	0.03
Second Quarter	0.11	0.03
Third Quarter	0.10	0.06
Fourth Quarter	0.12	0.02

Fiscal 2011
First Quarter	0.67	0.06
Second Quarter	0.10	0.05
Third Quarter	0.09	0.06
Fourth Quarter	0.06	0.05
___________________ * Through November 23, 2012

HOLDERS

As of December 13, 2012, we believe there were more than 2,000 beneficial holders of our common stock.

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

Fiscal year 2012 compared to fiscal year 2011

For the year ended August 31, 2012, other income (interest) was $30 as compared to $897 for the year ended August 31, 2011. The decrease in interest income for the year ended August 31, 2012, was primarily due to a decrease in cash stemming from a cash dividend of $1,783,689 paid to stockholders of on October 21, 2010 as well as lower rates of interest paid to us on our money market fund investments, which are reported as cash and cash equivalents.

General, administrative and other expenses were $101,613 for the year ended August 31, 2012, as compared to $123,159 for the year ended August 31, 2011.  The decrease in expenses was due to lower payroll expenses of $8,010, legal expenses of $5,625, directors and officers liability insurance expenses of $4,833, stockholder service expenses of $4,388, taxes and licenses of $1,610, business wire expenses of $750, bank charges of $28, office expenses of $107, offset by higher audit and accounting fee expenses of $2,000, office sharing expenses of $1,800 and dues and subscriptions of $5.

General, administrative and other expenses for the year ended August 31, 2012, consisted of payroll expenses of $30,403, audit and accounting fee expenses of $20,250, legal expenses of $19,007, stockholder service expenses of $10,852, office sharing expenses of $10,800, directors and officers liability insurance expenses of $9,167, taxes and license expenses of $647, bank charges of $311 and dues and subscriptions of $176.

LIQUIDITY AND CAPITAL RESOURCES

General

At August 31, 2012, cash and cash equivalents were $334, which includes $230 invested in various money market accounts with a weighted average effective yield of 0.06% and $104 in a non-interest bearing checking account.  At August 31, 2012, we had a working capital deficiency of $44,190.

Cash flows used in operating activities for the year ended August 31, 2012 of $53,067 relates to a net loss of $101,583, offset by an increase in accounts payable and accrued expenses of $41,789 and a decrease in prepaid expenses of $6,727.

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

Our Ability to Continue as a Going Concern

Our financial statements as of August 31, 2012 include an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of August 31, 2012 have been prepared under the assumption that we will continue as a going concern.  If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Accordingly, the Company adopted ASU 2011-08 beginning in the second quarter of fiscal year ended August 31, 2012.  The adoption of ASU 2010-13 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-05 beginning in the second quarter of fiscal year ended August 31, 2012. The adoption of this updated disclosure guidance did not have a material impact upon the Company’s financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:
Golf Rounds.com, Inc.

We have audited the accompanying consolidated balance sheets of Golf Rounds.com, Inc. and subsidiary (the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations which have resulted in a negative working capital and a stockholders' deficiency as of August 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, CA
December 13, 2012

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$334	$53,401
Prepaid expenses	5,190	11,917
Total current assets	5,524	65,318

Total assets	$5,524	$65,318

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses (including $43,500 and $7,700
due to related parties, respectively)	$49,714	$7,925
Total current liabilities	49,714	7,925

Stockholders’ equity (deficiency):
Common stock, $0.01 par value; 12,000,000 shares authorized,
3,567,377 shares issued and outstanding	35,673	35,673
Additional paid-in capital	3,178,550	3,178,550
Accumulated deficit	(3,258,413)	(3,156,830)
Total stockholders’ equity (deficiency)	(44,190)	57,393

Total liabilities and stockholders’ equity (deficiency)	$5,524	$65,318

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31, 2012	August 31, 2011

Expenses:
General, administrative and other	$101,613	$123,159
Total operating expenses	101,613	123,159

Loss from operations	(101,613)	(123,159)

Other income:
Interest income	30	897
Total other income	30	897

Net loss	$(101,583)	$(122,262)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	3,567,377	3,558,500

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011
					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, August 31, 2010	3,447,377	$34,473	$4,923,839	$(3,034,568)	$1,923,744
Cash dividend paid to stockholders	-	-	(1,783,689)	-	(1,783,689)
Stock options exercised	120,000	1,200	38,400	-	39,600
Net loss	-	-	-	(122,262)	(122,262)
Balance, August 31, 2011	3,567,377	35,673	3,178,550	(3,156,830)	57,393
Net loss	-	-	-	(101,583)	(101,583)
Balance, August 31, 2012	3,567,377	$35,673	$3,178,550	$(3,258,413)	$(44,190)

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31, 2012	August 31, 2011

Cash flows from operating activities:
Net loss	$(101,583)	$(122,262)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,727	3,750
Increase (decrease) in accounts payable and accrued expenses	41,789	(15,767)
Net cash used in operating activities	(53,067)	(134,279)

Cash flows from financing activities:
Proceeds from stock options exercised	-	39,600
Dividends paid to stockholders	-	(1,783,689)
Net cash used in financing activities	-	(1,744,089)

Net decrease in cash and cash equivalents	(53,067)	(1,878,368)

Cash and cash equivalents - beginning	53,401	1,931,769

Cash and cash equivalents - ending	$334	$53,401

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

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

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the year ended August 31, 2012, the Company had a net loss of $101,583, had net cash used in operations of $53,067, and had no revenues from operations.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

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

(F)  LOSS PER SHARE

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 360,000 and 520,000 stock options for the years ended August 31, 2012 and 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

(H)  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Accordingly, the Company adopted ASU 2011-08 beginning in the second quarter of fiscal year ended August 31, 2012.  The adoption of ASU 2010-13 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-05 beginning in the second quarter of fiscal year ended August 31, 2012. The adoption of this updated disclosure guidance did not have a material impact upon the Company’s financial position and results of operations.

NOTE 4 — INCOME TAXES

The components of the benefit (provision) for income taxes from continuing operations are as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2012	August 31, 2011
Current (benefit) provision: federal	$-	$-
Current (benefit) provision: state	-	-
Total current provision	-	-

Deferred (benefit) provision: federal	-	-
Deferred (benefit) provision: state	-	-
Total deferred provision	-	-

Total provision (benefit) for income taxes from continuing operations	$-	$-

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	August 31, 2012	August 31, 2011
Long-term deferred taxes:
Operating loss carryforwards-federal	$598,000	$617,000
Operating loss carryforwards-state	124,000	117,000
Total deferred taxes	722,000	734,000
Less: valuation allowance	(722,000)	(734,000)
Net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2012 and 2011 for the full amount of the deferred tax asset due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at August 31, 2012. The net change in the valuation allowance during the year ended August 31, 2012 was a decrease of $12,000.  The valuation allowance as of August 31, 2012 was $722,000.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2012:

Year	Federal	Georgia
2014	$43,000	$-
2015	389,000	89,000
2016	218,000	129,000
2017	187,000	207,000
2018	157,000	175,000
2024	321,000	340,000
2025	117,000	168,000
2026	72,000	165,000
2027	32,000	141,000
2028	86,000	134,000
2029	124,000	126,000
2030	139,000	139,000
2031	135,000	135,000
2032	115,000	115,000
	$2,135,000	$2,063,000

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2012	August 31, 2011
Federal tax benefit (provision) rate	28%	28%
State tax benefit (provision) rate	4%	4%
Temporary differences	4%	3%
Permanent differences	0%	0%
Change in valuation allowance	-36%	-35%
Effective Income tax (benefit) provision rate from continuing operations	0%	0%

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 5 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”).  The Company’s President/Treasurer/Secretary is the Chief Financial Officer of Garwood.  During the year ended August 31, 2011, the Company was given two months of free rent.  The Company’s expense for these shared facilities and bookkeeping services was $10,800 and 9,000 for the years ended August 31, 2012 and 2011, respectively.

As of August 31, 2012, accounts payable and accrued expenses include $13,500 for rent and $30,000 for officer’s salary.  As of August 31, 2011, accounts payable and accrued expenses include $2,700 for rent and $5,000 for officer’s salary.

During the year ended August 31, 2012, the Company paid $2,000 to Donehew Capital, LLC for income tax preparation.  The Company’s President/Treasurer/Secretary is the CEO of Donehew Capital, LLC.

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

(B)  STOCK OPTIONS

On September 27, 2010, the Company’s president/treasurer/secretary exercised 120,000 stock options at $0.33 per share and the Company received proceeds of $39,600.

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The Company did not grant any stock options during the years ended August 31, 2012 and 2011.

A summary of the Company’s stock option activity during the year ended August 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2011	520,000	$0.65
Granted	-
Exercised	-
Forfeited	-
Expired	(160,000)	$0.60
Balance outstanding at August 31, 2012	360,000	$0.67	2.9	$-

Exercisable at August 31, 2012	360,000	$0.67	2.9	$-

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and officers are as set forth in the table below.

Name	Age	Position

Robert H. Donehew	60	President, Treasurer, Secretary and Director*

*	Member of audit committee

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

Section 16(A) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2012, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation for the three years ended August 31, 2012 for our president (and principal executive and accounting officer).  No executive officer’s compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2012.

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)		Long-Term Compensation Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation

Robert H. Donehew	2012	$30,000	$0	0	$0
President and Principal	2011	$34,108	$0	0	$0
Accounting Officer	2010	$30,000	$0	120,000	$0

(1)	The above compensation does not include other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation).

Option Grants

The following table represents the stock options granted in the fiscal year ended August 31, 2012 to such executive officers.

OPTION GRANTED IN THE LAST FISCAL YEAR

Name of Executive	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price of Options	Market Price on Date of Grant	Expiration Date

Robert H. Donehew	0	100%	N/A	N/A	N/A

The following table sets forth the fiscal year end option values of outstanding options at August 31, 2012 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.

AGGREGATED FISCAL YEAR-END OPTION VALUES

Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)

Robert H. Donehew	225,000	0	$0	$0

(1)
These values are based on the difference between the closing sale price of our common stock on August 31, 2012 (the last trading day of the fiscal year) of $0.09 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes set forth certain information as of December 13, 2012, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of December 13, 2012 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

	Amount and Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class

Paul O. Koether	484,690	(1)	13.6%
6808 Mystic Woods Lane
Colleyville, Texas 76034

Robert H. Donehew	480,000	(2)	12.7%
Donehew Capital, LLC
111 Village Parkway, Building #2
Marietta, Georgia 30067

Shamrock Associates	409,470	(3)	11.5%
211 Pennbrook Road
Far Hills, New Jersey 07931

Ronald I. Heller	325,980	(4)	9.1%
74 Farview Road
Tenafly, New Jersey 07670

T. Baulch	250,464	(5)	7.0%
5315-B FM 1960 West, #239
Houston, Texas 77069

John W. Galuchie, Jr.	212,166	(6)	5.9%
376 Main Street
Bedminster, New Jersey 07921

Asset Value Holdings, Inc.	200,000		5.6%
376 Main Street
Bedminster, New Jersey 07921

Galt Asset Management	200,000		5.6%
c/o Brian Vitale
223 Wall Street
Huntington, New York 11743

All directors and executive officers as a group (one person)	480,000	(7)	12.7%

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

(2)
Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital LLC. Also includes 225,000 shares of common stock issuable upon exercise of exercisable options and 155,000 shares of common stock.

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

(5)	Includes 82,816 shares of common stock held by wife of T. Baulch.

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

(7)	Includes the shares of common stock deemed to be included in the respective beneficial holdings of Robert H. Donehew.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 5 to the consolidated financial statements contained in this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2012	2011
Audit Fees(1)	$18,250	$18,250
Tax Fees	0	0
Total	$18,250	$18,250

(1)
Represents the aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2012 and 2011 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Exhibits Filed.

See Exhibit Index appearing later in this Report.

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2012	GOLF ROUNDS.COM, INC. (Registrant)
	By:	/s/ Robert H. Donehew
		Name:	Robert H. Donehew
		Title:	President, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Robert H. Donehew	President, Treasurer, Secretary and Director
Robert H. Donehew	(Principal Executive and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document

1.1	Agreement and Plan of Merger between American Metals, Inc. and American Metals Service, Inc.	A	2

3.1	Certificate of Incorporation	A	3(I)

3.1.1	Bylaws	A	3(II)

10.1	Stock Purchase Agreement, dated January 18, 2000, among Asset Value Holdings, Inc., Bradford Trading Company, Paul Koether, Shamrock Associates, Sun Equities Corporation, Thomas K. Van Herwarde, The Rachel Beth Heller1997 Trust Dated 7/9/97, The Evan Todd Heller Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited Partnership, Jonathan & Nancy Glaser Family Trust Dated 12/16/98, W. Robert Ramsdell and Nagelberg Family Trust Dated 9/24/97	B	2.1

10.2	Form of option agreement for executives and directors	C	10.6

10.4	Code of Ethics	D	10.16

31.1	Section 302 Certification	Filed herewith	—

32.1	Section 906 Certification	Filed herewith	—

99.1	Risk Factors	Filed herewith

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

A	Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.

B	Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2000.

C	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

D	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.