Form 10-Q
period 2012-11-30
GOLF ROUNDS COM INC
filed 2013-01-22
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 16, 2013, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☑ No ☐

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets	F-1
	Condensed Consolidated Statements of Operations	F-2
	Condensed Consolidated Statement of Stockholders’ Deficiency	F-3
	Condensed Consolidated Statements of Cash Flows	F-4
	Notes to Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T.	Controls and Procedures	6

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings*
Item 1A.	Risk Factors*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3.	Defaults Upon Senior Securities*
Item 4.	Submission of Matters to a Vote of Security Holders*
Item 5.	Other Information*
Item 6.	Exhibits	7

	SIGNATURES	8

EXHIBIT INDEX

Exhibit 31.1
Exhibit 32.1

____________

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2012	August 31, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$244	$334
Prepaid expenses	3,315	5,190
Total current assets	3,559	5,524

Total assets	$3,559	$5,524

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses (including $53,700 and $43,500
due to related parties, respectively)	$79,921	$49,714
Total current liabilities	79,921	49,714

Stockholders’ deficiency:
Common stock, $0.01 par value; 12,000,000 shares authorized,
3,567,377 shares issued and outstanding	35,673	35,673
Additional paid-in capital	3,178,550	3,178,550
Accumulated deficit	(3,290,585)	(3,258,413)
Total stockholders’ deficiency	(76,362)	(44,190)

Total liabilities and stockholders’ deficiency	$3,559	$5,524

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2012	November 30, 2011

Expenses:
General, administrative and other	$32,172	$29,137
Total operating expenses	32,172	29,137

Loss from operations	(32,172)	(29,137)

Other income:
Interest income	-	15
Total other income	-	15

Net loss	$(32,172)	$(29,122)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	3,567,377	3,567,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance, August 31, 2012	3,567,377	$35,673	$3,178,550	$(3,258,413)	$(44,190)
Net loss	-	-	-	(32,172)	(32,172)
Balance, November 30, 2012	3,567,377	$35,673	$3,178,550	$(3,290,585)	$(76,362)

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2012	November 30, 2011

Cash flows from operating activities:
Net loss	$(32,172)	$(29,122)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,875	2,500
Increase (decrease) in accounts payable and accrued expenses	30,207	21,535
Net cash used in operating activities	(90)	(5,087)

Net decrease in cash and cash equivalents	(90)	(5,087)

Cash and cash equivalents - beginning	334	53,401

Cash and cash equivalents - ending	$244	$48,314

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

(A)	Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of November 30, 2012, and the unaudited condensed consolidated statements of operations for the three months ended November 30, 2012 and 2011, the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 2012 and 2011, and the unaudited condensed consolidated statement of stockholders’ deficiency for the three months ended November 30, 2012 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet information as of August 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012, as filed with the Securities and Exchange Commission on December 13, 2012.

The results of operations for the three months ended November 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).  Intercompany transactions and accounts have been eliminated in consolidation.

(C)	Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 360,000 and 520,000 stock options for the three months ended November 30, 2012 and 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
(Unaudited)

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended November 30, 2012, the Company had a net loss of $32,172, used cash in operations of $90, and had no revenues from operations.  Currently, the Company’s working capital is not sufficient to last for more than 12 months.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/Treasurer/Secretary is the Chief Financial Officer of Garwood. During the year ended August 31, 2011, the Company was given two months of free rent. The Company’s expense for these shared facilities and bookkeeping services was $2,700 and 2,250 for the three months ended November 30, 2012 and 2011, respectively.

As of November 30, 2012, accounts payable and accrued expenses include $16,200 for rent and $37,500 for officer’s salary.  As of August 31, 2012, accounts payable and accrued expenses include $13,500 for rent and $30,000 for officer’s salary.

NOTE 4 — STOCKHOLDERS’ DEFICIENCY

Stock Options

A summary of the Company’s stock option activity during the three months ended November 30, 2012 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2012	360,000	$0.67
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at November 30, 2012	360,000	$0.67	2.7	$-

Exercisable at November 30, 2012	360,000	$0.67	2.7	$-

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

Our Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended November 30, 2012, the Company had a net loss of $32,172, used cash in operations of $90, and had no revenues from operations.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Three months ended November 30, 2012 compared to three months ended November 30, 2011

Other income (interest) for the three months ended November 30, 2012 decreased to $0 from $15 for the three months ended November 30, 2011, a decrease of 100%. The decrease in interest income was due to fewer funds invested in money market fund investments in the current year.

General, administrative and other expenses for the three months ended November 30, 2012 increased to $32,172 from $29,137 for the three months ended November 30, 2011, an increase of 10.4%.  The increase was due to higher legal expenses of $3,255, stockholder service expenses of $557, bank charges of $43, offset by lower directors and officers liability insurance expenses of $625, payroll expenses of $191, and taxes and licenses expense of $4.

General, administrative and other expenses for the three months ended November 30, 2012 consisted of audit and accounting fee expenses of $10,000, payroll expenses of $7,500, legal expenses of $6,977, stockholder service expenses of $2,921, office sharing expenses of $2,700, directors and officers liability insurance expenses of $1,875, taxes and license expenses of $109, and bank charges of $90.

Liquidity and Capital Resources

General

As of November 30, 2012, cash and cash equivalents were $244, which includes $185 invested in various money market accounts with a weighted average yield of 0.013% and $59 in a non-interest bearing checking account. As of November 30, 2012, there was a working capital deficiency of $76,362.

The Company’s total liabilities at November 30, 2012 were $79,921, which was comprised of accrued liabilities of $54,027.

Cash flows used in operating activities for the three months ended November 30, 2012 of $90 stems from a net loss of $32,172, offset by a decrease in prepaid expenses of $1,875 and an increase in accounts payable and accrued expenses of 30,207.

Currently, our working capital is not sufficient to last for more than 12 months. If we acquire a business, our-post acquisition capital needs may be more substantial and our current capital resources may not be sufficient to meet our requirements.  We currently believe that if we need capital in the future, we will be able to raise capital through sales of equity and institutional or investor borrowings, although we cannot assure you we will be able to obtain such capital.  We anticipate that after any acquisition we may complete in accordance with our business plan, we will use substantially all our then existing working capital to fund the operations of the acquired business.  In addition, we believe that any new business operations may require additional capital to fund its operations.

Contractual obligations

The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-K for the year ended August 31, 2012.

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

GOLF ROUNDS.COM, INC.

Date: January 22, 2013	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)