Form 10-Q
period 2013-02-28
GOLF ROUNDS COM INC
filed 2013-05-13
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 13, 2013, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	F-1
	Condensed Consolidated Balance Sheets	F-1
	Condensed Consolidated Statements of Operations	F-2
	Condensed Consolidated Statement of Stockholders’ Deficiency	F-3
	Condensed Consolidated Statements of Cash Flows	F-4
	Notes to Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Controls and Procedures	6

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings*
Item 1A.	Risk Factors*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3.	Defaults Upon Senior Securities*
Item 4.	Mine Safety Disclosures*
Item 5.	Other Information*
Item 6.	Exhibits	7

SIGNATURES		8

EXHIBIT INDEX

Exhibit 31.1
Exhibit 32.1
____________

*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$154	$334
Prepaid expenses	1,440	5,190
Total current assets	1,594	5,524

Total assets	$1,594	$5,524

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses (includes $63,956 and $43,500
due to related parties, respectively)	$87,176	$49,714
Total current liabilities	87,176	49,714

Convertible notes payable (includes $10,000 to related parties)	15,250	-
Total liabilities	102,426	49,714

Stockholders’ deficiency:
Common stock, $0.01 par value; 12,000,000 shares authorized,
3,567,377 shares issued and outstanding	35,673	35,673
Additional paid-in capital	3,178,550	3,178,550
Accumulated deficit	(3,315,055)	(3,258,413)
Total stockholders’ deficiency	(100,832)	(44,190)

Total liabilities and stockholders’ deficiency	$1,594	$5,524

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Expenses:
General, administrative and other	$24,372	$22,215	$56,544	$51,352
Total operating expenses	24,372	22,215	56,544	51,352

Loss from operations	(24,372)	(22,215)	(56,544)	(51,352)

Other income (expense):
Interest income	-	10	-	25
Interest expense	(98)	-	(98)	-
Total other income (expense)	(98)	10	(98)	25

Net loss	$(24,470)	$(22,205)	$(56,642)	$(51,327)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	3,567,377	3,567,377	3,567,377	3,567,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance, August 31, 2012	3,567,377	$35,673	$3,178,550	$(3,258,413)	$(44,190)
Net loss	-	-	-	(56,642)	(56,642)
Balance, February 28, 2013	3,567,377	$35,673	$3,178,550	$(3,315,055)	$(100,832)

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net loss	$(56,642)	$(51,327)
Adjustments to reconcile net loss to net cash used in operating activites:
Convertible notes issued for services rendered	5,250	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,750	5,001
Increase in accounts payable and accrued expenses	37,462	15,175
Net cash used in operating activities	(10,180)	(31,151)

Cash flows from financing activities:
Proceeds from related party for convertible notes	10,000	-
Net cash provided by financing activities	10,000	-

Net decrease in cash and cash equivalents	(180)	(31,151)

Cash and cash equivalents - beginning	334	53,401

Cash and cash equivalents - ending	$154	$22,250

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

(A)	Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of February 28, 2013, and the unaudited condensed consolidated statements of operations for the three and six months ended February 28, 2013 and February 29, 2012, the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 2013 and February 29, 2012, and the unaudited condensed consolidated statement of stockholders’ deficiency for the six months ended February 28, 2013 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet information as of August 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2012. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

The results of operations for the three and six months ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(B)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiary DPE Acquisition Corp. (formed on September 2, 2003).  Intercompany transactions and accounts have been eliminated in consolidation.

(C)	Loss Per Share

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted earnings per share, the treasury stock method assumes that our outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options.

As of February 28, 2013 and February 29, 2012, common stock equivalents include: (i) options to purchase 360,000 and 360,000 common shares and (ii) 273,918 and 0 common shares issuable upon the conversion of convertible notes payable, respectively.  These instruments are not considered in the diluted loss per share because the effect would be anti-dilutive.

(D)	Use of Estimates

In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the valuation of equity instruments at the date of the condensed consolidated financial statements.  Actual results could differ from those estimates.

(E)	Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues from operations since 2001 and has suffered recurring losses from its operations.  Commencing in December 2012, the Company has begun financing its working capital requirements through sale of its convertible promissory notes.  During the six months ended February 28, 2013, the Company had a net loss of $56,642, used cash in operations of $10,180, and had no revenues from operations.  As of February 28, 2013, the Company had an accumulated deficit of $3,315,055 and a working capital deficiency of $85,582.  Currently, the Company’s working capital is not sufficient to last for more than 12 months.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to continue our operations and to make acquisitions, if any, under our current business model during the next twelve months, we will need to secure additional working capital, by way of debt or equity financing, or otherwise.  We will need additional financing for working capital, and, in the case of acquisitions, for payment of seller notes and future earned cash to sellers of acquired companies.  There can be no assurance that we will be able to secure sufficient financing or on terms acceptable to us.  If adequate funds are not available on acceptable terms, we would need to delay, limit or eliminate some or all of our proposed operations, and we may be unable to successfully promote our products or develop new or enhanced products or prosecute acquisitions, any of which could lower our revenues and net income, if we achieve profitability in the future.  If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our current stockholders is likely to be diluted, unless some of our current stockholders were to invest in subsequent convertible debt or equity financings, and some of the newly issued securities may also have rights superior to those of our common stock.  Additionally, if we issue or incur debt to raise funds, we may be subject to limitations on our operations.

NOTE 3 — CONVERTIBLE NOTES PAYABLE

On December 20, 2012, the Company issued a $3,500 two-year convertible promissory note due December 20, 2014, to a consultant for services rendered.  The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal).  The overall interest rate at February 28, 2013 was 5.25%.  The note is convertible into common shares of the Company at the rate of $0.033 per share.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date.

On January 18, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $10,000 and received a convertible promissory note due January 18, 2015.  The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal).  The overall interest rate at February 28, 2013 was 5.25%.  The note is convertible into common shares of the Company at the rate of $0.07 per share.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date (See Note 5).

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

On January 24, 2013, the Company issued a $1,750 two-year convertible promissory note due January 24, 2015, to a consultant for services rendered.  The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal).  The overall interest rate at February 28, 2013 was 5.25%.  The note is convertible into common shares of the Company at the rate of $0.07 per share.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date.

During the three and six months ended February 28, 2013, interest expense of $98 (of which $56 is for related parties) was recognized on the aforementioned convertible notes payable.  As of February 28, 2013, accrued interest payable was $98 (of which $56 is for related parties), which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

NOTE 4 — STOCKHOLDERS’ DEFICIENCY

Stock Options

A summary of the Company’s stock option activity during the six months ended February 28, 2013 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2012	360,000	$0.67
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at February 28, 2013	360,000	$0.67	2.4	$-

Exercisable at February 28, 2013	360,000	$0.67	2.4	$-

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

NOTE 5 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/Treasurer/Secretary is the Chief Financial Officer of Garwood. The Company’s expense for these shared facilities and bookkeeping services was $2,700 and $5,400 for the three and six months ended February 28, 2013 and February 29, 2012, respectively.

On January 18, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $10,000 and received a convertible promissory note due January 18, 2015.  The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal).  The overall interest rate at February 28, 2013 was 5.25%.  The note is convertible into common shares of the Company at the rate of $0.07 per share.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date (See Note 3).

As of February 28, 2013, accounts payable and accrued expenses include $18,900 for rent, $45,000 for officer’s salary and $56 of accrued interest.  As of August 31, 2012, accounts payable and accrued expenses include $13,500 for rent and $30,000 for officer’s salary.

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

Our Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended February 28, 2013, the Company had a net loss of $56,642, used cash in operations of $10,180, and had no revenues from operations.  These factors among others indicate that the Company may be unable to continue as a going concern.  The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources.  There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Three months ended February 28, 2013 compared to three months ended February 29, 2012

Other income (expense) for the three months ended February 28, 2013 decreased to ($98) from $10 for the three months ended February 29, 2012.  The decrease in interest income to $0 from $10 was due to fewer funds invested in money market fund investments in the current year.  The increase in interest expense to ($98) from $0 was due to the issuance of $15,250 of convertible notes payable.

General, administrative and other expenses for the three months ended February 28, 2013 increased to $24,372 from $22,215 for the three months ended February 29, 2012, an increase of 9.7%.  The increase was due to higher legal expenses of $3,364 and bank charges of $31, offset by lower directors and officers liability insurance expenses of $625, payroll expenses of $212, dues and subscriptions of $176, stockholder service expenses of $128, and taxes and licenses expense of $97.

General, administrative and other expenses for the three months ended February 28, 2013 consisted of payroll expenses of $7,500, legal expenses of $6,984, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, stockholder service expenses of $2,364, directors and officers liability insurance expenses of $1,875, taxes and license expenses of $109, and bank charges of $90.

Six months ended February 28, 2013 compared to six months ended February 29, 2012

Other income (expense) for the six months ended February 28, 2013 decreased to ($98) from $25 for the six months ended February 29, 2012.  The decrease in interest income to $0 from $25 was due to fewer funds invested in money market fund investments in the current year.  The increase in interest expense to ($98) from $0 was due to the issuance of $15,250 of convertible notes payable.

General, administrative and other expenses for the six months ended February 28, 2013 increased to $56,544 from $51,352 for the six months ended February 29, 2012, an increase of 10.1%.  The increase was due to higher legal expenses of $6,619, stockholder service expenses of $429, and bank charges of $74, offset by lower directors and officers liability insurance expenses of $1,250, payroll expenses of $403, dues and subscriptions of $176, and taxes and licenses expense of $101.

General, administrative and other expenses for the six months ended February 28, 2013 consisted of payroll expenses of $15,000, legal expenses of $13,961, audit and accounting fee expenses of $12,750, office sharing expenses of $5,400, stockholder service expenses of $5,285, directors and officers liability insurance expenses of $3,750, taxes and license expenses of $218, and bank charges of $180.

Liquidity and Capital Resources

General

As of February 28, 2013, cash and cash equivalents were $154, which includes $140 invested in various money market accounts with a weighted average yield of 0.018% and $14 in a non-interest bearing checking account. As of February 28, 2013, there was a working capital deficiency of $85,582.

The Company’s total liabilities at February 28, 2013 were $87,176 (includes $63,956 due to related parties), which was comprised of accounts payable of $23,178 and accrued liabilities of $63,998.

Cash flows used in operating activities for the six months ended February 28, 2013 of $10,180 stems from a net loss of $56,642, offset by convertible notes issued for services rendered of $5,250, a decrease in prepaid expenses of $3,750 and an increase in accounts payable and accrued expenses of $37,462.

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

GOLF ROUNDS.COM, INC.

Date: May 13, 2013	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)