Form 10-Q
period 2013-05-31
GOLF ROUNDS COM INC
filed 2013-07-15
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 12, 2013, the issuer had 3,567,377 shares of common stock, par value $.01 per share, outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$162	$334
Prepaid expenses	806	5,190
Total current assets	968	5,524

Total assets	$968	$5,524

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses (includes $74,308 and $43,500
due to related parties, respectively)	$103,110	$49,714
Total current liabilities	103,110	49,714

Convertible notes payable (includes $14,100 to related parties)	21,100	-
Total liabilities	124,210	49,714

Stockholders’ deficiency:
Common stock, $0.01 par value; 12,000,000 shares authorized,
3,567,377 shares issued and outstanding	35,673	35,673
Additional paid-in capital	3,178,550	3,178,550
Accumulated deficit	(3,337,465)	(3,258,413)
Total stockholders’ deficiency	(123,242)	(44,190)

Total liabilities and stockholders’ deficiency	$968	$5,524

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012

Expenses:
General, administrative and other	$22,182	$23,870	$78,726	$75,222
Total operating expenses	22,182	23,870	78,726	75,222

Loss from operations	(22,182)	(23,870)	(78,726)	(75,222)

Other income (expense):
Interest income	-	5	-	30
Interest expense	(228)	-	(326)	-
Total other income (expense)	(228)	5	(326)	30

Net loss	$(22,410)	$(23,865)	$(79,052)	$(75,192)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	3,567,377	3,567,377	3,567,377	3,567,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED MAY 31, 2013
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance, August 31, 2012	3,567,377	$35,673	$3,178,550	$(3,258,413)	$(44,190)
Net loss	-	-	-	(79,052)	(79,052)
Balance, May 31, 2013	3,567,377	$35,673	$3,178,550	$(3,337,465)	$(123,242)

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31, 2013	May 31, 2012

Cash flows from operating activities:
Net loss	$(79,052)	$(75,192)
Adjustments to reconcile net loss to net cash used in operating activites:
Convertible notes issued for services rendered	7,000	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,384	2,542
Increase in accounts payable and accrued expenses	53,396	25,484
Net cash used in operating activities	(14,272)	(47,166)

Cash flows from financing activities:
Proceeds from related party for convertible notes	14,100	-
Net cash provided by financing activities	14,100	-

Net decrease in cash and cash equivalents	(172)	(47,166)

Cash and cash equivalents - beginning	334	53,401

Cash and cash equivalents - ending	$162	$6,235

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

(A)	Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of May 31, 2013, and the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2013 and 2012, the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2013 and 2012, and the unaudited condensed consolidated statement of stockholders’ deficiency for the nine months ended May 31, 2013 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2012. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

The results of operations for the three and nine months ended May 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

As of May 31, 2013 and 2012, common stock equivalents include: (i) options to purchase 330,000 and 360,000 common shares and (ii) 354,364 and 0 common shares issuable upon the conversion of convertible notes payable, respectively. These instruments are not considered in the diluted loss per share because the effect would be anti-dilutive.

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013
(Unaudited)

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations since 2001 and has suffered recurring losses from its operations. Commencing in December 2012, the Company has begun financing its working capital requirements through sale of its convertible promissory notes. During the nine months ended May 31, 2013, the Company had a net loss of $79,052, used cash in operations of $14,272, and had no revenues from operations. As of May 31, 2013, the Company had an accumulated deficit of $3,337,465 and a working capital deficiency of $102,142. Currently, the Company’s working capital is not sufficient to last for more than 12 months. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2012 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 3 — CONVERTIBLE NOTES PAYABLE

On December 20, 2012, the Company issued a $3,500 two-year convertible promissory note due December 20, 2014, to a consultant for services rendered. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate at May 31, 2013 was 5.25%. The note is convertible into common shares of the Company at the rate of $0.033 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date.

On January 18, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $10,000 and received a convertible promissory note due January 18, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate at May 31, 2013 was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date (See Note 5).

On January 24, 2013, the Company issued a $1,750 two-year convertible promissory note due January 24, 2015, to a consultant for services rendered. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate at May 31, 2013 was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date.

On May 2, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $4,100 and received a convertible promissory note due May 2, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate at May 31, 2013 was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date (See Note 5).

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013
(Unaudited)

On May 15, 2013, the Company issued a $1,750 two-year convertible promissory note due May 15, 2015, to a consultant for services rendered. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate at May 31, 2013 was 5.25%. The note is convertible into common shares of the Company at the rate of $0.08 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date.

During the three and nine months ended May 31, 2013, interest expense of $228 and $326 (of which $152 and $208 is for related parties), respectively, was recognized on the aforementioned convertible notes payable. As of May 31, 2013, accrued interest payable was $326 (of which $208 is for related parties), which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

NOTE 4 — STOCKHOLDERS’ DEFICIENCY

Stock Options

A summary of the Company’s stock option activity during the nine months ended May 31, 2013 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at August 31, 2012	360,000	$0.67
Granted	-
Exercised	-
Fotfeited	-
Expired	(30,000)	$0.51
Balance outstanding at May 31, 2013	330,000	$0.68	2.4	$-
Exercisable at May 31, 2013	330,000	$0.68	2.4	$-

NOTE 5 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/Treasurer/Secretary is the Chief Financial Officer of Garwood. The Company’s expense for these shared facilities and bookkeeping services was $2,700 and $8,100 for the three and nine months ended May 31, 2013 and 2012, respectively.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013
(Unaudited)

On January 18, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $10,000 and received a convertible promissory note due January 18, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate at May 31, 2013 was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date (See Note 3).

On May 2, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $4,100 and received a convertible promissory note due May 2, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate at May 31, 2013 was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date (See Note 3).

As of May 31, 2013, accounts payable and accrued expenses include $21,600 for rent, $52,500 for officer’s salary and $208 of accrued interest. As of August 31, 2012, accounts payable and accrued expenses include $13,500 for rent and $30,000 for officer’s salary.

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

Our Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended May 31, 2013, the Company had a net loss of $79,052, used cash in operations of $14,272, and had no revenues from operations. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Three months ended May 31, 2013 compared to three months ended May 31, 2012

Other income (expense) for the three months ended May 31, 2013 decreased to ($228) from $5 for the three months ended May 31, 2012. The decrease in interest income to $0 from $5 was due to fewer funds invested in money market fund investments in the current year. The increase in interest expense to ($228) from $0 was due to the issuance of $21,100 of convertible notes payable.

General, administrative and other expenses for the three months ended May 31, 2013 decreased to $22,182 from $23,870 for the three months ended May 31, 2012, a decrease of 7.1%. The increase was due to lower audit and accounting fee expenses of $2,000, legal expenses of $1,161, directors and officers liability insurance expenses of $426, taxes and license expenses of $50 and bank charges of $5, offset by higher stockholder service expenses of $1,954.

General, administrative and other expenses for the three months ended May 31, 2013 consisted of payroll expenses of $7,500, stockholder service expenses of $4,318, legal expenses of $2,830, audit and accounting fee expenses of $2,750, office sharing expenses of $2,700, directors and officers liability insurance expenses of $1,866, bank charges of $110 and taxes and license expenses of $109.

Nine months ended May 31, 2013 compared to nine months ended May 31, 2012

Other income (expense) for the nine months ended May 31, 2013 decreased to ($326) from $30 for the nine months ended May 31, 2012. The decrease in interest income to $0 from $30 was due to fewer funds invested in money market fund investments in the current year. The increase in interest expense to ($326) from $0 was due to the issuance of $21,100 of convertible notes payable.

General, administrative and other expenses for the nine months ended May 31, 2013 increased to $78,726 from $75,222 for the nine months ended May 31, 2012, an increase of 4.7%. The increase was due to higher legal expenses of $5,457, stockholder service expenses of $2,383 and bank charges of $69, offset by lower audit and accounting fee expenses of $2,000, directors and officers liability insurance expenses of $1,675, payroll expenses of $403, dues and subscriptions of $176, and taxes and licenses expense of $151.

General, administrative and other expenses for the nine months ended May 31, 2013 consisted of payroll expenses of $22,500, legal expenses of $16,790, audit and accounting fee expenses of $15,500, stockholder service expenses of $9,603, office sharing expenses of $8,100, directors and officers liability insurance expenses of $5,616, taxes and license expenses of $327, and bank charges of $290.

Liquidity and Capital Resources

General

As of May 31, 2013, cash and cash equivalents were $162, which includes $74 invested in various money market accounts with a weighted average yield of 0.02% and $88 in a non-interest bearing checking account. As of May 31, 2013, there was a working capital deficiency of $102,142.

The Company’s total current liabilities at May 31, 2013 were $103,110 (includes $74,308 due to related parties), which was comprised of accounts payable of $28,575 and accrued liabilities of $74,535.

Cash flows used in operating activities for the nine months ended May 31, 2013 of $14,272 stems from a net loss of $79,052, offset by convertible notes issued for services rendered of $7,000, a decrease in prepaid expenses of $4,384 and an increase in accounts payable and accrued expenses of $53,396.

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

GOLF ROUNDS.COM, INC.

Date: July 12, 2013	By:	/s/ Robert H. Donehew
Robert H. Donehew President (Principal Executive Officer) and Treasurer (Principal Financial Officer)