Form 10-K
period 2013-08-31
GOLF ROUNDS COM INC
filed 2013-11-15
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 15, 2013, the issuer had 5,848,185 shares of common stock, par value $.01 per share, outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. As of February 28, 2013, the aggregate market value was $339,234.

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

On July 26, 2013, the Company executed a reorganization agreement with PH Squared LLC (“PharmHouse”). Under the terms of the agreement, the Company would have engaged in a business combination with PharmHouse, with Pharmhouse becoming a wholly owned subsidiary of the Company, and the equity owners of PharmHouse being issued approximately 90% of the common stock of the Company, on an after issued basis. On October 11, 2013, the Company delivered a letter to PharmHouse notifying PharmHouse that the agreement had expired on its stated termination date of August 30, 2013 and that the agreement would not be extended. Upon expiration of the agreement with PharmHouse, the Company determined to actively pursue alternative business combination opportunities in the near term.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia and our telephone number is (770) 951-0984. Our office space, fixtures, furniture and equipment, as well as our administrative assistant, is provided to us by R.D. Garwood, Inc. at a cost of $900 per month on a month-to-month basis. Effective June 1, 2013, due to the financial status of the Company, R.D. Garwood, Inc. began providing the aforementioned services at no charge to the Company. Robert H. Donehew, our president, treasurer and director, is also chief financial officer of R.D. Garwood, Inc. We believe that our present business property is adequate and suitable to meet our needs until we consummate a business combination.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Conditions to the proposed business combination with PharmHouse included amending the Company’s certificate of incorporation to: (i) change the name of the Company, (ii) effectuate a 1 for 14.62 reverse stock split of the Company’s common stock and (iii) increase the Company’s authorized capitalization from 12,000,000 shares of common stock to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. A limited number of stockholders of the Company, including directors and former directors and affiliated persons, executed a written consent on July 24, 2013 approving such amendments. These amendments were not effected, however, as the proposed transaction with PharmHouse expired and was abandoned by the parties.

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

	HIGH	LOW
PERIOD	($)	($)
Fiscal 2014
First Quarter*	0.20	0.04

Fiscal 2013
First Quarter	0.09	0.03
Second Quarter	0.10	0.03
Third Quarter	0.10	0.05
Fourth Quarter	0.15	0.05

Fiscal 2012
First Quarter	0.08	0.03
Second Quarter	0.11	0.03
Third Quarter	0.10	0.06
Fourth Quarter	0.12	0.02
_____________
* Through November 8, 2013

HOLDERS

As of November 15, 2013, we believe there were approximately 2,000 beneficial holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

On July 24, 2013, an aggregate principal amount of $41,100 of the Company’s outstanding promissory notes, bearing interest at an annual rate of 5.25%, were converted, at the election of the holders thereof, into an aggregate of 798,808 shares of common stock, at fixed conversion rates ranging from $0.033 to $0.08 per share as stated in each respective promissory note.

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 included in the 10-K Report for the year ended August 31, 2008 as filed on November 7, 2008.

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

Fiscal year 2013 compared to fiscal year 2012

For the year ended August 31, 2013, other income (expense) was ($571) as compared to $30 for the year ended August 31, 2012. The decrease in interest income to $0 from $30 was due to fewer funds invested in money market fund investments in the current year. The increase in interest expense to ($571) from $0 was due to the issuance of $58,350 of notes payable.

General, administrative and other expenses were $109,284 for the year ended August 31, 2013, as compared to $101,613 for the year ended August 31, 2012. The increase in expenses was due to higher legal expenses of $15,343, stockholder service expenses of $6,248, postage expense of $225 and bank charges of $60, offset by lower payroll expenses of $7,903, office sharing expenses of $2,700, audit and accounting fee expenses of $2,000, directors and officers liability insurance expenses of $1,372, dues and subscriptions of $176, and taxes and licenses of $54.

General, administrative and other expenses for the year ended August 31, 2013, consisted of legal expenses of $34,350, payroll expenses of $22,500, audit and accounting fee expenses of $18,250, stockholder service expenses of $17,100, office sharing expenses of $8,100, directors and officers liability insurance expenses of $7,795, taxes and license expenses of $593, bank charges of $371 and dues and postage expenses of $225.

LIQUIDITY AND CAPITAL RESOURCES

General

At August 31, 2013, cash and cash equivalents were $801, which includes $74 invested in a money market account with an effective yield of 0.02% and $727 in a non-interest bearing checking account. At August 31, 2013, we had a working capital deficiency of $21,595.

Cash flows used in operating activities for the year ended August 31, 2013 of $50,883 relates to a net loss of $109,855 and an increase in prepaid expenses of $5,510, offset by convertible notes issued for services rendered of $7,000 and an increase in accounts payable and accrued expenses of $57,482.

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

Contractual obligations

The Company has no material contractual obligations other than those relating to employment as described in Item 11, “Executive Compensation.”

Our Ability to Continue as a Going Concern

The report of the Company’s independent registered public accounting firm contained in the Company’s consolidated financial statements for the year ended August 31, 2013 includes an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of August 31, 2013 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus the FASB Emerging Issues Task Force)”. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance requires an entity to measure those obligations as the sum of: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus the FASB Emerging Issues Task Force)”. ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The objective of the amendments in this Update is to eliminate diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:
Golf Rounds.com, Inc.

We have audited the accompanying consolidated balance sheets of Golf Rounds.com, Inc. and subsidiary (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golf Rounds.com, Inc. and subsidiary as of August 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations which have resulted in a negative working capital and a stockholders' deficiency as of August 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, CA
November 15, 2013

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	August 31, 2012
Assets

Current assets:
Cash and cash equivalents	$801	$334
Prepaid expenses	10,700	5,190
Total current assets	11,501	5,524

Total assets	$11,501	$5,524

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses (includes $0 and $43,500
due to related parties, respectively)	$33,096	$49,714
Total current liabilities	33,096	49,714

Notes payable	17,250	-
Total liabilities	50,346	49,714

Stockholders’ deficiency:
Common stock, $0.01 par value; 12,000,000 shares authorized,
5,848,185 and 3,567,377 shares issued and outstanding, respectively	58,481	35,673
Additional paid-in capital	3,270,942	3,178,550
Accumulated deficit	(3,368,268)	(3,258,413)
Total stockholders’ deficiency	(38,845)	(44,190)

Total liabilities and stockholders’ deficiency	$11,501	$5,524

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31, 2013	August 31, 2012

Expenses:
General, administrative and other	$109,284	$101,613
Total operating expenses	109,284	101,613

Loss from operations	(109,284)	(101,613)

Other income (expense):
Interest income	-	30
Interest expense	(571)	-
Total other income (expense)	(571)	30

Net loss	$(109,855)	$(101,583)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	3,804,831	3,567,377

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, August 31, 2011	3,567,377	$35,673	$3,178,550	$(3,156,830)	$57,393
Net loss	-	-	-	(101,583)	(101,583)
Balance, August 31, 2012	3,567,377	35,673	3,178,550	(3,258,413)	(44,190)
Conversion of convertible notes payable to common shares	798,808	7,988	33,112	-	41,100
Conversion of accrued expenses to common shares	1,482,000	14,820	59,280	-	74,100
Net loss	-	-	-	(109,855)	(109,855)
Balance, August 31, 2013	5,848,185	$58,481	$3,270,942	$(3,368,268)	$(38,845)

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31, 2013	August 31, 2012

Cash flows from operating activities:
Net loss	$(109,855)	$(101,583)
Adjustments to reconcile net loss to net cash used in operating activites:
Convertible notes issued for services rendered	7,000	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(5,510)	6,727
Increase in accounts payable and accrued expenses	57,482	41,789
Net cash used in operating activities	(50,883)	(53,067)

Cash flows from financing activities:
Proceeds from related party for convertible notes	14,100	-
Proceeds from issuance of convertible notes payable	20,000	-
Proceeds from issuance of notes payable	17,250	-
Net cash provided by financing activities	51,350	-

Net increase (decrease) in cash and cash equivalents	467	(53,067)

Cash and cash equivalents - beginning	334	53,401

Cash and cash equivalents - ending	$801	$334

Supplemental disclosure of cash flow information:
Interest paid	$550	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable to common shares	$41,100	$-
Conversion of accrued expenses to common shares	$74,100	$-

See accompanying notes to consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

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

On July 26, 2013, the Company executed a reorganization agreement with PH Squared LLC (“PharmHouse”). Under the terms of the agreement, the Company would have engaged in a business combination with PharmHouse, with Pharmhouse becoming a wholly owned subsidiary of the Company, and the equity owners of PharmHouse being issued approximately 90% of the common stock of the Company, on an after issued basis. On October 11, 2013, the Company delivered a letter to PharmHouse notifying PharmHouse that the agreement had expired on its stated termination date of August 30, 2013 and that the agreement would not be extended. Upon expiration of the agreement with PharmHouse, the Company determined to actively pursue alternative business combination opportunities in the near term.

The Company’s current business plan is primarily to serve as a vehicle for the acquisition of or merger or consolidation with another company (a “target business”). The Company intends to use its available working capital, capital stock, debt, or a combination of these to effect a business combination with a target business which management believes has significant growth potential.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended August 31, 2013, the Company had a net loss of $109,855, had net cash used in operations of $50,883, and had no revenues from operations. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

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

(F) LOSS PER SHARE

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common stock equivalents, including 330,000 and 360,000 stock options for the years ended August 31, 2013 and 2012, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

(H) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus the FASB Emerging Issues Task Force)”. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance requires an entity to measure those obligations as the sum of: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus the FASB Emerging Issues Task Force)”. ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The objective of the amendments in this Update is to eliminate diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 4 — NOTES PAYABLE

On December 20, 2012, the Company issued a $3,500 two-year convertible promissory note due December 20, 2014, to a consultant for services rendered. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.033 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 106,061 common shares (See Note 5).

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

On January 18, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $10,000 and received a convertible promissory note due January 18, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 142,857 common shares (See Notes 5 and 7).

On January 24, 2013, the Company issued a $1,750 two-year convertible promissory note due January 24, 2015, to a consultant for services rendered. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 25,000 common shares (See Note 5).

On May 2, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $4,100 and received a convertible promissory note due May 2, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 58,571 common shares (See Notes 5 and 7).

On May 15, 2013, the Company issued a $1,750 two-year convertible promissory note due May 15, 2015, to a consultant for services rendered. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.08 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 21,875 common shares (See Note 5).

On July 3, 2013, the Company issued a two-year convertible promissory note due July 3, 2015 in exchange for cash proceeds of $20,000. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.045 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 444,444 common shares (See Note 5).

On July 30, 2013, the Company issued a two-year promissory note due July 29, 2015 in exchange for cash proceeds of $6,000. The note bears interest at 3.25% and requires quarterly interest payments.

On August 29, 2013, the Company issued a two-year promissory note due August 28, 2015 in exchange for cash proceeds of $11,250. The note bears interest at 3.25% and requires quarterly interest payments.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

During the year ended August 31, 2013, interest expense of $571 (of which $318 is for related parties) was recognized on the aforementioned notes payable. During the year ended August 31, 2013, $550 (of which $318 was for related parties) of accrued interest was repaid. As of August 31, 2013, accrued interest payable was $21 (of which $0 is for related parties), which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet (See Note 7).

Notes payable consisted of the following at August 31, 2013:

August 31, 2013
Note payable - originating July 30, 2013; quarterly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015	$6,000

Note payable - originating August 29, 2013; quarterly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015	11,250
Total	17,250
Less: Current maturities	-
Amount due after one year	$17,250

Future maturities of notes payable are as follows:

Year Ending August 31,
2014	$-
2015	17,250
$17,250

NOTE 5 — STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) COMMON STOCK

On July 24, 2013, the Company issued an aggregate of 798,808 common shares upon the conversion of an aggregate of $41,100 of convertible notes payable. The convertible notes payable were converted at the fixed conversion rate stated in each respective note ranging from $0.03 to $0.08 per share (See Notes 4 and 7).

On July 24, 2013, the Company issued an aggregate of 1,482,000 common shares to settle $21,600 of accrued office sharing expenses and $52,500 of accrued officer’s salary. The accrued expenses were converted at the rate of $0.05 per common share (See Note 7).

(B) STOCK OPTIONS

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The Company did not grant any stock options during the years ended August 31, 2013 and 2012.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

A summary of the Company’s stock option activity during the year ended August 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2012	360,000	$0.67
Granted	-
Exercised	-
Forfeited	-
Expired	(30,000)	$0.51
Balance outstanding at August 31, 2013	330,000	$0.68	2.2	$-

Exercisable at August 31, 2013	330,000	$0.68	2.2	$-

NOTE 6 — INCOME TAXES

The components of the benefit (provision) for income taxes from continuing operations are as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2013	August 31, 2012
Current (benefit) provision: federal	$-	$-
Current (benefit) provision: state	-	-
Total current provision	-	-

Deferred (benefit) provision: federal	-	-
Deferred (benefit) provision: state	-	-
Total deferred provision	-	-

Total provision (benefit) for income taxes
from continuing operations	$-	$-

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	August 31, 2013	August 31, 2012
Long-term deferred taxes:
Operating loss carryforwards-federal	$632,000	$598,000
Operating loss carryforwards-state	131,000	124,000
Total deferred taxes	763,000	722,000
Less: valuation allowance	(763,000)	(722,000)
Net deferred tax assets	$-	$-

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2013 and 2012 for the full amount of the deferred tax asset due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at August 31, 2013. The net change in the valuation allowance during the year ended August 31, 2013 was an increase of $41,000. The valuation allowance as of August 31, 2013 was $763,000.

The amounts and corresponding expiration dates of the Company’s unused net operating loss carryforwards are shown in the following table as of August 31, 2013:

Year	Federal	Georgia
2014	$43,000	$-
2015	389,000	89,000
2016	218,000	129,000
2017	187,000	207,000
2018	157,000	175,000
2024	321,000	340,000
2025	117,000	168,000
2026	72,000	165,000
2027	32,000	141,000
2028	86,000	134,000
2029	124,000	126,000
2030	139,000	139,000
2031	135,000	135,000
2032	115,000	115,000
2033	123,000	123,000
	$2,258,000	$2,186,000

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	For the	For the
	Year Ended	Year Ended
	August 31, 2013	August 31, 2012
Federal tax benefit (provision) rate	28%	28%
State tax benefit (provision) rate	4%	4%
Temporary differences	4%	4%
Permanent differences	0%	0%
Change in valuation allowance	-36%	-36%
Effective Income tax (benefit) provision rate
from continuing operations	0%	0%

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

NOTE 7 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/Treasurer/Secretary is the Chief Financial Officer of Garwood. Effective June 1, 2013, due to the financial status of the Company, R.D. Garwood, Inc. began providing the aforementioned services at no charge to the Company. The Company’s expense for these shared facilities and bookkeeping services was $8,100 and $10,800 for the years ended August 31, 2013 and 2012, respectively.

On July 24, 2013, $21,600 of accrued office sharing expenses and $52,500 of accrued officer’s salary were converted into an aggregate of 1,482,000 common shares at the rate of $0.05 per common share (See Note 5).

As of August 31, 2012, accounts payable and accrued expenses include $13,500 for rent and $30,000 for officer’s salary.

During the year ended August 31, 2012, the Company paid $2,000 to Donehew Capital, LLC for income tax preparation. The Company’s President/Treasurer/Secretary is the CEO of Donehew Capital, LLC.

On January 18, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $10,000 and received a convertible promissory note due January 18, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 142,857 common shares (See Notes 4 and 5).

On May 2, 2013, the Company’s chief executive officer (“CEO”) loaned the Company $4,100 and received a convertible promissory note due May 2, 2015. The note bears interest at a variable rate of 2% plus the “Base Rate” (the greater of (i) the rate in the Wall Street Journal for notes maturing in three months after issuance and (ii) the prime rate in the Wall Street Journal). The overall interest rate through July 24, 2013 (the settlement date) was 5.25%. The note is convertible into common shares of the Company at the rate of $0.07 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was the same as the fair market value of the common shares on the note issue date. On July 24, 2013, the convertible note payable was converted into 58,571 common shares (See Note 4 and 5).

During the year ended August 31, 2013, interest expense of $318 was recognized on notes payable to related parties. During the year ended August 31, 2013, $318 of accrued interest was repaid to related parties (See Note 4).

NOTE 8 — SUBSEQUENT EVENTS

On October 18, 2013, the Company issued a six-month promissory note due April 15, 2014 in exchange for cash proceeds of $39,000. The note bears interest at 3.0% and requires principal and interest at maturity.

On November 4, 2013, the Company issued a six-month promissory note due May 5, 2014 in exchange for cash proceeds of $24,000. The note bears interest at 3.0% and requires principal and interest at maturity.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and officers are as set forth in the table below.

Name	Age	Position

Robert H. Donehew	61	President, Treasurer, Secretary and Director*
___________
*	Member of audit committee

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

Section 16(A) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended August 31, 2013, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the three years ended August 31, 2013 for our president (and principal executive and accounting officer). No executive officer’s compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended August 31, 2013.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
		Annual Compensation(1)		Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
Robert H. Donehew	2013	$22,500	$0	0	$0
President and Principal	2012	$30,000	$0	0	$0
Accounting Officer	2011	$34,108	$0	0	$0
___________
(1)
The above compensation does not include other personal benefits, the total value of which does not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation). Effective June 1, 2013, due to the financial status of the Company, Mr. Donehew continued to perform his duties as President, Secretary and Treasurer at no charge to the Company.

Option Grants

The following table represents the stock options granted in the fiscal year ended August 31, 2013 to such executive officers.

OPTION GRANTED IN THE LAST FISCAL YEAR

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal	Exercise Price of	Market Price on Date	Expiration
Name of Executive	Granted	Year	Options	of Grant	Date
Robert H. Donehew	0	N/A	N/A	N/A	N/A

The following table sets forth the fiscal year end option values of outstanding options at August 31, 2013 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.

AGGREGATED FISCAL YEAR-END OPTION VALUES

Name	Exercisable	Unexercisable	Exercisable(1)	Unexercisable(1)
Robert H. Donehew	215,000	0	$0	$0
________________
(1)
These values are based on the difference between the closing sale price of our common stock on August 30, 2013 (the last trading day of the fiscal year) of $0.09 and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes set forth certain information as of November 15, 2013, with respect to the ownership of our common shares by: to each person or group who beneficially owns more than 5% of our common shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of warrants or options. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of November 15, 2013 have been included in the table with respect to the beneficial ownership of the person owning the options or warrants, but not with respect to any other persons.

	Amount and Nature of
	Beneficial		Percent of
Name and Address of Beneficial Owner	Ownership(1)		Class(2)

Robert H. Donehew	1,721,428	(3)	28.4%
111 Village Parkway Building #2
Marietta, GA 30067

Paul O. Koether	484,690	(4)	8.3%
6808 Mystic Woods Lane
Colleyville, TX 76034
Marietta, Georgia 30067

Harold Woolfolk	444,444		7.6%
4500 E Sam Houston Pkwy So
Suite 100
Pasadena, TX 77050

R.D. Garwood	432,000		7.4%
111 Village Parkway Building #2
Marietta, GA 30067

Shamrock Associates	409,470	(5)	7.0%
211 Pennbrook Road
Far Hills, NJ 07931

Ronald I. Heller	325,980	(6)	5.6%
74 Farview Road
Tenafly, NJ 07670

All directors and executive officers as a group (one person)	1,721,428	(3)	28.4%
____________
(1)
Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.

(2)
The percentage of shares owned is based on 5,848,185 shares of common stock outstanding as of November 15, 2013. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(3)
Includes 100,000 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner. Mr. Donehew is the manager of Donehew Capital LLC. Also includes 215,000 shares of common stock issuable upon exercise of exercisable options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 7 to the consolidated financial statements contained in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2013	2012
Audit Fees(1)	$18,250	$18,250
Tax Fees	0	0
Total	$18,250	$18,250
____________
(1)
Represents the aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended August 31, 2013 and 2012 and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Exhibits Filed.

See Exhibit Index appearing later in this Report.

(b)	Reports on Form 8-K.

Current Report on Form 8-K with respect to items 1.01 and 9.01 filed with the Securities and Exchange Commission on August 19, 2013.

Current Report on Form 8-K with respect to items 7.01 and 9.01 filed with the Securities and Exchange Commission on October 16, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF ROUNDS.COM, INC. (Registrant)

Dated: November 15, 2013	By:	/s/ Robert H. Donehew
Name: Robert H. Donehew
Title: President, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:	/s/ Robert H. Donehew
Robert H. Donehew
President, Treasurer, Secretary and Director (Principal Executive and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated By
Exhibit		Reference from	No. in
Number	Description	Document	Document

1.1	Agreement and Plan of Merger between American Metals, Inc. and American Metals Service, Inc.	A	2

3.1	Certificate of Incorporation	A	3(I)

3.1.1	Bylaws	A	3(II)

10.1	Stock Purchase Agreement, dated January 18, 2000, among Asset Value Holdings, Inc., Bradford Trading Company, Paul Koether, Shamrock Associates, Sun Equities Corporation, Thomas K. Van Herwarde, The Rachel Beth Heller1997 Trust Dated 7/9/97, The Evan Todd Heller Trust Dated 6/17/97, Martan & Co., Donehew Fund Limited Partnership, Jonathan & Nancy Glaser Family Trust Dated 12/16/98, W. Robert Ramsdell and Nagelberg Family Trust Dated 9/24/97	B	2.1

10.2	Form of option agreement for executives and directors	C	10.6

10.4	Code of Ethics	D	10.16

31.1	Section 302 Certification	Filed herewith	—

32.1	Section 906 Certification	Filed herewith	—

99.1	Risk Factors	Filed herewith	—
_________________
A	Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999.

B	Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2000.

C	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

D	Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.