Form 10-Q
period 2013-11-30
GOLF ROUNDS COM INC
filed 2014-01-13
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 13, 2014, the issuer had 5,848,185 shares of common stock, par value $.01 per share, outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statement of Stockholders’ Deficiency	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings*
Item 1A.	Risk Factors*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3.	Defaults Upon Senior Securities*
Item 4.	Mine Safety Disclosures*
Item 5.	Other Information*
Item 6.	Exhibits	15

SIGNATURES		16

EXHIBIT INDEX

Exhibit 31.1
Exhibit 32.1
____________
*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2013	August 31, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,951	$801
Prepaid expenses	26,750	10,700
Total current assets	28,701	11,501

Total assets	$28,701	$11,501

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$35,720	$33,096
Notes payable, current portion	63,000	-
Total current liabilities	98,720	33,096

Notes payable	17,250	17,250
Total liabilities	115,970	50,346

Stockholders’ deficiency:
Common stock, $0.01 par value; 12,000,000 shares authorized, 5,848,185 shares issued and outstanding	58,481	58,481
Additional paid-in capital	3,270,942	3,270,942
Accumulated deficit	(3,416,692)	(3,368,268)
Total stockholders’ deficiency	(87,269)	(38,845)

Total liabilities and stockholders’ deficiency	$28,701	$11,501

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2013	November 30, 2012

Expenses:
General, administrative and other	$48,089	$32,172
Total operating expenses	48,089	32,172

Loss from operations	(48,089)	(32,172)

Other income (expense):
Interest expense	(335)	-
Total other income (expense)	(335)	-

Net loss	$(48,424)	$(32,172)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	5,848,185	3,567,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance, August 31, 2013	5,848,185	$58,481	$3,270,942	$(3,368,268)	$(38,845)
Net loss	-	-	-	(48,424)	(48,424)
Balance, November 30, 2013	5,848,185	$58,481	$3,270,942	$(3,416,692)	$(87,269)

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2013	November 30, 2012

Cash flows from operating activities:
Net loss	$(48,424)	$(32,172)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(16,050)	1,875
Increase in accounts payable and accrued expenses	2,624	30,207
Net cash used in operating activities	(61,850)	(90)

Cash flows from financing activities:
Proceeds from issuance of notes payable	63,000	-
Net cash provided by financing activities	63,000	-

Net increase (decrease) in cash and cash equivalents	1,150	(90)

Cash and cash equivalents - beginning	801	334

Cash and cash equivalents - ending	$1,951	$244

Supplemental disclosure of cash flow information:
Interest paid	$140	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

(A) Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiary, DPE Acquisition Corp. (collectively, the “Company”), as of November 30, 2013, and the unaudited condensed consolidated statements of operations for the three months ended November 30, 2013 and 2012, the unaudited condensed consolidated statement of stockholders’ deficiency for the three months ended November 30, 2013, and the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 2013 and 2012 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2013. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.

The results of operations for the three months ended November 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

As of November 30, 2013 and 2012, common stock equivalents include options to purchase 330,000 and 360,000 common shares, respectively. These instruments are not considered in the diluted loss per share because the effect would be anti-dilutive.

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

(E) Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses and deposits, and accounts payable approximate their fair values because of the short-term maturity of these instruments.

(F) Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC"), such pronouncements are not believed by management to have a material impact on the Company's present or future financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations since 2001 and has suffered recurring losses from its operations. During the three months ended November 30, 2013, the Company had a net loss of $48,424, used cash in operations of $61,850, and had no revenues from operations. As of November 30, 2013, the Company had an accumulated deficit of $3,416,692 and a working capital deficiency of $70,019. Currently, the Company’s working capital is not sufficient to last for more than 12 months. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2013 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. Commencing in December 2012, the Company began financing its working capital requirements through sale of its promissory notes and convertible promissory notes. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 3 — NOTES PAYABLE

On October 18, 2013, the Company issued a six-month promissory note due April 15, 2014 in exchange for cash proceeds of $39,000. The note is unsecured, bears interest at 3.0% and requires payment of principal and interest at maturity.

On November 4, 2013, the Company issued a six-month promissory note due May 5, 2014 in exchange for cash proceeds of $24,000. The note is unsecured, bears interest at 3.0% and requires payment of principal and interest at maturity.

During the three months ended November 30, 2013, interest expense of $335 was recognized on outstanding notes payable. As of November 30, 2013, accrued interest payable was $215, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

Notes payable consisted of the following at November 30, 2013 and August 31, 2013, respectively:

	November 30, 2013	August 31, 2013
Note payable - originating October 18, 2013; no payments required; bearing interest at 3.0%; maturing at April 15, 2014	$39,000	$-

Note payable - originating November 4, 2013; no payments required; bearing interest at 3.0%; maturing at May 5, 2014	24,000	-

Note payable - originating July 30, 2013; quarterly interest payments required; bearing interest at 3.25%; principal payable in full on July 29, 2015	6,000	6,000

Note payable - originating August 29, 2013; quarterly interest payments required; bearing interest at 3.25%; principal payable in full on August 28, 2015	11,250	11,250
Total	80,250	17,250
Less: Current maturities	(63,000)	-
Amount due after one year	$17,250	$17,250

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

NOTE 4 — STOCKHOLDERS’ DEFICIENCY

Stock Options

A summary of the Company’s stock option activity during the three months ended November 30, 2013 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2013	330,000	$0.68
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at November 30, 2013	330,000	$0.68	1.9	$-

Exercisable at November 30, 2013	330,000	$0.68	1.9	$-

NOTE 5 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/Treasurer/Secretary is the Chief Financial Officer of Garwood. Effective June 1, 2013, due to the financial status of the Company, R.D. Garwood, Inc. began providing the aforementioned services at no charge to the Company. The Company’s expense for these shared facilities and bookkeeping services was $0 and $2,700 for the three months ended November 30, 2013 and 2012, respectively.

During the three months ended November 30, 2013, the Company's President provided services at no charge to the Company. During the three months ended November 30, 2012, the Company accrued salary for its President in the amount of $7,500, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 6 — SUBSEQUENT EVENTS

On December 26, 2013, the Company issued a six-month promissory note due June 26, 2014 in exchange for cash proceeds of $32,000. The note is unsecured, bears interest at 3.0% and requires payment of principal and interest at maturity.

On December 18, 2013, Golf Rounds.com, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fuse Medical, LLC (“Fuse”), Project Fuse LLC, a wholly owned subsidiary of the Company (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the Fuse members (the “Representative”). Upon consummation of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Fuse, with Fuse surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger is expected to be completed during the second or third fiscal quarter of 2014.

GOLF ROUNDS.COM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
(Unaudited)

Fuse is a physician-partnered company and national distributor that provides diversified healthcare products and supplies, including biologics and bone substitute materials, while striving to document cost savings and clinical outcomes to its manufacturers, physicians, health insurers and medical facility partners. Fuse has entered into partnership arrangements with physicians in order to distribute its products.

In accordance with the Merger Agreement, on December 18, 2013, the Company obtained approval by written consent from the holders of 3,220,329 shares of its common stock, representing a majority of its outstanding common stock, to amend its certificate of incorporation, effective immediately prior to the consummation of the Merger, (i) to effect a 14.62 to 1 reverse stock split (the “Reverse Stock Split”), (ii) to increase the Company’s authorized capital stock from 12,000,000 shares of common stock to 500,000,000 shares of common stock and from zero shares of preferred stock to 20,000,000 shares of preferred stock, and to expressly authorize the board of directors of the Company to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights thereof and the qualifications, limitations or restrictions thereon, and (iii) to change the name of the Company to “Fuse Medical, Inc.” As promptly as practicable, the Company and Fuse will prepare and file with the Securities and Exchange Commission (the “SEC”) an information statement on Schedule 14C relating to the approval and adoption of the amendments (the “Information Statement”). The amendments will become effective no earlier than 20 days after the Information Statement is mailed to the Company’s stockholders.

All of the units reflecting membership interests in Fuse that are issued and outstanding immediately prior to the effective time of the Merger shall be cancelled and converted into the right to receive 3,600,000 shares of the Company’s common stock (on a post-Reverse Stock Split basis), representing 90% of the Company’s issued and outstanding common stock after giving effect to the Merger (the “Merger Consideration”). The Merger Consideration will be allocated among the members of Fuse immediately prior to the effective time of the Merger (the “Holders”) in accordance with Fuse’s limited liability company operating agreement.

In order to fund the indemnification obligations of the Holders after the closing of the Merger, of the shares of common stock constituting the Merger Consideration, 180,000 shares (on a post-Reverse Stock Split basis) will be deposited in escrow pursuant to the terms of the Merger Agreement and an escrow agreement, in the form attached to the Merger Agreement, to be executed at the closing.

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

Our Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended November 30, 2013, the Company had a net loss of $48,424, used cash in operations of $61,850, and had no revenues from operations. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

On December 18, 2013, Golf Rounds.com, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fuse Medical, LLC (“Fuse”), Project Fuse LLC, a wholly owned subsidiary of the Company (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the Fuse members (the “Representative”). Upon consummation of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Fuse, with Fuse surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger is expected to be completed during the second or third fiscal quarter of 2014.

Our Business Plan

Upon completion of the foregoing Merger transaction, the Company will conduct operations through Fuse.

Fuse is designed to become a physician partnered, national distributor and provider of select healthcare products and supplies that meet or exceed market standards while striving to document cost savings and clinical outcomes to its manufacturers, physicians, health insurers and medical facility partners.

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

Three months ended November 30, 2013 compared to three months ended November 30, 2012

Other income (expense) for the three months ended November 30, 2013 decreased to ($335) from $0 for the three months ended November 30, 2012. The increase in interest expense to ($335) from $0 was due to the issuance of $80,250 of notes payable.

General, administrative and other expenses for the three months ended November 30, 2013 increased to $48,089 from $32,172 for the three months ended November 30, 2012, an increase of 49.5%. The increase was due to higher legal expenses of $13,877, directors and officers liability insurance expenses of $3,130, payroll expenses of $1,198, audit and accounting fee expenses of $800, and taxes and license expenses of $10, offset by lower office sharing expenses of $2,700, stockholder service expenses of $347, and bank charges of $51.

General, administrative and other expenses for the three months ended November 30, 2013 consisted of legal expenses of $20,854, audit and accounting fee expenses of $10,800, payroll expenses of $8,698, directors and officers liability insurance expenses of $5,005, stockholder service expenses of $2,574, taxes and license expenses of $119 and bank charges of $39.

Liquidity and Capital Resources

General

As of November 30, 2013, cash and cash equivalents were $1,951, which includes $74 invested in a money market account with a yield of 0.02% and $1,877 in a non-interest bearing checking account. As of November 30, 2013, there was a working capital deficiency of $70,019.

The Company’s total current liabilities at November 30, 2013 were $98,720, which was comprised of notes payable of $63,000, accounts payable of $35,178 and accrued liabilities of $542.

Cash flows used in operating activities for the three months ended November 30, 2013 of $61,850 stems from a net loss of $48,424 and an increase in prepaid expenses of $16,050, offset by an increase in accounts payable and accrued expenses of $2,624.

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

Contractual obligations

The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-K for the year ended August 31, 2013 and the Agreement and Plan of Merger with Fuse Medical, LLC as described in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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
_______________
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

GOLF ROUNDS.COM, INC.

Date: January 13, 2014	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)