Form 10-Q
period 2014-02-28
GOLF ROUNDS COM INC
filed 2014-03-26
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_____________________.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of March 25, 2014, the issuer had 5,848,185 shares of common stock, par value $.01 per share, outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of February 28, 2014 (Unaudited) and August 31, 2013	1
	Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2014 and 2013 (Unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended February 28, 2014 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2014 and 2013 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements for the three and six months ended February 28, 2014 and 2013 (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*
Item 3.	Defaults Upon Senior Securities*
Item 4.	Mine Safety Disclosures*
Item 5.	Other Information*
Item 6.	Exhibits	14

SIGNATURES		15
____________
*	Omitted in accordance with the instruction to Part II of Form 10-Q because the item is inapplicable or the answer to the item is negative.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2014	August 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,551	$801
Prepaid expenses	18,673	10,700
Total current assets	25,224	11,501

Total assets	$25,224	$11,501

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$19,397	$33,096
Notes payable, current portion	95,000	-
Total current liabilities	114,397	33,096

Notes payable	17,250	17,250
Total liabilities	131,647	50,346

Stockholders’ deficit:
Common stock, $0.01 par value; 12,000,000 shares authorized,
5,848,185 shares issued and outstanding	58,481	58,481
Additional paid-in capital	3,270,942	3,270,942
Accumulated deficit	(3,435,846)	(3,368,268)
Total stockholders’ deficit	(106,423)	(38,845)

Total liabilities and stockholders’ deficit	$25,224	$11,501

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS. COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Expenses:
General, administrative and other	$18,377	$24,372	$66,466	$56,544
Total operating expenses	18,377	24,372	66,466	56,544

Loss from operations	(18,377)	(24,372)	(66,466)	(56,544)

Other income (expense):
Interest expense	(777)	(98)	(1,112)	(98)
Total other income (expense)	(777)	(98)	(1,112)	(98)

Net loss	$(19,154)	$(24,470)	$(67,578)	$(56,642)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	5,848,185	3,567,377	5,848,185	3,567,377

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, August 31, 2013	5,848,185	$58,481	$3,270,942	$(3,368,268)	$(38,845)
Net loss	-	-	-	(67,578)	(67,578)
Balance, February 28, 2014	5,848,185	$58,481	$3,270,942	$(3,435,846)	$(106,423)

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2014	February 28, 2013

Cash flows from operating activities:
Net loss	$(67,578)	$(56,642)
Adjustments to reconcile net loss to net cash used in operating activites:
Convertible notes issued for services rendered	-	5,250
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(7,973)	3,750
Increase (decrease) in accounts payable and accrued expenses	(13,699)	37,462
Net cash used in operating activities	(89,250)	(10,180)

Cash flows from financing activities:
Proceeds from issuance of notes payable	95,000	-
Proceeds from related party for convertible notes	-	10,000
Net cash provided by financing activities	95,000	10,000

Net increase (decrease) in cash and cash equivalents	5,750	(180)

Cash and cash equivalents - beginning	801	334

Cash and cash equivalents - ending	$6,551	$154

Supplemental disclosure of cash flow information:
Interest paid	$280	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

(A)	Merger with Fuse Medical, LLC

On December 18, 2013, Golf Rounds.com, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fuse Medical, LLC (“Fuse”), Project Fuse LLC, a wholly owned subsidiary of the Company (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the Fuse members (the “Representative”). Upon consummation of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Fuse, with Fuse surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger is expected to be completed during the third fiscal quarter of 2014.

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

In accordance with the Merger Agreement, on December 18, 2013, the Company obtained approval by written consent from the holders of 3,220,330 shares of its common stock, representing a majority of its outstanding common stock, to amend its certificate of incorporation, effective immediately prior to the consummation of the Merger, (i) to change the name of the Company to “Fuse Medical, Inc.”, (ii) to increase the Company’s authorized capital stock from 12,000,000 shares of common stock to 500,000,000 shares of common stock and from zero shares of preferred stock to 20,000,000 shares of preferred stock, and to expressly authorize the board of directors of the Company to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights thereof and the qualifications, limitations or restrictions thereon, and (iii) to effect a 14.62 to 1 reverse stock split (the “Reverse Stock Split”). On March 4, 2014, the Company filed with the Securities and Exchange Commission (the “SEC”) a preliminary information statement on Schedule PRE 14C relating to the approval and adoption of the amendments (the “Preliminary Information Statement”). On March 13, 2014, the SEC notified the Company that the Preliminary Information Statement would be reviewed. Once the comments on the Preliminary Information Statement have been cleared by the SEC, the Company shall file a definitive information statement on Schedule DEF 14C relating to the adoption of the amendments (the “Definitive Information Statement”). The amendments will become effective no earlier than 20 days after the Definitive Information Statement is mailed to the Company’s stockholders.

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

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013
(Unaudited)

In order to fund the indemnification obligations of the Holders after the closing of the Merger, of the shares of common stock constituting the Merger Consideration, 180,000 shares (on a post-Reverse Stock Split basis) will be deposited in escrow pursuant to the terms of the Merger Agreement and an escrow agreement, in the form attached to the Merger Agreement, to be executed at the closing.

(B)	Interim Financial Statements

The accompanying unaudited condensed consolidated balance sheet of Golf Rounds.com, Inc. and its wholly owned subsidiaries, DPE Acquisition Corp. and Project Fuse LLC, (collectively, the “Company”), as of February 28, 2014, and the unaudited condensed consolidated statements of operations for the three and six months ended February 28, 2014 and 2013, the unaudited condensed consolidated statement of stockholders’ deficit for the six months ended February 28, 2014, and the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 2014 and 2013 reflect all material adjustments which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of August 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2013. These condensed consolidated financial statements should be read in conjunction with the year-end audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.

The results of operations for the three and six months ended February 28, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(C)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Golf Rounds.com, Inc. and its wholly owned subsidiaries DPE Acquisition Corp. (formed on September 2, 2003) and Project Fuse LLC (formed on December 17, 2013).  Intercompany transactions and accounts have been eliminated in consolidation.

(D)	Loss Per Share

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

As of February 28, 2014 and 2013, common stock equivalents include options to purchase 330,000 and 360,000 common shares, respectively. These instruments are not considered in the diluted loss per share because the effect would be anti-dilutive.

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013
(Unaudited)

(E)	Use of Estimates

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

(F)	Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments.

(G)	Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC"); such pronouncements are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations since 2001 and has suffered recurring losses from its operations. During the six months ended February 28, 2014, the Company had a net loss of $67,578, used cash in operations of $89,250, and had no revenues from operations. As of February 28, 2014, the Company had an accumulated deficit of $3,435,846 and a working capital deficiency of $89,173. Currently, the Company’s working capital is not sufficient to last for more than 12 months. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s August 31, 2013 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with a target business and/or obtain additional funding sources. Commencing in December 2012, the Company began financing its working capital requirements through sale of its promissory notes and convertible promissory notes. There can be no assurance that the Merger or the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013
(Unaudited)

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

NOTE 3 — NOTES PAYABLE

On October 18, 2013, the Company issued a six-month promissory note to Fuse Medical, LLC due April 15, 2014 in exchange for cash proceeds of $39,000. The note is unsecured, bears interest at 3.0% and requires payment of principal and interest at maturity.

On November 4, 2013, the Company issued a six-month promissory note to Fuse Medical, LLC due May 5, 2014 in exchange for cash proceeds of $24,000. The note is unsecured, bears interest at 3.0% and requires payment of principal and interest at maturity.

On December 26, 2013, the Company issued a six-month promissory note to Fuse Medical, LLC due June 26, 2014 in exchange for cash proceeds of $32,000. The note is unsecured, bears interest at 3.0% and requires payment of principal and interest at maturity.

During the three and six months ended February 28, 2014, interest expense of $777 and $1,112, respectively, was recognized on outstanding notes payable. During the three and six months ended February 28, 2013, interest expense of $98 (of which $56 is for related parties) was recognized on outstanding notes payable. As of February 28, 2014, accrued interest payable was $852, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

Notes payable consisted of the following at February 28, 2014 and August 31, 2013, respectively:

	February 28, 2014	August 31, 2013
Note payable to Fuse Medical, LLC - originating October 18, 2013; no periodic interest payments required; bearing interest at 3.0%; maturing at April 15, 2014	$39,000	$-

Note payable to Fuse Medical, LLC - originating November 4, 2013; no periodic interest payments required; bearing interest at 3.0%; maturing at May 5, 2014	24,000	-

Note payable to Fuse Medical, LLC - originating December 26, 2013; no periodic interest payments required; bearing interest at 3.0%; maturing at June 26, 2014	32,000	-

Note payable - originating July 30, 2013; quarterly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015	6,000	6,000

Note payable - originating August 29, 2013; quarterly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015	11,250	11,250
Total	112,250	17,250
Less: Current maturities	(95,000)	-
Amount due after one year	$17,250	$17,250

GOLF ROUNDS.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013
(Unaudited)

NOTE 4 — STOCKHOLDERS’ DEFICIT

Stock Options

A summary of the Company’s stock option activity during the six months ended February 28, 2014 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at August 31, 2013	330,000	$0.68
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at February 28, 2014	330,000	$0.68	1.7	$-

Exercisable at February 28, 2014	330,000	$0.68	1.7	$-

NOTE 5 — RELATED PARTY TRANSACTIONS

On March 1, 2000, the Company executed a month-to-month agreement to sub-lease office space and share office equipment and a bookkeeper’s time for $900 a month from R. D. Garwood, Inc. (“Garwood”). The Company’s President/Treasurer/Secretary is the Chief Financial Officer of Garwood. Effective June 1, 2013, due to the financial status of the Company, R.D. Garwood, Inc. began providing the aforementioned services at no charge to the Company. The Company’s expense for these shared facilities and bookkeeping services was $2,700 and $5,400 for the three and six months ended February 28, 2013.

During the three and six months ended February 28, 2014, the Company’s President provided services at no charge to the Company. During the three and six months ended February 28, 2013, the Company accrued salary for its President in the amount of $7,500 and $15,000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse Medical, LLC, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the “Defendants”).  Plaintiff Richard Cutler is the sole principal of Plaintiff Cutler Law Group, which provided legal representation to its client (“Cutler’s Client”) that was interested in merging into a publicly traded corporation and attracting doctors as investors.  Plaintiffs allege that a proposed transaction between Cutler’s Client and Fuse Medical, LLC (“Cutler’s Failed Transaction”), failed to materialize notwithstanding the alleged efforts of Mr. Cutler and his law firm to document the transaction.  Plaintiffs further allege that, subsequently, the Defendants continued to pursue a similar transaction without Cutler’s Client or the Plaintiffs.  The Plaintiffs are claiming that the Defendants are responsible for damages in the amount of: (i) $46,465 plus interest because Plaintiffs were not paid their legal fees by Cutler’s Client nor did they receive equity in the company that Plaintiffs hoped would be issued from Cutler’s Failed Transaction; (ii) $46,465 plus interest due to Defendant being unjustly enriched  from Plaintiffs’ legal services to Cutler’s Client; (iii) $1,186,000 plus interest, being the alleged value of shares that Plaintiffs claimed to be entitled from Cutler’s Failed Transaction, which amount should allegedly be tripled as exemplary damages as a result of intentional fraud and/or negligent representations that some or all of the Defendants allegedly committed and that such conduct allegedly constitutes conspiracy to commit fraud; (iv) $1,186,000, allegedly arising from a breach of a Non-Competition and Non-Disclosure Agreement to which Plaintiffs were not a party; (v) $1,000,000 for breach of fiduciary duty by the Defendants because they would have been directors and officers of the surviving corporation in Cutler’s Failed Transaction had it not failed and Defendants’ moving on to another transaction without Plaintiffs; and (vi) Plaintiffs’ attorneys fees and costs for bringing this action.  Defendants believe the lawsuit to be without merit and have retained counsel to vigorously defend the action.  In addition, Defendant Robert H. Donehew is covered by Directors and Officers Insurance policies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to consummate a business combination with Fuse Medical, LLC, competitive factors and other risk factors as set forth in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended August 31, 2008.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report.

Our Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended February 28, 2014, the Company had a net loss of $67,578, used cash in operations of $89,250, and had no revenues from operations. These factors among others indicate that the Company may be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to effect a business combination with Fuse Medical, LLC and/or obtain additional funding sources. There can be no assurance that the Merger or the Company’s other financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.

Overview

General

Golf Rounds.com, Inc. (the “Company”) was incorporated in 1968 as a Delaware corporation, which is also authorized to conduct business in Georgia. Until the fourth quarter of fiscal 1992, the Company was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. In the fourth quarter of fiscal 1992, the Company liquidated its assets and did not conduct any business operations until May 1999. In May 1999, the Company acquired the assets of PKG Design, Inc., the developer of two sports - related Internet websites: golfrounds.com and skiingusa.com. In connection with the acquisition of these websites, the Company changed its name to Golf Rounds.com, Inc.

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

On December 18, 2013, Golf Rounds.com, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fuse Medical, LLC (“Fuse”), Project Fuse LLC, a wholly owned subsidiary of the Company (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the Fuse members (the “Representative”). Upon consummation of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Fuse, with Fuse surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger is expected to be completed during the third fiscal quarter of 2014.

Our Business Plan

Upon completion of the foregoing Merger transaction, the Company will conduct its operations through Fuse.

Fuse is a physician partnered, national distributor and provider of select healthcare products and supplies that meet or exceed market standards while striving to document cost savings and clinical outcomes to its manufacturers, physicians, health insurers and medical facility partners.

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

Three months ended February 28, 2014 compared to three months ended February 28, 2013

Other income (expense) for the three months ended February 28, 2014 decreased to ($777) from ($98) for the three months ended February 28, 2013. The increase in interest expense to ($777) from ($98) was due to the issuance of $112,250 of notes payable.

General, administrative and other expenses for the three months ended February 28, 2014 decreased to $18,377 from $24,372 for the three months ended February 28, 2013, a decrease of 24.6%. The decrease was due to lower payroll expenses of $7,391, legal expenses of $3,368, office sharing expenses of $2,700, and bank charges of $60, offset by higher directors and officers liability insurance expenses of $6,202, stockholder service expenses of $1,210 and taxes and license expenses of $112.

General, administrative and other expenses for the three months ended February 28, 2014 consisted of directors and officers liability insurance expenses of $8,077, legal expenses of $3,616, stockholder service expenses of $3,574, audit and accounting fee expenses of $2,750, taxes and license expenses of $221, payroll expenses of $109, and bank charges of $30.

Six months ended February 28, 2014 compared to six months ended February 28, 2013

Other income (expense) for the six months ended February 28, 2014 decreased to ($1,112) from ($98) for the six months ended February 28, 2013. The increase in interest expense to ($1,112) from ($98) was due to the issuance of $112,250 of notes payable.

General, administrative and other expenses for the six months ended February 28, 2014 increased to $66,466 from $56,544 for the six months ended February 28, 2013, an increase of 17.5%. The increase was due to higher legal expenses of $10,509, directors and officers liability insurance expenses of $9,333, stockholder service expenses of $862, audit and accounting fee expenses of $800, and taxes and license expenses of $122, offset by lower payroll expenses of $6,193, office sharing expenses of $5,400 and bank charges of $111.

General, administrative and other expenses for the six months ended February 28, 2014 consisted of legal expenses of $24,470, audit and accounting fee expenses of $13,550, directors and officers liability insurance expenses of $13,082, payroll expenses of $8,807, stockholder service expenses of $6,148, taxes and license expenses of $340, and bank charges of $69.

Liquidity and Capital Resources

General

As of February 28, 2014, cash and cash equivalents were $6,551, which includes $74 invested in a money market account with a yield of 0.02% and $6,477 in a non-interest bearing checking account. As of February 28, 2014, there was a working capital deficiency of $89,173.

The Company’s total current liabilities at February 28, 2014 were $114,397, which was comprised of notes payable of $95,000, accounts payable of $18,545 and accrued liabilities of $852.

Cash flows used in operating activities for the six months ended February 28, 2014 of $89,250 stems from a net loss of $67,578, an increase in prepaid expenses of $7,973 and a decrease in accounts payable and accrued expenses of $13,699.

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

Commencing in December 2012, the Company began financing its working capital requirements through sale of its promissory notes and convertible promissory notes.  Commencing in October 2013, all funding has been from the issuance of promissory notes to Fuse Medical, LLC.  The Company’s existence is dependent upon management’s ability to effect a business combination with Fuse Medical, LLC and/or obtain additional funding sources.  There can be no assurance that the Merger or the Company’s other financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.  The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.  If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.

Contractual obligations

The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-K for the year ended August 31, 2013 and the Agreement and Plan of Merger with Fuse Medical, LLC as described in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosures Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in  Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse Medical, LLC, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the “Defendants”).  Plaintiff Richard Cutler is the sole principal of Plaintiff Cutler Law Group, which provided legal representation to its client (“Cutler’s Client”) that was interested in merging into a publicly traded corporation and attracting doctors as investors.  Plaintiffs allege that a proposed transaction between Cutler’s Client and Fuse Medical, LLC (“Cutler’s Failed Transaction”), failed to materialize notwithstanding the alleged efforts of Mr. Cutler and his law firm to document the transaction.  Plaintiffs further allege that, subsequently, the Defendants continued to pursue a similar transaction without Cutler’s Client or the Plaintiffs.  The Plaintiffs are claiming that the Defendants are responsible for damages in the amount of: (i) $46,465 plus interest because Plaintiffs were not paid their legal fees by Cutler’s Client nor did they receive equity in the company that Plaintiffs hoped would be issued from Cutler’s Failed Transaction; (ii) $46,465 plus interest due to Defendant being unjustly enriched  from Plaintiffs’ legal services to Cutler’s Client; (iii) $1,186,000 plus interest, being the alleged value of shares that Plaintiffs claimed to be entitled from Cutler’s Failed Transaction, which amount should allegedly be tripled as exemplary damages as a result of intentional fraud and/or negligent representations that some or all of the Defendants allegedly committed and that such conduct allegedly constitutes conspiracy to commit fraud; (iv) $1,186,000, allegedly arising from a breach of a Non-Competition and Non-Disclosure Agreement to which Plaintiffs were not a party; (v) $1,000,000 for breach of fiduciary duty by the Defendants because they would have been directors and officers of the surviving corporation in Cutler’s Failed Transaction had it not failed and Defendants’ moving on to another transaction without Plaintiffs; and (vi) Plaintiffs’ attorneys fees and costs for bringing this action.  Defendants believe the lawsuit to be without merit and have retained counsel to vigorously defend the action.  In addition, Defendant Robert H. Donehew is covered by Directors and Officers Insurance policies.

ITEM 6. EXHIBITS.

Exhibit 2.1	Agreement and Plan of Merger, dated as of December 18, 2013, by and among Fuse Medical, LLC, Golf Rounds.com, Inc., Project Fuse LLC and D. Alan Meeker (incorporated by reference to Exhibit 2.1 of the registrant’s Form 8-K filed on December 20, 2013).

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated as of December 18, 2013, by and among Fuse Medical, LLC, Golf Rounds.com, Inc., Project Fuse LLC and D. Alan Meeker (incorporated by reference to Exhibit 2.1 of the registrant’s Form 8-K filed on March 4, 2014).

Exhibit 31.1	Section 302 Certification of President and Treasurer

Exhibit 32.1	Section 906 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

GOLF ROUNDS.COM, INC.

Date: March 26, 2014	By:	/s/ Robert H. Donehew
Robert H. Donehew
President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)