Form 10-Q
period 2014-03-31
Fuse Medical, Inc.
filed 2014-07-18
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 22-3664872

Fuse Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	000-10093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Bryant Irvin Court, Suite 300, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)

(817) 439-7025
(Registrant’s telephone number, including area code)

August 31, 2013
(Former  fiscal year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 17, 2014, 4,001,280 shares of common stock, par value $0.01 per share, and 0 shares of preferred stock, par value $0.01 per share, of the registrant were outstanding.

FUSE MEDICAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fuse Medical, Inc. Index to Consolidated Financial Statements

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$658,701	$12,339
Accounts receivable	110,082	147,987
Accounts receivable - related parties	2,538	2,538
Inventories	306,831	243,115
Advances to Golf Rounds.com, Inc.	95,000	95,000
Prepaid expenses and other receivables	5,622	370
Other receivables - related parties	1,203	32,382
Total current assets	1,179,977	533,731

Property and equipment, net	45,749	1,287
Security deposit	2,489	-

Total assets	$1,228,215	$535,018

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$196,597	$161,143
Accounts payable - related parties	53,956	48,339
Accrued expenses	9,829	63,400
Line of credit	100,000	100,000
Total current liabilities	360,382	372,882

Notes payable	247,801	-
Notes payable - related parties	652,776	60,000
Total liabilities	1,260,959	432,882

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized,
3,600,000 issued and outstanding	36,000	36,000
Additional paid-in capital	79,600	79,600
Subscriptions receivable (81,972 shares)	(500)	(500)
Accumulated deficit	(147,844)	(12,964)
Total stockholders’ equity (deficit)	(32,744)	102,136

Total liabilities and stockholders’ equity (deficit)	$1,228,215	$535,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013

Revenues	$161,563	$311,558
Cost of revenues	58,823	60,130

Gross profit	102,740	251,428

Operating expenses:
General, adminstrative and other	218,931	58,016
Total operating expenses	218,931	58,016

Operating income (loss)	(116,191)	193,412

Other income (expense):
Interest income	703	-
Interest expense	(10,392)	(238)
Total other income (expense)	(9,689)	(238)

Net income (loss)	$(125,880)	$193,174

Net income (loss) per common share -
basic and diluted	$(0.04)	$0.07

Weighted average number of common shares outstanding -
basic and diluted	3,518,028	2,621,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2013	3,600,000	$36,000	$79,600	$(500)	$(12,964)	$102,136

Distributions	-	-	-	-	(9,000)	(9,000)

Net loss	-	-	-	-	(125,880)	(125,880)

Balance, March 31, 2014	3,600,000	$36,000	$79,600	$(500)	$(147,844)	$(32,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(125,880)	$193,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,037	56
Changes in operating assets and liabilities:
Accounts receivable	37,905	81,329
Inventories	(63,716)	(85,995)
Prepaid expenses and other receivables	(5,252)	-
Security deposit	(2,489)	-
Accounts payable	35,454	26,478
Accounts payable - related parties	5,617	1,550
Accrued expenses	(53,571)	-
Net cash provided by (used in) operating activities	(169,895)	216,592

Cash flows from investing activities:
Purchases of property and equipment	(46,499)	(1,011)
Net cash used in investing activities	(46,499)	(1,011)

Cash flows from financing activities:
Proceeds from line of credit, net	-	(25,000)
Advances to related parties	(13,049)	-
Repayments received from related parties	44,228	-
Proceeds from issuance of promissory notes	247,801	-
Proceeds from issuance of promissory notes to related parties	592,776	-
Capital contributions received	-	4,200
Distributions	(9,000)	(31,222)
Net cash provided by (used in) financing activities	862,756	(52,022)

Net increase in cash and cash equivalents	646,362	163,559

Cash and cash equivalents - beginning of period	12,339	100,029

Cash and cash equivalents - end of period	$658,701	$263,588

Supplemental disclosure of cash flow information:
Interest paid	$563	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
 (Unaudited)

Note 1. Nature of Operations

Overview

Golf Rounds.com, Inc. (the “Company”) was incorporated in 1968 as a Delaware corporation, which is also authorized to conduct business in New Jersey and Georgia. On December 18, 2013, Fuse Medical, LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Golf Rounds.com, Inc. (the “Registrant”), Project Fuse LLC (a wholly-owned subsidiary of Golf Rounds.com, Inc.) (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the members of Fuse Medical, LLC (the “Representative”). On May 28, 2014, the transactions contemplated by the Merger Agreement closed wherein Merger Sub merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Golf Rounds.com, Inc. (the “Merger”).

Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to: (i) change its name from “GolfRounds.com, Inc.” to “Fuse Medical, Inc.”, (ii) increase its authorized capital stock from 12,000,000 shares of common stock to 500,000,000 shares of common stock and from zero shares of preferred stock to 20,000,000 shares of preferred stock, and to expressly authorize its board of directors to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights and the qualifications, limitations or restrictions, and (iii) effect a 14.62 to 1 reverse stock split (the “Reverse Stock Split”) whereby every 14.62 issued and outstanding shares of its common stock automatically converted into one share of common stock, subject to the treatment of fractional share interests. All references to shares of common stock of the Company herein are discussed on a post-Reverse Stock Split basis.

All of the units reflecting membership interests in Fuse Medical, LLC that were issued and outstanding immediately prior to the effective time of the Merger were cancelled and converted into 3,600,000 shares of Fuse Medical, Inc.’s common stock (on a post-Reverse Stock Split basis), representing 90% of the Registrant’s issued and outstanding common stock after giving effect to the Merger (the “Merger Consideration”). The Merger Consideration will be allocated among the members of Fuse Medical, LLC immediately prior to the effective time of the Merger (the “Holders”) in accordance with Fuse Medical’s limited liability company operating agreement.

The merger has been accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, Fuse Medical, LLC has effective control of Fuse Medical, Inc. through the Holder’s 90% fully diluted stockholder interest in the consolidated entity. In addition, Fuse Medical, LLC has control of the consolidated entity through control of a substantial proportion of the Board by designating six of the seven board seats. Additionally, all of Fuse Medical LLC’s senior executive positions are continuing on as management of the consolidated entity after consummation of the Merger. For accounting purposes, Fuse Medical, LLC will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Fuse Medical, LLC. Accordingly, Fuse Medical LLC’s assets, liabilities and results of operations have become the historical financial statements of the registrant, and Golf Rounds.com’s assets, liabilities and results of operations will be consolidated with Fuse Medical effective as of May 28, 2014, the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. Reverse merger accounting is a recapitalization of an entity which requires the financial statements to be presented of the accounting acquirer (Fuse Medical, LLC) for periods before and after the reverse merger on a recapitalized basis. Moreover, the financial statements shall include the accounting acquiree (Golf Rounds.com, Inc.) commencing on the date of the merger (May 28, 2014). The financial statements herein are presented on that basis.

Fuse Medical is a physician-partnered company and national distributor that provides diversified healthcare products and supplies, including biologics and bone substitute materials, while striving to document cost savings and clinical outcomes to its manufacturers, physicians, health insurers and medical facility partners. Fuse Medical, LLC has entered into partnership arrangements with physicians in order to distribute its products.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

The condensed consolidated balance sheet information as of December 31, 2013 is currently unaudited, but shall be audited as part of the audited consolidated financial statements that will be included in the Company’s Report on Form 10-K/T that is due to be filed with the Securities and Exchange Commission on or before August 26, 2014. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended August 31, 2013 and notes thereto included in the Company’s Report on the Form 8-K filed on May 29, 2014.

The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fuse Medical, LLC, and its wholly-owned subsidiaries. Collectively, the entities are referred to as “the Company” or “Fuse Medical”. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, valuation of notes receivable, valuation of inventories, the estimates of depreciable lives and valuation of property and equipment, and the valuation allowance on deferred tax assets.

Earnings (Loss) Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS, but includes the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all potentially dilutive securities outstanding are anti-dilutive.

For the three months ended March 31, 2014 and 2013, there were no potential dilutive securities.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets per the following table.

Category	Amortization Period
Computer equipment	3 years
Furniture and fixtures	5 years

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed and a gain or loss is recorded in the consolidated statements of operations. Repairs and maintenance costs are expensed in the period incurred.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements” (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014, and interim periods within those years. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Note 3. Advances to Golf Rounds.com, Inc.

On October 18, 2013, the Company advanced $39,000 to Golf Rounds.com, Inc., a publicly-held company, in exchange for a six-month promissory note receivable due April 15, 2014. On November 4, 2013, the Company advanced an additional $24,000 to Golf Rounds.com, Inc. in exchange for a six-month promissory note receivable due May 5, 2014. On December 26, 2013, the Company advanced an additional $32,000 to Golf Rounds.com, Inc. in exchange for a six-month promissory note receivable due June 26, 2014. The advances were unsecured, required interest at a rate of 3.0% per annum and would have required payment of principal and interest at maturity. On April 1, 2014, the advances maturing April 15, 2014 and May 5, 2014 were amended whereby the maturity date was extended to June 26, 2014. On May 28, 2014, as a result of the closing of the Merger, these advances became part of the consideration to acquire Golf Rounds.com, Inc. (See Notes 1 and 12).

During the three months ended March 31, 2014, interest income of $703 was recognized on these advances. As of March 31, 2014, accrued interest receivable was $1,073, which is included in prepaid expenses and other receivables on the accompanying condensed consolidated balance sheet.

Note 4. Other Receivable – Related Parties

During the three months ended March 31, 2014, the Company advanced an aggregate of $13,049 to and received an aggregate of $44,228 from three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and are due on demand. The balance due to the three entities was $1,203 and $32,382 as of March 31, 2014 and December 31, 2013, respectively.

Note 5. Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Computer equipment	$35,509	$1,763
Furniture and fixtures	12,753	-
	48,262	1,763
Less: accumulated depreciation	(2,513)	(476)
Property and equipment, net	$45,749	$1,287

Depreciation expense for the three months ended March 31, 2014 and 2013 was $2,037 and $56, respectively. Accumulated depreciation amounted to $2,513 and $476 as of March 31, 2014 and December 31, 2013, respectively.

Note 6. Line of Credit

Since October 10, 2012, the Company has maintained a line of credit with a bank, up to a maximum credit line of $100,000. The line of credit bears interest equal to 2.25% per year based on a year of 360 days. The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by a money market account having an approximate balance of $105,000 that is: (i) owned by an entity that is a member of the Company and (ii) is maintained at the bank extending the line of credit. The line of credit is due on demand or, if no demand is made, all outstanding principal and accrued interest on the line of credit is due October 10, 2014. During the three months ended March 31, 2014 and 2013, interest expense of $563 and $238, respectively, was recognized on the line of credit. The balance due on the line of credit as of March 31, 2014 was $100,000. The unused amount under the line of credit available to the Company at March 31, 2014 was $0. The line of credit remains open.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Note 7. Notes Payable

Notes Payable

On January 14, 2014 and February 6, 2014, the Company issued two two-year promissory notes in exchange for aggregate cash proceeds of $247,801 from a non-related party. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Notes Payable – Related Parties

During the period from January 15, 2014 through March 4, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $592,776. The funds were received from entities controlled by officers of the Company. The officers also owned or partially owned the entities from which the funds were received. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

During the three months ended March 31, 2014, interest expense of $9,829 was recognized on outstanding notes payable. As of March 31, 2014, accrued interest payable was $9,829, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

Notes payable consisted of the following at March 31, 2014:

March 31, 2014
Note payable - related party originating December 31, 2013; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at December 30, 2015	$60,000

Note payable - related party originating January 15, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 14, 2016	131,024

Note payable - originating January 14, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2016	131,024

Note payable - related party originating February 1, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 31, 2016	116,777

Note payable - originating February 6, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at February 5, 2016	116,777

Note payable - related party originating February 10, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at February 9, 2016	193,535

Note payable - related party originating March 4, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at March 4, 2016	87,670

Note payable - related party originating March 4, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at March 4, 2016	63,770
Total	900,577
Less: Current maturities	-
Amount due after one year (includes $652,776 to related parties)	$900,577

Future maturities of the notes payable are as follows:

Year Ending December 31,
2015	$60,000
2016	840,577
$900,577

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Note 8. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C., the plaintiffs, filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse Medical, LLC, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and the Company, the defendants. The defendants believe the lawsuit to be completely without merit and, accordingly, filed a Motion to Dismiss on April 11, 2014. On April 21, 2014, the complaint was dismissed for "want of prosecution"; however, the case was reinstated by the court on June 13, 2014. The court has set a hearing on the Motion to Dismiss for July 25, 2014.

Richard Cutler is the sole principal of plaintiff Cutler Law Group, which provided legal representation to its client (“Cutler’s Client”) that was interested in engaging in a transaction with Fuse Medical and the Company (“Cutler’s Failed Transaction”). The plaintiffs had alleged that Cutler's Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler and his law firm to document the transaction. The plaintiffs further had alleged that the defendants continued to pursue a similar transaction without Cutler’s Client or the plaintiffs. The plaintiffs had claimed that the defendants were responsible for damages in the amount of (i) $46,465 plus interest because plaintiffs were not paid their legal fees by Cutler’s Client nor receive equity in the company that plaintiffs hoped would be issued from Cutler’s Failed Transaction; (ii) $46,465 plus interest due to defendants being unjustly enriched from plaintiffs’ legal services to Cutler’s Client; (iii) $1,186,000 plus interest, being the alleged value of shares that plaintiffs claimed to be entitled from Cutler’s Failed Transaction, which amount should allegedly be tripled as exemplary damages as a result of intentional fraud and/or negligent representations that some or all of the defendants allegedly committed and that such conduct allegedly constitutes conspiracy to commit fraud; (iv) $1,186,000, allegedly arising from a breach of a Non-Competition and Non-Disclosure Agreement to which plaintiffs were not a party; (v) $1,000,000 for breach of fiduciary duty by the defendants because they would have been directors and officer of the surviving corporation in Cutler’s Failed Transaction had it not failed and defendants’ moving on to another transaction without plaintiffs; and (vi) plaintiffs’ attorneys fees and costs for having brought the action.

Operating Leases

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 and $1,500 for the three months ended March 31, 2014 and 2013, respectively (See Note 11).

Effective February 1, 2014, the Company entered into a two-year lease agreement for its corporate headquarters in Fort Worth, Texas. The lease agreement requires base rent payments of $2,489 per month plus common area maintenance and expires January 31, 2016.

Rent expense was $5,478 and $1,500 for the three months ended March 31, 2014 and 2013, respectively.

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to increase its authorized capital stock from 12,000,000 shares of common stock having a par value of $0.01 per share to 500,000,000 shares of common stock having a par value of $0.01 per share and from zero shares of preferred stock to 20,000,000 shares of preferred stock having a par value of $0.01 per share, and to expressly authorize its board of directors to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights and the qualifications, limitations or restrictions.

Reverse Stock Split

Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to effect a 14.62 to 1 reverse stock split (the “Reverse Stock Split”) whereby every 14.62 issued and outstanding shares of its common stock automatically converted into one share of common stock, subject to the treatment of fractional share interests. All references to shares of common stock of the Company herein are discussed on a post-Reverse Stock Split basis for all periods presented.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Distributions

During the three months ended March 31, 2014, distributions of $9,000 were made.

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2014 and 2013, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
Customer 1	44.9%	25.5%
Customer 2	22.3%	-
Customer 3	11.4%	16.0%
Customer 4	-	23.0%
Totals	78.6%	64.5%

At March 31, 2014 and December 31, 2013, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2014	December 31, 2013
Customer 1	47.5%	44.6%
Customer 2	23.4%	12.8%
Customer 3	-	10.2%
Totals	70.9%	67.6%

For the three months ended March 31, 2014 and 2013, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
Supplier 1	57.1%	100.0%
Supplier 2	42.9%	-
Totals	100.0%	100.0%

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Note 11. Related Party Transactions

As of March 31, 2014 and December 31, 2013, $2,538, is due from an entity owned by an officer of the Company. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

As of March 31, 2014 and December 31, 2013, $53,956 and $48,339, respectively, is owed to officers of the Company or entities controlled by officers of the Company. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 and $1,500 for the three months ended March 31, 2014 and 2013, respectively.

During the period from inception through March 31, 2014, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 12. Subsequent Events

Advances to Golf Rounds.com, Inc.

On April 1, 2014, advances in the aggregate amount of $63,000 due from Golf Rounds.com, Inc. maturing April 15, 2014 and May 5, 2014 were amended whereby the maturity date was extended to June 26, 2014. On May 2, 2014, the Company advanced an additional $10,000 to Golf Rounds.com, Inc. in exchange for a promissory note receivable due June 26, 2014. The advance was unsecured, required interest at a rate of 3.0% per annum and required payment of principal and interest at maturity. On May 28, 2014, as a result of the closing of the Merger, the advances became part of the consideration to acquire Golf Rounds.com, Inc.

Note Agreements

On May 8, 2014 and June 16, 2014, the Company issued two two-year promissory notes in exchange for aggregate cash proceeds of $131,462 from a related party. The funds were received from entities controlled by officers of the Company. The officers also owned or partially owned the entities from which the funds were received. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

On May 23, 2014, the Company issued a two-year promissory note in exchange for cash proceeds of $479,975 from a non-related party. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Other Matters

On May 1, 2014, the Company entered into two one-year consulting agreements requiring aggregate monthly payments of $25,667. On July 1, 2014, the Company entered into a five-year consulting agreement requiring a signing bonus of $61,000 and monthly payments of $25,000.

On May 28, 2014, the Company consummated a merger with Golf Rounds.com, Inc. that results in the issuance of 401,280 shares of common stock to the existing shareholders of Golf Rounds.com, Inc. as of that date. (See Note 1).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competitive factors and other risk factors as set forth in the Form 8-K filed on May 29, 2014.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report.

Overview

On May 28, 2014, the Company consumated a merger with Golf Rounds.com, Inc. (see Note 1).

The medical distribution industry is in a mature life-cycle phase. For most of the products the Company offers there are a number of integrated competitors, several of which are publically traded where they not only manufacture and produce their own products but also have established distribution and sales networks and participate in large group purchasing organizations within the medical industry. Most of these competitors have linked physicians to their entities by engaging select physician and surgical specialties through consulting agreements, clinical trials remuneration and other compensation models. As mature companies, they also have extensive legacy systems and expensive administrative and sales commission cost structures. In addition, there are numerous independent medical distributorships primarily focused on limited geographic markets and products located across the United States.

Few competitive companies, however, are structured to allow for physician and key stakeholder equity, profit participation and operational input in their companies. As a growth company, the Company will compete through the following means:

•	Partnering with both established and new manufacturers and suppliers who are seeking to have access to a national distribution network for their products.

•	Engagement of physician investment in the Company through private market placements, acquisition of physician owned companies and other partnership models.

•
Participation of physicians, both investor and non-investor, through our physician leadership structure, which includes the Chief Medical Officer, product and service line directors as well as national, regional, division and sectional medical directors.

•	Utilization and maintenance of a flat administrative organizational structure, thereby reducing our overhead cost structure.

•
Installation of technologically advanced information systems platforms that allow for the processing and tracking of product pricing and revenue capture while providing labor cost savings and reduced inventory.

•	Implementation of a minimum sales representative model.

•	Shadow pricing of competitor products that provide cost savings to our end consumers.

•	Engagement of our physician investors to assist in introducing our cost saving products in healthcare facilities within their service area.

Strategy

The Company’s strategy is to continue to expand our end customer, physician, manufacturer and supplier partnership base, both in the regions we currently serve and in new regions across North America which are conducive to our business model. The principal elements of the business strategy are to:

Integrate and Increase Profits

We intend to continue integrating and implementing best practices across all aspects of our operating facilities and product service lines, including financial, staffing, technology, products and packaging, distribution network and compliance.

Our customers and partners require high levels of regulatory compliance, which we intend to accomplish through employee training, facility policies and procedures coupled with ongoing analysis of operating performance. We intend to implement new accounting, invoicing, and logistics management and information technology systems. We believe all of these measures will increase the quality of service we can provide to our customers, increase the visibility of the Company, and maximize profitability.

Expand Services and Supply Volume

We intend to expand our product and services supply volume as well as our number of facility clients by growing our relationships with product manufacturers and suppliers. We plan to increase the volume we sell and distribute in the following ways: continued development of our sales and account management representative network structure to drive physician and facility relationships; growth of our partnership model with other healthcare manufacturers and providers who bring incremental service lines, strategic value and synergy; attract new services and customers by demonstrating product quality, customer service and cost value propositions; and attract new sales and service revenue in territories we feel may be underserved and provide ease of market penetration. We plan to increase the volume we collect from our end user by implementing specific sales programs and increasing personnel dedicated to sales generation.

In January 2014, the Company executed a distributorship agreement with a national orthopedic internal fixation manufacturer. This national semi-exclusive agreement allows for direct product sales to acute care hospitals under both consignment and stock and bill arrangements. In addition, the agreement allows for profit participation for ambulatory surgical centers and physician offices business that the Company is responsible for developing in conjunction with another national medical supply and distribution company.

Corporate Office

The Company has completed improvements to its leased corporate office and has relocated its executive and senior management team members. We feel this will provide for greater integration of our planning, operating and reporting systems.

Pursue Selective Strategic Relationships or Acquisitions

In the United States, the Company will continue to explore additional mergers and acquisitions and seek strategic alliances on a national basis with other companies that are developing, producing or distributing healthcare products and services. We plan to focus on partnerships and acquisitions that not only add revenue, cash flow and profitability to our financial position but those that provide short and long-term growth potential and support the strategic goals and objectives of the Company.

International Markets

Internationally, we are exploring strategic partnerships and business models to penetrate the healthcare sectors for the products and services the Company provides. As a long-term objective, the Company will continue to explore the expansion of our operations and products into international markets. We have developed several relationships in markets where we believe our products, services and systems will be able to support an underserved market for western based healthcare including the Middle East and Asia. We believe that moving into international markets will further establish the Company as a leader in our industry sector and will add incremental net income to the organization.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Significant Accounting Policies” to the Company’s financial statements contained in this Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Sales

For the three months ended March 31, 2014, net sales were $161,563, compared to $311,558 for the three months ended March 31, 2013, a decrease of $149,995, or 48.1%. The decrease in net sales was primarily due to the reduction in revenues from reduced contract pricing from customers. Our pricing for certain products was high when we initially began distributing them. Subsequently, the reimbursable amounts from insurance companies were found to be much lower than we anticipated. During April 2013 through June 2013, we reduced significantly our retail pricing in order for our prices to align better with reimbursable amounts from insurance companies received by our customers. As a result, even though the number of units sold decreased only slightly during the current period compared to the prior period, the decrease in contract pricing extended to our customers primarily accounted for the decrease in net revenues.

Cost of Revenues

For the three months ended March 31, 2014, our cost of revenues was $58,823, compared to $60,130 for the three months ended March 31, 2013, representing a decrease of $1,307 or 2.2%. The decrease in cost of revenues was due to a decrease in the number of units sold. Our cost of revenues, on a per unit basis, did not change significantly during the three months ended March 31, 2014. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the three months ended March 31, 2014, we generated a gross profit of $102,740, compared to $251,428 for the three months ended March 31, 2013, a decrease of $148,688, or 59.1%. The decrease in gross profit was primarily due to the decrease in net revenues, which resulted primarily from a reduction in contracted prices in client facilities.

Operating Expenses

General, Administrative and Other

For the three months ended March 31, 2014, general, administrative and other operating expenses increased to $218,931 from $58,016 for the three months ended March 31, 2013, representing an increase of $160,915, or 277%. This increase is primarily attributable to costs associated with the closing of the reverse merger. In particular, legal and professional fees increased $93,210. In addition, salaries and wages increased $27,205. General, administrative and other operating expenses consisted primarily of legal and professional fees, salaries and wages, travel expenses, as well as other general and administrative expenses.

Interest Expense

For the three months ended March 31, 2014, interest expense increased to $10,392 from $238 for the three months ended March 31, 2013, representing an increase of $10,154, or 4,266%. Interest expense increased due to the issuance of an aggregate of $840,577 of promissory notes payable during the current period. Interest expense also includes interest on the Company’s line of credit.

Net Income (Loss)

For the three months ended March 31, 2014, the Company generated a net loss of ($125,880) compared to net income of $193,174 for the three months ended March 31, 2013. The change from net income to net loss is primarily due to the decrease in net revenues and the increase in general, administrative and other operating expenses.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $1,179,977 in current assets, consisting of $658,701 in cash, $112,620 in accounts receivable, $95,000 due from Golf Rounds.com, Inc., $306,831 in inventories and $6,825 in other current assets. The Company had total current liabilities of $360,382 consisting of accounts payable of $250,553, accrued expenses of $9,829 and a line of credit of $100,000.

The Company maintains a $100,000 line of credit with Trinity Bank bearing interest of 2.25% per year, based on a 360-day year. The line of credit requires minimum monthly payments of interest only. The line of credit is secured by a money market account in the name of Dr. Christopher and Cesily Pratt maintained at Trinity Bank. Dr. Pratt is a co-founder and Chief Medical Officer of the Company. The balance due on the line of credit as of March 31, 2014 was $100,000 and is fully utilized. The line of credit is due upon demand of the lender or, if no demand is made, October 10, 2014.

The Company believes it currently has sufficient capital or access to capital to sustain its current operations for the next 12 months. The Company has financed its operations from on-going operations, a line of credit and borrowings discussed below.

The Company has secured capital through multiple borrowings. As of July 17, 2014, the aggregate notes payable are $317,305 to Jar Financing, LLC, $466,933 to Cooks Bridge LLC, and $727,776 to World Health Industries. The dates and amounts of each individual notes payable are as follows:

Notes Payable Issued Since 12/31/13

Note	Date	Amount
Jar Financing, LLC	12/31/2013	$60,000
World Health Industries	01/14/2014	131,024
Cooks Bridge LLC	01/15/2014	131,024
Cooks Bridge LLC	02/05/2014	116,777
World Health Industries	02/06/2014	116,777
Jar Financing, LLC	02/10/2014	193,535
Cooks Bridge LLC	03/04/2014	87,670
Jar Financing, LLC	03/04/2014	63,770
Cooks Bridge LLC	05/08/2014	75,000
World Health Industries	05/23/2014	479,975
Cooks Bridge LLC	06/16/2014	56,462
Total notes payable as of July 17, 2014		$1,512,014

The notes are for a term of twenty-four (24) months, are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The first six months of interest is deferred until maturity. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Capital Expenditures

For the three months ended March 31, 2014, the Company had material capital expenditures of $46,499. The Company has no material commitments for capital expenditures as of March 31, 2014.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8-“Commitments and Contingencies” in our Consolidated Financial Statements included in this Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended Certificate of Incorporation.

3.2	Bylaws (filed as exhibit 3.2 to the Form 8-K filed on May 29, 2014, and incorporated herein by reference).

10.1
Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as exhibit 10.1 to the Form 8-K filed on May 29, 2014, and incorporated herein by reference).

10.2
Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as exhibit 10.2 to the Form 8-K filed on May 29, 2014, and incorporated herein by reference).

31.01	+ Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	+ Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	+ Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the registrant’s Report on Form 10-Q for period from January 1, 2014 to March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

_______________
+	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Dated: July 18, 2014	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chief Executive Officer

Dated: July 18, 2014	By:	/s/ David Hexter
David Hexter
Chief Financial Officer
(Principal Financial and Accounting Officer)