Form 10-K/A
period 2013-08-31
Fuse Medical, Inc.
filed 2014-08-06
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number 22-3664872

Fuse Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-10093
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4770 Bryant Irvin Court, Suite 300, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)

(817) 439-7025
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.	None.

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.01

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,518,148. Shares of common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 1, 2014, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 4,001,280.

Explanatory Note

On May 28, 2014, Golf Rounds.com, Inc., a Delaware corporation (“Golf Rounds”), consummated a “reverse merger” transaction with Fuse Medical, LLC, a Delaware limited liability company (“Fuse”). As a result of the “reverse merger” transaction, Golf Rounds agreed to continue the business operations of Fuse and change its name to Fuse Medical, Inc., a Delaware corporation (the “Company”). Details of the transaction are available in the Company's reports filed with the Securities and Exchange Commission.

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Company's Form 10-K for the fiscal year ended August 31, 2013 (the “Original Filing”), is being filed solely for the purposes of amending (i) Part II, Item 9A to include Management’s Report on Internal Control over Financial Reporting; and (ii) Part IV, Item 15 to add the references in subsection (a) to documents included in the Original Filing and to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. Because the Company has changed its name and has filed reports under its new name, this Form 10-K/A is being filed under the current name of the Company, “Fuse Medical, Inc.” instead of "Golf Rounds.com, Inc." the name used in the Original Filing.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9A and Part IV, Item 15 of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended August 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the 10-K:

1.	Financial statements

The financial statements listed in the Index to Financial Statements on page 11 of the Original Filing are filed as part of the 10-K (refer to Item 8. Financial Statements and Supplementary Data on page 11 of the Original Filing) and are incorporated by reference herein

3.	Exhibits

See (b) below.

(b)	The exhibits listed on the Index to Exhibits below are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

None

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of December 18, 2013, by and among Golf Rounds.com, Inc. (now known as Fuse Medical, Inc.), Project Fuse LLC, Fuse Medical, LLC and D. Alan Meeker, solely in his capacity as the representative of the Fuse members (filed as exhibit 2.1 to the Form 8-K/A filed on May 30, 2014, and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company, as amended. (filed as Exhibit 3.1 to the Form 10-Q filed on July 18, 2014).
3.2	Bylaws (filed as Exhibit 3.2 to the Form 8-K filed on May 28, 2014).
3.3	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 28, 2014).
4.1
Amended and Restated Agreement dated November 27, 2013 by and among Fuse Medical, LLC, KAW Holdings, LLC, Dr. Richard Adams, Dr. Scott King, and Dr. David Warner (filed as Exhibit 4.1 to the Form 8-K/A filed July 31, 2014).

4.2	Amended and Restated Agreement dated November 27, 2013 by and among Fuse Medical, LLC and Eva Lou Holding, LLC (filed as Exhibit 4.2 to the Form 8-K/A filed July 31, 2014).
10.1	Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 4.2 to the Form 8-K/A filed July 31, 2014).
10.2	Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.2 to the Form 8-K filed May 28, 2014).
10.3	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Stephen Corey (filed as Exhibit 10.3 to the Form 8-K/A filed July 31, 2014).
10.4	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Randall L. Dei (filed as Exhibit 10.4 to the Form 8-K/A filed July 31, 2014).
10.5	General Counsel Agreement dated July 1, 2014, by and between the Company and Ross Eichberg, P.C. (filed as Exhibit 10.5 to the Form 8-K/A filed July 31, 2014).
10.6	Interim CFO Services Agreement dated June 1, 2014 by and between the Company and David Hexter (filed as Exhibit 10.6 to the Form 8-K/A filed July 31, 2014).
10.7	Assignment of Lease dated February 15, 2014 by and between JAR Financial, LLC and Fuse Medical, LLC (filed as Exhibit 10.7 to the Form 8-K/A filed July 31, 2014).
10.8	Agreement dated November 27, 2013, by and among Fuse Medical, LLC, Fuse Management V, LLC, and Fuse Management VI, LLC (filed as Exhibit 10.8 to the Form 8-K/A filed July 31, 2014).
10.9	Promissory Note dated December 31, 2013 payable to JAR, LLC from Fuse Medical, LLC in the amount of $60,000 (filed as Exhibit 10.9 to the Form 8-K/A filed July 31, 2014).
10.10	Promissory Note dated March 4, 2014 payable to JAR Financing, LLC from Fuse Medical, LLC in the amount of $63,769.63 (filed as Exhibit 10.10 to the Form 8-K/A filed July 31, 2014).
10.11	Promissory Note dated February 10, 2014 payable to JAR, LLC from Fuse Medical, LLC in the amount of $193,535.47 (filed as Exhibit 10.11 to the Form 8-K/A filed July 31, 2014).
10.12	Promissory Note dated March 4, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $87,670.49 (filed as Exhibit 10.12 to the Form 8-K/A filed July 31, 2014).
10.13	Promissory Note dated January 15, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $131,023.65 (filed as Exhibit 10.13 to the Form 8-K/A filed July 31, 2014).
10.14	Promissory Note dated June 16, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $56,461.88 (filed as Exhibit 10.14 to the Form 8-K/A filed July 31, 2014).
10.15	Promissory Note dated February 1, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $116,777.25 (filed as Exhibit 10.15 to the Form 8-K/A filed July 31, 2014).
10.16	Promissory Note dated May 8, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $75,000 (filed as Exhibit 10.16 to the Form 8-K/A filed July 31, 2014).
10.17
Promissory Note dated February 6, 2014 payable to World Health Industries, Inc. and WHIG, LLC from Fuse Medical, LLC in the amount of $116,777.24 (filed as Exhibit 10.17 to the Form 8-K/A filed July 31, 2014).

10.18
Promissory Note dated May 23, 2014 payable to World Health Industries, Inc. and WHIG, LLC from Fuse Medical, LLC in the amount of $479,975.58 (filed as Exhibit 10.18 to the Form 8-K/A filed July 31, 2014).

10.19
Promissory Note dated January 14, 2014 payable to World Health Industries, Inc. and WHIG, LLC from Fuse Medical, LLC in the amount of $131,023.66 (filed as Exhibit 10.19 to the Form 8-K/A filed July 31, 2014).

10.20	Promissory Note dated October 10, 2013 from Fuse Medical, LLC in an amount up to $100,000 payable to Trinity Bank, N.A. (filed as Exhibit 10.20 to the Form 8-K/A filed July 31, 2014).
10.21	Commission Agreement dated August 19, 2012 by and between Gulf Coast Surgical Solutions, LLC and Fuse Medical, LLC (filed as Exhibit 10.21 to the Form 8-K/A filed July 31, 2014).
21.1 *	List of Subsidiaries
31.1 *	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________
*Filed Herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Dated: August 5, 2014	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chief Executive Officer

Dated: August 5, 2014	By:	/s/ David Hexter
David Hexter
Chief Financial Officer
(Principal Financial and Accounting Officer)