Form 10-Q
period 2014-06-30
Fuse Medical, Inc.
filed 2014-08-19
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 22-3664872

Fuse Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	000-10093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Bryant Irvin Court, Suite 300, Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)

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

As of August 18, 2014, 4,001,280 shares of common stock, par value $0.01 per share, and 0 shares of preferred stock, par value $0.01 per share, of the registrant were outstanding.

FUSE MEDICAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$876,632	$12,339
Accounts receivable, net of allowance of $3,300 and $0, respectively	129,651	147,987
Accounts receivable - related parties	2,538	2,538
Inventories	277,606	243,115
Advances to Golf Rounds.com, Inc.	-	95,000
Prepaid expenses and other receivables	42,028	370
Other receivables - related parties	11,524	32,382
Total current assets	1,339,979	533,731

Property and equipment, net	44,820	1,287
Security deposit	2,489	-

Total assets	$1,387,288	$535,018

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$235,230	$161,143
Accounts payable - related parties	36,570	48,339
Accrued expenses	32,589	63,400
Line of credit	100,000	100,000
Total current liabilities	404,389	372,882

Notes payable	745,026	-
Notes payable - related parties	784,238	60,000
Total liabilities	1,933,653	432,882

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized,
4,001,280 and 3,600,000 issued and outstanding, respectively	40,013	36,000
Additional paid-in capital	75,587	79,600
Subscriptions receivable (81,972 shares)	(500)	(500)
Accumulated deficit	(661,465)	(12,964)
Total stockholders’ equity (deficit)	(546,365)	102,136

Total liabilities and stockholders’ equity (deficit)	$1,387,288	$535,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$263,307	$170,566	$424,870	$482,124
Cost of revenues	104,681	51,970	163,504	112,100
Gross profit	158,626	118,596	261,366	370,024

Operating expenses:
General, adminstrative and other	365,816	102,673	541,461	160,689
Merger costs	226,207	-	269,493	-
Total operating expenses	592,023	102,673	810,954	160,689

Operating income (loss)	(433,397)	15,923	(549,588)	209,335

Other income (expense):
Interest income	474	-	1,177	-
Interest expense	(20,704)	(82)	(31,096)	(320)
Total other income (expense)	(20,230)	(82)	(29,919)	(320)

Net income (loss)	$(453,627)	$15,841	$(579,507)	$209,015

Net income (loss) per common share - basic and diluted	$(0.12)	$0.01	$(0.16)	$0.08

Weighted average number of common shares outstanding - basic and diluted	3,663,547	2,873,232	3,591,190	2,747,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2013	3,600,000	$36,000	$79,600	$(500)	$(12,964)	$102,136

Issuance of common shares in connection
with Golf Rounds.com, Inc. merger	401,280	4,013	(4,013)	-	(28,411)	(28,411)

Distributions	-	-	-	-	(40,583)	(40,583)

Net loss	-	-	-	-	(579,507)	(579,507)

Balance, June 30, 2014	4,001,280	$40,013	$75,587	$(500)	$(661,465)	$(546,365)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(579,507)	$209,015
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense	3,300	-
Depreciation	5,722	182
Advances to Golf Rounds.com, Inc. expensed to merger costs	105,000	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	15,036	99,315
Inventories	(34,491)	(97,305)
Prepaid expenses and other receivables	(31,063)	-
Security deposit	(2,489)	-
Accounts payable	51,821	(57,267)
Accounts payable - related parties	(11,769)	9,233
Accrued expenses	(30,942)	-
Net cash provided by (used in) operating activities	(509,382)	163,173

Cash flows from investing activities:
Purchases of property and equipment	(49,255)	(1,763)
Advances to Golf Rounds.com, Inc.	(10,000)	-
Cash acquired in reverse merger	641	-
Net cash used in investing activities	(58,614)	(1,763)

Cash flows from financing activities:
Proceeds from line of credit, net	-	15,000
Advances to related parties	(25,050)	-
Repayments received from related parties	45,908	-
Proceeds from issuance of promissory notes	727,776	-
Proceeds from issuance of promissory notes to related parties	724,238	-
Capital contributions received	-	4,200
Distributions	(40,583)	(127,222)
Net cash provided by (used in) financing activities	1,432,289	(108,022)

Net increase in cash and cash equivalents	864,293	53,388

Cash and cash equivalents - beginning of period	12,339	100,029

Cash and cash equivalents - end of period	$876,632	$153,417

Supplemental disclosure of cash flow information:
Interest paid	$1,138	$320

Non-cash investing and financing activities:
Assumption of net liabilities in reverse merger	$(28,411)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc. (together with its subsidiaries, the “Company” or “Fuse Medical”) was formed in Delaware on July 18, 2012 as Fuse Medical, LLC. Fuse Medical V, LP was formed in Texas on November 15, 2012 and upon formation was owned 59% by Fuse Medical, LLC. Fuse Medical VI, LP was formed in Texas on January 31, 2013 and upon formation was owned 59% by Fuse Medical, LLC.

On December 18, 2013, Fuse Medical, LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Golf Rounds.com, Inc. (the “Registrant”), Project Fuse LLC (a wholly-owned subsidiary of Golf Rounds.com, Inc.) (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the members of Fuse Medical, LLC (the “Representative”). Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to change its name from “GolfRounds.com, Inc.” to “Fuse Medical, Inc.” On May 28, 2014, the transactions contemplated by the Merger Agreement closed wherein Merger Sub merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. (the “Merger”). Accordingly, on May 28, 2014, the Company was recapitalized in a reverse merger (See Note 10). All references to the Company or Fuse Medical before May 28, 2014 are to Fuse Medical, LLC.

Fuse Medical is a physician-partnered company and a national distributor that provides diversified healthcare products and supplies, including biologics and bone substitute materials, while striving to document cost savings and clinical outcomes to its manufacturers, physicians, health insurers and medical facility partners. Fuse Medical, LLC has entered into partnership arrangements with physicians in order to distribute its products.

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

The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fuse Medical, LLC, and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, valuation of inventories, the estimates of depreciable lives and valuation of property and equipment, and the valuation allowance on deferred tax assets.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common shares (e.g. warrants and options) had been exercised or converted into common shares at the beginning of the period, or issuance date, if later, and had shared in the net income (loss) of the Company. Diluted EPS is computed using the treasury stock method, which assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common shares at the average market price during the period. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The weighted average number of common shares outstanding has been retroactively restated for: (1) the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented and (2) the 14.62 to 1 reverse stock split that occurred May 28, 2014 (See Note 10).

As of June 30, 2014, common stock equivalents included options to purchase 22,572 common shares. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. As of June 30, 2013, the Company had no potentially dilutive instruments and, accordingly, basic and diluted earnings per share are the same.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded value of notes payable approximates their fair value based upon their effective interest rates.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable. The Company generally does not require collateral or other security to support accounts receivable. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary. Accounts deemed uncollectible are written off in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts. Previously written-off accounts receivable subsequently collected are recognized as a reduction of bad debt expense when funds are received.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist entirely of finished goods and include biologics, bone substitute material, and tendon anchor systems. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists; (ii) the fees are fixed or determinable; (iii) no significant Company obligations remain; and (iv) collection of the related receivable is reasonably assured. The Company reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent (earning a fixed percentage of the sale) on a net basis, (net of related costs).

The following policies reflect specific criteria for the various revenue streams of the Company.

Medical supply and product revenue is comprised of medical biologics, bone substitute materials and other medical supplies. For customers that order products as needed (i.e. for specific cases), the Company invoices the customer on the date the product is utilized. This includes customers (i.e. certain hospitals) that maintain the Company’s products on consignment. For customers that order larger quantities of the same product (subject to minimums) at a reduced selling price, the Company invoices the customers when the products are shipped. Payment terms are net 30 days after the invoice date.

Development and consulting fee revenue is recognized on a monthly basis pursuant to an agreement. This revenue is recorded in the period the services have been provided.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. Net revenues have been reduced to account for sales returns, rebates and other incentives.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

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

On May 28, 2014, as a result of the closing of the Merger, the aggregate amount of the advances of $105,000 were expensed to merger costs to acquire Golf Rounds.com, Inc. (See Notes 1 and 10).

During the three and six months ended June 30, 2014, interest income of $474 and $1,177, respectively, was recognized on these advances.

Note 4. Other Receivables – Related Parties

During the six months ended June 30, 2014, the Company advanced an aggregate of $25,050 to and received an aggregate of $45,908 from three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and are due on demand. The balance due from the three entities was $11,524 and $32,382 as of June 30, 2014 and December 31, 2013, respectively (See Note 12).

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

Note 5. Property and Equipment

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Computer equipment	$36,240	$1,763
Furniture and fixtures	14,778	-
	51,018	1,763
Less: accumulated depreciation	(6,198)	(476)
Property and equipment, net	$44,820	$1,287

Depreciation expense for the six months ended June 30, 2014 and 2013 was $5,722 and $182, respectively.

Note 6. Accrued Expenses

Accrued expenses consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Accrued interest	$29,979	$-
Other accrued expenses	2,610	-
Accrued compensation	-	63,400
Accrued expenses	$32,589	$63,400

Note 7. Line of Credit

Since October 10, 2012, the Company has maintained a line of credit with a bank, up to a maximum credit line of $100,000. The line of credit bears interest equal to 2.25% per year based on a year of 360 days. The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by a money market account having an approximate balance of $105,000 that is: (i) owned by an individual that is both an officer and a director of the Company and his spouse and (ii) is maintained at the bank extending the line of credit. The line of credit is due on demand or, if no demand is made, all outstanding principal and accrued interest on the line of credit is due October 10, 2014. During the three and six months ended June 30, 2014 and 2013, interest expense of $575, $82, $1,138 and $320, respectively, was recognized on the line of credit. The balance due on the line of credit as of June 30, 2014 and December 31, 2013 was $100,000. The unused amount under the line of credit available to the Company at June 30, 2014 was $0. The line of credit remains open.

Note 8. Notes Payable

Notes Payable

During the period from January 14, 2014 through May 23, 2014, the Company issued three two-year promissory notes in exchange for aggregate cash proceeds of $727,776 from a non-related party. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

On May 28, 2014, as part of the merger with Golf Rounds.com, Inc., the Company assumed an aggregate of $17,250 of outstanding two-year promissory notes payable maturing July 29, 2015 through August 28, 2015 as well as accrued interest payable of $21. The notes are unsecured, bear interest at 3.25% and require quarterly payments of interest only. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Notes Payable – Related Parties

During the period from January 15, 2014 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $724,238. The funds were received from entities controlled by officers of the Company. The officers also owned or partially owned the entities from which the funds were received. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 12).

During the three and six months ended June 30, 2014, interest expense of $20,129 and $29,958, respectively, was recognized on outstanding notes payable. As of June 30, 2014, accrued interest payable was $29,979, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

Notes payable consisted of the following at June 30, 2014:

June 30, 2014
Note payable - originating July 30, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015 [A]	$6,000

Note payable - originating August 29, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015 [A]	11,250

Note payable - related party originating December 31, 2013; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at December 30, 2015	60,000

Note payable - related party originating January 15, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 14, 2016	131,024

Note payable - originating January 14, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2016	131,024

Note payable - related party originating February 1, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 31, 2016	116,777

Note payable - originating February 6, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at February 5, 2016	116,777

Note payable - related party originating February 10, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at February 9, 2016	193,535

Note payable - related party originating March 4, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at March 4, 2016	87,670

Note payable - related party originating March 4, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at March 4, 2016	63,770

Note payable - related party originating May 8, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at May 8, 2016	75,000

Note payable - originating May 23, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at May 23, 2016	479,975

Note payable - related party originating June16, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at June 16, 2016	56,462
Total	1,529,264
Less: Current maturities	-
Amount due after one year (includes $784,238 to related parties)	$1,529,264

[A] - notes payable acquired as part of merger with Golf Rounds.com, Inc. on May 28, 2014 (See Notes 1 and 10).

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

Future maturities of the notes payable are as follows:

Year Ending December 31,
2015	$77,250
2016	1,452,014
$1,529,264

Note 9. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” The Plaintiffs had 30 days from April 21, 2014 to file a motion to reinstate the case and no timely action was taken by the Plaintiffs. However, the Plaintiffs did file a motion to reinstate on May 22, 2014 and it was granted. The Defendants argued a Motion to Dismiss before the court on July 25, 2014 and, on July 28, 2014, the court granted the motion and dismissed the Plaintiffs' (i) breach of fiduciary duty claim against all Defendants, (ii) suit on sworn account claim against all Defendants except Fuse, and (iii) quantum meruit claim against all Defendants except Fuse. The Defendants were also awarded attorneys' fees in the amount of $4,343. The Defendants believe the lawsuit to be completely without merit and are continuing to vigorously defend against the remaining claims.

Richard Cutler is the sole principal of Plaintiff, Cutler Law Group, which provided legal representation to its client, Craig Longhurst (“Cutler’s Client”), that was interested in engaging in a transaction with Fuse and Golf Rounds.com, Inc. (“Cutler’s Failed Transaction”). The Plaintiffs had alleged that Cutler’s Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler and his law firm to document the transaction. The Plaintiffs further had alleged that the Defendants continued to pursue a similar transaction without Cutler’s Client or the Plaintiffs. The Plaintiffs had claimed that the Defendants were responsible for damages in the amount of (i) $46,465 plus interest because Plaintiffs were not paid their legal fees by Cutler’s Client nor receive equity in Golf Rounds.com, Inc. that Plaintiffs hoped would be issued from Cutler’s Failed Transaction; (ii) $46,465 plus interest due to Defendants being unjustly enriched from Plaintiffs’ legal services to Cutler’s Client; (iii) $1,186,000 plus interest, being the alleged value of shares that Plaintiffs claimed to be entitled from Cutler’s Failed Transaction, which amount should allegedly be tripled as exemplary damages as a result of intentional fraud and/or negligent representations that some or all of the Defendants allegedly committed and that such conduct allegedly constitutes conspiracy to commit fraud; (iv) $1,186,000, allegedly arising from a breach of a Non-Competition and Non-Disclosure Agreement to which Plaintiffs were not a party; (v) $1,000,000 for breach of fiduciary duty by the Defendants because they would have been directors and officer of the surviving corporation in Cutler’s Failed Transaction had it not failed and Defendants’ moving on to another transaction without Plaintiffs; and (vi) Plaintiffs’ attorneys fees and costs for having brought the action.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

Operating Leases

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 and $3,000 for the six months ended June 30, 2014 and 2013, respectively (See Note 12).

Effective February 1, 2014, the Company entered into a two-year lease agreement for its corporate headquarters in Fort Worth, Texas. The lease agreement requires base rent payments of $2,489 per month plus common area maintenance and expires January 31, 2016.

Commencing April 1, 2014, the Company began reimbursing an officer on a month-to-month basis for a corporate apartment located in Fort Worth, Texas. The monthly payments for the corporate apartment include base rent payments of $2,060 per month plus common area maintenance and utilities.

Rent expense was $19,233 and $3,000 for the six months ended June 30, 2014 and 2013, respectively.

Consulting Agreements

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be the Company’s Podiatric Medical Director and shall receive compensation of $16,667 per month (See Note 12).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month (See Note 12).

Note 10. Stockholders’ Equity (Deficit)

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

Recapitalization

On May 28, 2014 (the “recapitalization date”), Fuse Medical, LLC was acquired by Fuse Medical, Inc. (formerly Golf Rounds.com, Inc.), an inactive publicly-held company, in a reverse merger transaction accounted for as a recapitalization of Fuse Medical, LLC (the “Recapitalization” or the “Reverse Merger”). All of the units reflecting membership interests in Fuse Medical, LLC that were issued and outstanding immediately prior to the effective time of the Merger were cancelled and converted into 3,600,000 shares of Fuse Medical, Inc.’s common stock (on a post-Reverse Stock Split basis), representing 90% of the Registrant’s issued and outstanding common stock after giving effect to the Merger (the “Merger Consideration”). The Merger Consideration was allocated among the members of Fuse Medical, LLC immediately prior to the effective time of the Merger (the “Holders”) in accordance with Fuse Medical’s limited liability company operating agreement. Prior to the Merger, and effective on and as of the business day immediately prior to the effective time of the Merger, the general partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interest to corresponding interests in Fuse Medical, LLC, each becoming one of the Holders.

For accounting purposes, Fuse Medical, LLC is the acquirer and Fuse Medical, Inc. is the acquired company because, immediately following the completion of the transaction, Fuse Medical, LLC acquired both voting and management control of the consolidated entity. The Company is deemed to have issued 401,280 common shares to the original stockholders of the publicly-held entity. Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Fuse Medical, LLC and the operations since the recapitalization date are those of Fuse Medical, LLC and Fuse Medical, Inc. The assets and liabilities of both companies are combined at historical cost on the recapitalization date. No step-up in basis or intangible assets or goodwill was recorded in this transaction. As a result of the closing of the Merger, the Company now has 500,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share authorized. The assets acquired and liabilities assumed from the publicly-held company have been accounted for as an adjustment to accumulated deficit upon the recapitalization and were as follows (See Notes 3 and 8):

Cash and cash equivalents	$641
Current assets	10,595
Liabilities assumed	(39,647)
Net	$(28,411)

Distributions

During the period from January 1, 2014 through May 28, 2014, distributions of $40,583 were made to the general partners in Fuse Medical V, LP and Fuse Medical VI, LP and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP prior to the closing of the reverse merger transaction.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2014 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2013	-
Granted [A]	22,572	$9.96
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at June 30, 2014	22,572	$9.96	1.3	$-
Exercisable at June 30, 2014	22,572	$9.96	1.3	$-

[A] - stock options acquired as part of merger with Golf Rounds.com, Inc. on May 28, 2014 (See Note 1).

Note 11. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2014. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of June 30, 2014, the Company’s bank balances exceeded FDIC insured amounts by approximately $633,000.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three and six months ended June 30, 2014 and 2013, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Customer 1	56.8%	-	44.4%	-
Customer 2	18.0%	43.8%	28.1%	32.0%
Customer 3	11.2%	18.6%	11.3%	17.0%
Customer 4	10.3%	-	10.1%	-
Customer 5	-	11.4%	-	-
Customer 6	-	10.7%	-	-
Customer 7	-	-	-	14.9%
Totals	96.3%	84.5%	93.9%	63.9%

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

At June 30, 2014 and December 31, 2013, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2014	December 31, 2013
Customer 1	32.9%	44.6%
Customer 2	32.5%	12.8%
Customer 3	11.0%	10.2%
Customer 4	10.1%	-
Totals	86.5%	67.6%

For the three and six months ended June 30, 2014 and 2013, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Supplier 1	88.6%	26.9%	69.1%	77.9%
Supplier 2	11.4%	-	30.9%	-
Supplier 3	-	73.1%	-	22.1%
Totals	100.0%	100.0%	100.0%	100.0%

Note 12. Related Party Transactions

As of June 30, 2014 and December 31, 2013, $2,538 is due from an entity owned by an officer of the Company. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

During the six months ended June 30, 2014, the Company advanced an aggregate of $25,050 to and received an aggregate of $45,908 from three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and are due on demand. The balance due from the three entities was $11,524 and $32,382 as of June 30, 2014 and December 31, 2013, respectively (See Note 4).

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

As of June 30, 2014 and December 31, 2013, $36,570 and $48,339, respectively, is owed to officers of the Company or entities controlled by officers of the Company. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

During the period from January 15, 2014 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $724,238. The funds were received from entities controlled by officers of the Company. The officers also owned or partially owned the entities from which the funds were received. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 8).

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 and $3,000 for the six months ended June 30, 2014 and 2013, respectively (See Note 9).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be the Company’s Podiatric Medical Director and shall receive compensation of $16,667 per month (See Note 9).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month (See Note 9).

During the period from inception through June 30, 2014, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 13. Subsequent Events

Other Matters

On July 1, 2014, the Company entered into a five-year consulting agreement with an individual whereby the individual shall be the Company’s General Counsel and shall receive compensation of $25,000 per month as well as a signing bonus of $61,000.

During the period from July 18, 2014 through August 4, 2014, the Company received aggregate cash proceeds of $500 from outstanding subscriptions receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competitive factors and other risk factors as set forth in our Current Report on Form 8-K/A filed on August 6, 2014.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report.

Explanatory Note

As used in this Quarterly Report on Form 10-Q, "we", "us", "our", and the "Company" refer to Fuse Medical, Inc.

Overview

On May 28, 2014 (the “recapitalization date”), Fuse Medical, LLC was acquired by Fuse Medical, Inc. (formerly Golf Rounds.com, Inc.), an inactive publicly-held company, in a reverse merger transaction accounted for as a recapitalization of Fuse Medical, LLC (the “Recapitalization” or the “Reverse Merger”). All of the units reflecting membership interests in Fuse Medical, LLC that were issued and outstanding immediately prior to the effective time of the Merger were cancelled and converted into 3,600,000 shares of Fuse Medical, Inc.’s common stock (on a post-Reverse Stock Split basis), representing 90% of the Registrant’s issued and outstanding common stock after giving effect to the Merger (the “Merger Consideration”). The Merger Consideration was allocated among the members of Fuse Medical, LLC immediately prior to the effective time of the Merger (the “Holders”) in accordance with Fuse Medical’s limited liability company operating agreement. Prior to the Merger, and effective on and as of the business day immediately prior to the effective time of the Merger, the general partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interest to corresponding interests in Fuse Medical, LLC, each becoming one of the Holders.

For accounting purposes, Fuse Medical, LLC is the acquirer and Fuse Medical, Inc. is the acquired company because, immediately following the completion of the transaction, Fuse Medical, LLC acquired both voting and management control of the consolidated entity. The Company is deemed to have issued 401,280 common shares to the original stockholders of the publicly-held entity. Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Fuse Medical, LLC and the operations since the recapitalization date are those of Fuse Medical, LLC and Fuse Medical, Inc. The assets and liabilities of both companies are combined at historical cost on the recapitalization date. No step-up in basis or intangible assets or goodwill was recorded in this transaction. As a result of the closing of the Merger, the Company now has 500,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share authorized.

The medical distribution industry is in a mature life-cycle phase. For most of the products we offer there are a number of integrated competitors, several of which are publically traded where they not only manufacture and produce their own products, but also have established distribution and sales networks and participate in large group purchasing organizations within the medical industry. Most of these competitors have linked physicians to their entities by engaging select physician and surgical specialties through consulting agreements, clinical trials remuneration and other compensation models. As mature companies, they also have extensive legacy systems and expensive administrative and sales commission cost structures. In addition, there are numerous independent medical distributorships primarily focused on limited geographic markets and products located across the United States.

Few competitive companies, however, are structured to allow for physician and key stakeholder equity, profit participation and operational input in their companies. As a growth company, we currently compete through the following means:

•	Partnering with both established and new manufacturers and suppliers who are seeking to have access to a national distribution network for their products.
•	Engagement of physician investment in the Company through private market placements, acquisition of physician-owned companies and other partnership models.

•
Participation of physicians, both investor and non-investor, through our physician leadership structure, which includes the Chief Medical Officer, product and service line directors as well as national, regional, divisional and sectional medical directors.

•	Utilization and maintenance of a flat administrative organizational structure, thereby reducing our overhead cost structure.

•
Installation of a customer relationship management system for managing the Company's interactions with current and future customers, which allows the Company to better organize, automate, and synchronize sales, marketing, customer service, and technical support.

•	Implementation of a minimum sales representative model.
•	Shadow pricing of competitor products that provide cost savings to our end customers.

•	Engagement of our physician investors to assist in introducing our cost-saving products in healthcare facilities within their service area.

Concentration of Revenues

During the six months ended June 30, 2014, the Company had a concentration of revenues to a limited number of hospital and surgical facilities. Revenues to the top four client facilities totaled $398,786, or 93.9% of total revenues.

Concentration of Suppliers

During the six months ended June 30, 2014, the Company had a concentration of suppliers with a limited number of manufacturers and supply distributors whom the Company purchased its products. Purchases from the top two suppliers totaled $197,996, or 100.0% of the total goods purchased. Our distributor agreements with these manufacturers and supply distributors are both exclusive and non-exclusive and allow for the Company to market and distribute nationally. These same manufacturers and distributors have the option to provide their own direct sales and distributor networks that may compete with the Company and its products.

Strategy

Our strategy is to continue to expand our end customer, physician, manufacturer and supplier partnership base, both in the regions we currently serve and in new regions across North America that are conducive to our business model. The principal elements of our business strategy are to:

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

Expand Services and Supply Volume

We intend to expand our product and services supply volume as well as our number of facility clients by growing our relationships with product manufacturers and suppliers. We plan to increase the volume we sell and distribute in the following ways: continued development of our sales and account management representative network structure to drive physician and facility relationships; growth of our partnership model with other healthcare manufacturers and providers who bring incremental service lines, strategic value and synergy; attraction of new services and customers by demonstrating product quality, customer service and cost value propositions; and attraction of new sales and service revenues in territories we feel may be underserved and provide ease of market penetration. We plan to increase the volume we collect from our end customer by implementing specific sales programs and, in the future, increasing personnel dedicated to sales generation.

In January 2014, we executed a distributorship agreement with Flower Orthopedics Corporation (“Flower”), a national orthopedic internal fixation manufacturer. This national semi-exclusive agreement allowed for direct product sales to acute care hospitals under both consignment and stock and bill arrangements. In addition, the agreement allowed for profit participation for ambulatory surgical centers and physician offices business that the Company was responsible for developing in conjunction with another national medical supply and distribution company. On July 16, 2014, we terminated the distributorship agreement with Flower.

On July 17, 2014, we entered into an Independent Representative Agreement with Vilex, Inc. (“Vilex”), another national orthopedic internal fixation manufacturer, pursuant to which the Company was appointed as a representative of Vilex to promote and sell Vilex’s products in the United States. Under the agreement, the Company is a non-exclusive representative of Vilex, except for certain specified customers. The term of the Agreement is five years, and will automatically renew for additional one-year periods at the expiration of the original term unless terminated as provided therein. The Company will be paid a commission based on its net sales.

Improve our Corporate Office

The Company has completed improvements to its leased corporate offices and has relocated its executive and senior management team members. We feel this will provide for greater integration of our planning, operating and reporting systems.

Pursue Selective Strategic Relationships or Acquisitions

In the United States, the Company will continue to explore additional mergers and acquisitions and seek strategic alliances on a national basis with other companies that are developing, producing or distributing healthcare products and services. We plan to focus on partnerships and acquisitions that not only add revenues, cash flow and profitability to our financial position, but those that provide short and long-term growth potential and support the strategic goals and objectives of the Company.

Explore International Markets

Internationally, we are exploring strategic partnerships and business models to penetrate the healthcare sectors for the products and services the Company provides. As a long-term objective, the Company will continue to explore the expansion of our operations and products into international markets. We have developed several relationships in markets where we believe the products, services and systems will be able to support an underserved market for western-based healthcare including the Middle East and Asia. We believe that moving into international markets will further establish the Company as a leader in our industry sector and will add incremental net income to the organization.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Revenues

For the three months ended June 30, 2014, net revenues were $263,307, compared to $170,566 for the three months ended June 30, 2013, an increase of $92,741, or 54.4%. Our pricing for amniotics was high when we initially began selling them. Subsequently, the reimbursable amounts received by our customers from insurance companies were found to be much lower than we anticipated. During April 2013 through June 2013, we reduced significantly our retail pricing in order for our prices to align better with reimbursable amounts from insurance companies received by our customers. On an aggregate basis, the selling prices of our products decreased by approximately 23.4% during the current year period. The decrease in selling prices had no effect on outstanding accounts receivable for sales made prior to April 2013. Selling prices were changed prospectively and no bad debt occurred as a result of the decreased selling prices. Even though the number of units sold increased substantially (see cost of revenues below) during the current year period compared to the prior year period, this was offset by the decrease in contract pricing extended to our customers. Accordingly, the increase in net revenues was not commensurate with the increase in costs of revenues.

Cost of Revenues

For the three months ended June 30, 2014, our cost of revenues was $104,681, compared to $51,970 for the three months ended June 30, 2013, representing an increase of $52,711, or 101%. During the period from April to June 2013, the costs of our individual inventory items did not materially change. Our cost of revenues, on a per unit basis, did not increase significantly during the three months ended June 30, 2014 compared to the prior year period. Accordingly, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the three months ended June 30, 2014, we generated a gross profit of $158,626, compared to $118,596 for the three months ended June 30, 2013, an increase of $40,030, or 33.8%. The increase in gross profit was primarily due to an increase in the number of units sold, partially offset by the decrease in contract pricing extended to our customers during the period from April to June 2013.

Operating Expenses

General, Administrative and Other

For the three months ended June 30, 2014, general, administrative and other operating expenses increased to $365,816 from $102,673 for the three months ended June 30, 2013, representing an increase of $263,143, or 256%. This increase is primarily attributable to the costs associated with being a public company whereas there were no such costs in the prior year period. In particular, legal and professional fees increased $181,636 and salaries and wages increased $46,758. Additionally, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the three months ended June 30, 2014 consisted primarily of legal and professional fees, salaries and wages, travel expenses, rent as well as other general and administrative expenses.

Merger Costs

For the three months ended June 30, 2014, merger costs increased to $226,207 from $0 for the three months ended June 30, 2013. Merger costs were incurred for the reverse merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the three months ended June 30, 2014, interest expense increased to $20,704 from $82 for the three months ended June 30, 2013, representing an increase of $20,622, or 25,149%. Interest expense increased due to the issuance of an aggregate of $1,452,014 of promissory notes payable since January 1, 2014. Interest expense also includes interest on the Company’s line of credit, which is described in "Liquidity and Capital Resources".

Net Income (Loss)

For the three months ended June 30, 2014, the Company generated a net loss of ($453,627) compared to net income of $15,841 for the three months ended June 30, 2013. The change from net income to net loss is primarily due to the increase in operating expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Revenues

For the six months ended June 30, 2014, net revenues were $424,870, compared to $482,124 for the six months ended June 30, 2013, a decrease of $57,254, or 11.9%. Our pricing for amniotics was high when we initially began selling them. Subsequently, the reimbursable amounts received by our customers from insurance companies were found to be much lower than we anticipated. During April 2013 through June 2013, we reduced significantly our retail pricing in order for our prices to align better with reimbursable amounts from insurance companies received by our customers. On an aggregate basis, the selling prices of our products decreased by approximately 39.6% during the current year period. The decrease in selling prices had no effect on outstanding accounts receivable for sales made prior to April 2013. Selling prices were changed prospectively and no bad debt occurred as a result of the decreased selling prices. Even though the number of units sold increased substantially (see cost of revenues below) during the current year period compared to the prior year period, this was more than offset by the decrease in contract pricing extended to our customers. Accordingly, net revenues decreased while the costs of revenues increased.

Cost of Revenues

For the six months ended June 30, 2014, our cost of revenues was $163,504, compared to $112,100 for the six months ended June 30, 2013, representing an increase of $51,404, or 45.9%. During the period from April to June 2013, the costs of our individual inventory items did not materially change. Our cost of revenues, on a per unit basis, did not increase significantly during the six months ended June 30, 2014 compared to the prior year period. Accordingly, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the six months ended June 30, 2014, we generated a gross profit of $261,366, compared to $370,024 for the six months ended June 30, 2013, a decrease of $108,658, or 29.4%. The decrease in gross profit was primarily due lower contract pricing extended to our customers during the current year period, partially offset by an increase in the number of units sold.

Operating Expenses

General, Administrative and Other

For the six months ended June 30, 2014, general, administrative and other operating expenses increased to $541,461 from $160,689 for the six months ended June 30, 2013, representing an increase of $380,772, or 237%. This increase is primarily attributable to the costs associated with being a public company whereas there were no such costs in the prior year period. In particular, legal and professional fees increased $227,028 and salaries and wages increased $90,990. Additionally, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the six months ended June 30, 2014 consisted primarily of legal and professional fees, salaries and wages, travel expenses, rent as well as other general and administrative expenses.

Merger Costs

For the six months ended June 30, 2014, merger costs increased to $269,493 from $0 for the six months ended June 30, 2013. Merger costs were incurred for the reverse merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the six months ended June 30, 2014, interest expense increased to $31,096 from $320 for the six months ended June 30, 2013, representing an increase of $30,776, or 9,618%. Interest expense increased due to the issuance of an aggregate of $1,452,014 of promissory notes payable since January 1, 2014. Interest expense also includes interest on the Company’s line of credit, which is described in "Liquidity and Capital Resources".

Net Income (Loss)

For the six months ended June 30, 2014, the Company generated a net loss of ($579,507) compared to net income of $209,015 for the six months ended June 30, 2013. The change from net income to net loss is primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2014, we had $1,339,979 in current assets, consisting of $876,632 of cash and cash equivalents, $132,189 of accounts receivable, $277,606 of inventories, $42,028 of prepaid expenses and other receivables and $11,524 of other receivables – related parties. We had total current liabilities of $404,389, consisting of $271,800 for accounts payable, $32,589 for accrued expenses and $100,000 for a line of credit. Accordingly, as of June 30, 2014, we had working capital of $935,590.

The Company maintains a $100,000 line of credit with Trinity Bank bearing interest of 2.25% per year, based on a 360-day year. The line of credit requires minimum monthly payments of interest only. The line of credit is secured by a money market account owned by Dr. and Mrs. Christopher Pratt that is also maintained at Trinity Bank. Dr. Pratt is the Chief Medical Officer and a director of the Company. The balance due on the line of credit is $100,000 and it is fully utilized. The line of credit is due upon demand of the lender or, if no demand is made, October 10, 2014.

During the period from January 1, 2014 through May 28, 2014, Fuse made cash distributions of $40,583 to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP. Pursuant to the partnership agreements of Fuse Medical V, LP and Fuse Medical VI, LP, available cash flow distributions were to be paid within 30 days of month-end. Prior to the Merger, and effective on and as of the business day immediately prior to the effective time of the Merger, the general partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interest to corresponding interests in Fuse Medical, LLC, each becoming one of the Holders. Accordingly, as of May 28, 2014, the distributions to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP ceased. We do not anticipate declaring any dividends prior to regaining profitability. The payment of dividends will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

We intend to increase our revenues by expanding our client base as well as growing the number of manufacturers and suppliers from which we obtain products. We plan to increase the number of facility clients and physicians offering our products by utilizing our existing sales and account management representative network structure to drive physician and facility relationships. Our plans to increase the number of product lines available for sale will result in entering into agreements with manufacturers or suppliers and some of those agreements may require the purchase of inventory while other agreements may involve consigned inventory or a commission structure not requiring the purchase of inventory. In sum, our expansion strategy will likely require an increase in our working capital in order to fund increased inventories and accounts receivable as well as operating costs including salaries and case coverage costs, legal fees, information technology platforms, and travel and marketing expenses, offset by any increases in our accounts payable to the product manufacturers and suppliers. The working capital needed for this expansion shall be derived from an increase in our net borrowings.

Historically, our primary source of liquidity is cash receipts from the sale of medical supplies and products and the issuances of debt and equity securities. During the six months ended June 30, 2014, the primary uses of cash were legal and professional fees, salaries and wages, merger costs and travel expenses. Since January 1, 2014, we raised gross proceeds of $1,452,014 (of which $724,238 was from related parties) through the issuance of two-year promissory notes payable. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. Our outstanding notes payable have maturity dates commencing December 2015. As of July 31, 2014, the Company had borrowed all $100,000 available under its line of credit and had approximately $672,000 in available cash. The Company may consider future financing or equity transactions for operations, if needed. These proceeds will be used to meet cash flow deficits during the next 12 months and to accelerate the growth of the business. If we are unable to raise capital by other means, we believe that, with our current available cash along with anticipated revenues, we will need to reduce operating expenses. Depending on our cash position, we may spend up to $300,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of amniotics relationships. Depending on the results of management’s efforts to realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated. Our cash balances are kept liquid in order to support our growing infrastructure needs. The majority of our cash is concentrated in a large financial institution.

The Company believes it currently has sufficient capital or access to capital to sustain its current operations for the next 12 months. The Company has financed its operations from on-going operations, a line of credit and borrowings discussed below.

The Company has secured capital through multiple borrowings. In addition, on May 28, 2014, we acquired $17,250 of notes payable due to PharmHouse Pharmacy. As of August 18, 2014, the aggregate notes payable are $727,776 to World Health Industries, $466,933 to Cooks Bridge LLC, $317,305 to Jar Financing, LLC, and $17,250 to PharmHouse Pharmacy. The maturity dates and amounts of each individual notes payable are as follows:

Outstanding Notes Payable
Note	Maturity Date	Amount
PharmHouse Pharmacy	07/29/2015	$6,000
PharmHouse Pharmacy	08/28/2015	11,250
Jar Financing, LLC	12/30/2015	60,000
World Health Industries	01/14/2016	131,024
Cooks Bridge, LLC	01/15/2016	131,024
Cooks Bridge, LLC	01/31/2016	116,777
World Health Industries	02/05/2016	116,777
Jar Financing, LLC	02/09/2016	193,535
Cooks Bridge, LLC	03/04/2016	87,670
Jar Financing, LLC	03/04/2016	63,770
Cooks Bridge, LLC	05/08/2016	75,000
World Health Industries	05/23/2016	479,975
Cooks Bridge, LLC	06/16/2016	56,462
Total notes payable as of August 18, 2014		$1,529,264

On May 28, 2014, as part of the Merger, the Company assumed an aggregate of $17,250 of promissory notes payable to PharmHouse Pharmacy. The notes are unsecured, bear interest at 3.25% and require quarterly payments of interest only. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

The remaining promissory notes payable are for a term of twenty-four (24) months, are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The first six months of interest is deferred until maturity. The notes include a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Capital Expenditures

For the six months ended June 30, 2014, the Company had material capital expenditures of $49,255. The Company has no material commitments for capital expenditures as of June 30, 2014.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9 - “Commitments and Contingencies” in our consolidated financial statements included in this Report on Form 10-Q.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended Certificate of Incorporation (filed as exhibit 3.1 to the Form 10-Q filed on July 18, 2014, and incorporated herein by reference).

3.2	Bylaws (filed as exhibit 3.2 to the Form 8-K filed on May 29, 2014, and incorporated herein by reference).

10.1 *	+ Independent Representative Agreement, dated as of July 17, 2014, by and between the Company and Vilex, Inc.

31.01	+ Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	+ Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	+ Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the registrant’s Report on Form 10-Q for period from April 1, 2014 to June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
+	Filed herewith.

* Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

FUSE MEDICAL, INC.

Dated: August 19, 2014	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chief Executive Officer

Dated: August 19, 2014	By:	/s/ David Hexter
David Hexter
Chief Financial Officer
(Principal Financial and Accounting Officer)