Form 10-KT
period 2013-12-31
Fuse Medical, Inc.
filed 2014-09-05
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from September 1, 2013 to December 31, 2013

Commission File Number 000-10093

FUSE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-1224913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Bryant Irvin Court, Suite 300,
Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)

(817) 439-7025
Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $575,560.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of September 2, 2014, 4,001,280 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Any and all statements contained in this Transition Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Transition Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our beliefs regarding potential clinical and other health benefits of our medical products, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our business and the healthcare industry, lack of product diversification, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Transition Report appears in Item 1A “Risk Factors” and elsewhere in this Transition Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Transition Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Transition Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Transition Report, and other documents which we may file from time to time with the SEC.

EXPLANATORY NOTE

On May 28, 2014, Golf Rounds.com, Inc., a Delaware corporation (“Golf Rounds”), consummated a “reverse merger” transaction with Fuse Medical, LLC, a Delaware limited liability company (“Fuse”). Details of the transaction are provided in Item 1 of this Transition Report.

As a result of the “reverse merger” transaction, Golf Rounds agreed to continue the business operations of Fuse and change its name to Fuse Medical, Inc., a Delaware corporation (the “Company”). Prior to the transaction, Golf Rounds was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) and did not conduct any business.

In accordance with “reverse merger” accounting treatment, the Company’s historical financial statements prior to the transaction will be replaced with the historical financial statements of Fuse prior to the transaction in all future filings with the SEC.

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Accordingly, this Transition Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K.

PART I

ITEM 1. BUSINESS.

Historical Company Information

Golf Rounds was incorporated in 1968 as a Florida corporation.

Until the fourth quarter of fiscal year 1992, Golf Rounds was engaged in the wholesale distribution of aluminum alloys, steel and other specialty metals under the name American Metals Service, Inc. This entity liquidated its assets and ceased operations in the fourth quarter of fiscal year 1992. Golf Rounds did not conduct any business operations from such time until May 1999.

In May 1999, Golf Rounds acquired the assets of PKG Design, Inc., the developer of two sports-related Internet websites: golfrounds.com and skiingusa.com. In July 1999, Golf Rounds redomesticated through the merger of Golf Rounds into a wholly owned Delaware subsidiary, with the Delaware subsidiary surviving. Also, in July 1999, in connection with the acquisition of these websites, Golf Rounds formally changed its name to Golf Rounds.com, Inc. In August 2001, Golf Rounds ceased operations of the golfrounds.com and skiingusa.com websites.

On December 18, 2013, Golf Rounds entered into an Agreement and Plan of Merger with Fuse, Project Fuse LLC, a wholly owned subsidiary of the Company (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the Fuse members (the “Representative”), which agreement was amended on March 3, 2014 and April 11, 2014 solely to extend the termination date set forth therein (as so amended, and as further amended or supplemented from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Fuse, with Fuse surviving as a wholly owned subsidiary of the Golf Rounds (the “Merger”). The Merger was effective as of May 28, 2014, upon the filing of a certificate of merger with the Secretary of State of the State of Delaware. At the effective time of the Merger (the “Effective Time”), the legal existence of Merger Sub ceased and each membership interest unit of Merger Sub issued and outstanding immediately prior to the Effective Time was converted into and became one validly issued, fully paid and non-assessable membership interest unit of Fuse, so that after the Effective Time, Golf Rounds became the holder of all of the issued and outstanding membership interest units of Fuse.

On May 28, 2014, as a result of the Merger, Golf Rounds acquired Fuse and the business of Fuse became our business. For more information on the Merger, see the Company’s Form 8-K/A filed on August 29, 2014.

Fuse was formed in Delaware on July 18, 2012 to market, distribute and sell internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products for use in a variety of surgical procedures. Subsequent to the formation of Fuse, two physician partnerships were formed to operate separate businesses focusing on the distribution of medical devices. Fuse Medical V, LP, was formed on November 15, 2012 and is owned 59% by Fuse, 1% by Fuse Management V, LLC (the General Partner) and 40% by individual physicians. The second partnership, Fuse Medical VI, LP was formed on January 31, 2013. Fuse Medical VI, LP was owned 59% by Fuse, 1% by Fuse Management VI, LLC (the General Partner) and 40% by individual physicians. Fuse Medical V, LP and Fuse Medical VI, LP are limited partnerships. Prior to the Merger, the General Partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interests to corresponding interests in Fuse, each becoming one of the Holders. Accordingly, the above companies became wholly-owned subsidiaries of Fuse immediately prior to the Merger. Collectively, the entities are referred to as “Fuse.”

Overview

The Company’s business is to market, distribute and sell internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products for use in a variety of surgical procedures in various types of facilities (ambulatory surgical centers, hospitals and physician offices and other medical facilities) where surgeons and doctors treat patients and operate. The Company markets, distributes and sells a variety of existing FDA-approved and/or state licensed products and services manufactured or produced by other organizations where the Company is considered a distributor and/or a stocking distributor. Currently, these products consist of plates and screws for recurring bone fractures, allografts for bone chips and tendons, and amniotics. The amniotic products are derived from the inner layer of the human amniotic tissue and then processed by the manufacturer which results in an FDA-approved allograft. Amniotics has historically made up over half of the Company’s revenues. The Company utilizes its physician relationships, corporate partners, facility relationships and partnerships, as well as its knowledge of the healthcare industry, to further its business objectives. All sales are made in compliance with both the Stark Law and the federal anti-kickback statute, as further discussed below. In doing so, the Company’s overall goal is to add value to the healthcare industry by bringing down the overall cost of internal fixation, biologics, bone materials, tissues, surgical implants and other products in the industry.

Product Distribution Channels and Customer Base

The Company utilizes multiple distribution models including representative networks and independent contractors. The Company’s customers are physicians, orthopedic surgeons, hospitals, surgical facilities and physician practices. The Company distributes the products on behalf of manufacturers and, in some cases, receives a commission related to sales numbers. In most cases, the Company purchases products directly from manufactures and resells the products from existing inventory. The Company’s distribution model also utilizes its physician investment partners as part of the network. Beginning with the inclusion of Dr. Pratt and Dr. Dei on the Company management team and others of similar reputations who are investors in the Company, the Company is building a nationwide network of specialists in select clinical specialties, many of whom are leaders in their field, that the Company hopes will clinically utilize the Company’s product lines through appropriate channels in a manner consistent with professional standards of practice. These network specialists include heads of teaching hospitals, universities and clinical resident and fellowship programs at some of the most respected institutes in the nation.

For products sold on a commission basis, the Company receives payment from the manufacturer or distributor. For products sold from the Company’s inventory, the Company receives payment directly from its customers. Currently, the Company has a limited number of customers that it sells products to. In the fiscal year ended December 31, 2013, The Company had a concentration of sales in a limited number of hospital and surgical facilities. Amniotics has historically made up the largest portion of the Company’s business. The Company recognizes that the diversification and growth of its customer base is instrumental to its long-term strategic and financial success. The Company has a diverse line of products and services and intends to grow both the number of customers and product sales through its product distribution channel strategy.

Our principal supplier is Texas AmBioMed, LLC (“AmBioMed”). Fuse entered into a Distributor Agreement with AmBioMed on August 2, 2012, pursuant to which Fuse acts as a non-exclusive global distributor of the following allograft products: AmnioFix® Spine Products, AmnioFix® Nerve Wrap, EpiFix® for wound care, AmBioChoice and AmbioChoice Plus. The term of the agreement was for an initial one year term and renews on each August 2nd anniversary date for successive one-year terms unless it is terminated in writing by either party. Fuse is required to purchase at least 10 units of AmBioMed product during each six month term of the agreement, which results in a minimum commitment of $2,640 every six months. The Company plans to file the Agreement as an exhibit to its next periodic report on Form 10-Q and plans to seek confidential treatment of certain terms in the Agreement at such time.

On August 20, 2012, Fuse entered into a Commission Agreement with Gulf Coast Surgical Solutions, LLC in which Fuse receives a 25% commission of all of its sales of ETEX Bone Graft products, subject to certain adjustments set forth in the agreement. The Commission Agreement expires at midnight on August 10, 2015, unless terminated by either party with 60 days prior written notice.

On July 17, 2014, the Company entered into an Independent Representative Agreement with Vilex, Inc. (“Vilex”) pursuant to which the Company was appointed as a representative of Vilex to promote and sell Vilex’s products in the United States. The Vilex products include certain plates, screws, and related equipment. Under the terms of the agreement with Vilex, the Company is a non-exclusive representative of Vilex, except for certain specified customers. The term of the agreement with Vilex is five years, and will automatically renew for additional one-year periods at the expiration of the original term unless terminated as provided therein. The Company will be paid a commission based on its net sales.

Competition

For most of the products the Company offers there are a number of integrated competitors, several of which are publically traded, that not only manufacture and produce their own products but also have established distribution and sales networks and participate in large group purchasing organizations within the medical industry. Most of these competitors have linked physicians to their entities by engaging select physician and surgical specialties through consulting agreements, clinical trials remuneration and other compensation models. As mature companies, they also have extensive legacy systems and expensive administrative and sales commission cost structures. In addition, there are numerous independent medical distributorships primarily focused on limited geographic markets and products located across the United States.

Intellectual Property

At this time the Company holds no intellectual property, patents or trademarks.

Regulatory Issues

There are both federal and state regulations that may impact the Company’s ability to fully implement its strategic plan.

FDA Regulations

The manufacturers and suppliers of the products we market are subject to extensive regulation by the U.S. Food and Drug Administrations (“FDA”), other federal governmental agencies and by state authorities. These regulations govern the approval, clearance or license to commercialize medical devices, biological products and human cellular and tissue products; including compliance with the standards and requirements related to the design, testing, manufacture, labeling, promotion and sales of the products, stringent record keeping requirements, tracking of devices, reporting of potential product defects and adverse events, conduct of corrections and recalls, and other matters. As a distributor and marketer of such FDA-regulated products, we are subject to independent requirements to register and list certain products, we may be required to obtain state licensure or certifications and we may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with applicable requirements could result in a wide variety of enforcement actions ranging from warning letters to more severe sanctions such as: fines and civil penalties, operating restrictions, injunctions and criminal prosecutions.

Affordable Care Act

Pursuant to the Physician Payment Sunshine Act (“Sunshine Act”) enacted as part of the Affordable Care Act, we are required to report annually to the Centers for Medicare & Medicaid Services (“CMS”) beginning in 2014 certain payments and other transfers of value furnished to physicians and teaching hospitals, as well as certain ownership or investments held by physicians or their family members. These annual reports will be publicly available. Failure to report timely, accurately, and completely may subject us to civil monetary penalties. Some states have laws similar to the federal Sunshine Act.

Fraud, Abuse and False Claims

We are directly and indirectly subject to certain federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse. The federal Anti-Kickback Statute (the “AKS”) is a criminal statute that prohibits the payment or receipt of remuneration, in cash or otherwise, in return for referrals of federal healthcare beneficiaries. The CMS has promulgated certain safe harbors that offer protection from liability for arrangements that fall within very specific parameters. The Company intends to utilize the “physician investment interest safe harbor” in the AKS as a business model. To reach the “public company exception” (as defined below) to the AKS, the Company must possess undepreciated net tangible assets related to the furnishing of healthcare items and services of more than $50,000,000 in the previous fiscal year or 12-month period.

The Stark Law prohibits physicians or their immediate family members from referring to entities that provide designated health services (“DHS”) to federal program beneficiaries if the physician or an immediate family member has a financial relationship (either via a compensation arrangement or ownership interest) directly or indirectly in that entity. Similar to safe harbors for the AKS, the Stark Law regulations created a series of exceptions to provide protection for certain types of business arrangements that fall within their parameters. Many states have laws similar to the federal law.

In order to meet its objectives in compliance with the Stark Law, the Company will rely on the exception for publicly traded securities (the “Public Company Exception”). This exception effectively permits physicians to own investment securities that may be purchased on terms generally available to the public and which are securities (i) in a corporation that had, at the end of the corporation’s most recent fiscal year, or on average during the previous three fiscal years, stockholder equity exceeding $75,000,000 and (ii) listed on the New York Stock Exchange, the American Stock Exchange, or any regional exchange in which quotations are published on a daily basis, or foreign securities listed on a recognized foreign, national, or regional exchange in which quotations are published on a daily basis, or traded under an automated interdealer quotation system operated by the National Association of Securities Dealers.

The Company will not accept federal reimbursement for its products until the Public Company Exception under the Stark Law is available to it. In addition there are various state statutes which may limit the Company’s ability to fully implement our business model until such time as the Company achieves Public Company Exception status. It is the intent of the Company to not sell any product to an insured that would be reimbursed under any government payer system including, but not limited to, Medicare, Tricare or other national or state government beneficiary program.

Employees

Currently, the Company has 10 employees and 4 independent contractors.

ITEM 1A. RISK FACTORS.

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe some of the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Many of these events are outside of our control. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

We are not currently profitable and we will need to raise additional funds in the future; however, additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the sales and marketing of the products we sell. The sales and marketing expenses are anticipated to be funded from operating cash flow. There can be no assurance that we will have sufficient access to liquidity or cash flow to meet our operating expenses and other obligations. If we do not increase our revenue or reduce our expenses, we will need to raise additional capital, which would result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects.

We may not be able to raise capital or, if we can, it may not be on favorable terms. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. If adequate funds are not otherwise available, we would be forced to curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

Pricing pressure and cost containment measures could have a negative impact on our future operating results.

Pricing pressure has increased in our industry due to continued consolidation among healthcare providers, trends toward managed care, the shift towards government becoming the primary payer of healthcare expenses, and government laws and regulations relating to reimbursement and pricing generally. Pricing pressure, reductions in reimbursement levels or coverage or other cost containment measures could unfavorably affect our future operating results and financial condition.

Product pricing (and, therefore, profitability) is subject to regulatory control.

The pricing and profitability of the products we sell may become subject to control by third-party payors. The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. In most foreign markets, the pricing and/or profitability of certain diagnostics and prescription pharmaceuticals are subject to governmental control. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control though it is unclear which proposals will ultimately become law, if any. Changes in prices, including any mandated pricing, could impact our revenue and financial performance.

Future regulatory action remains uncertain.

We operate in a highly regulated environment, and any legal or regulatory action could be time-consuming and costly. If we, or the manufacturers or distributors that supply us products, fail to comply with all applicable laws, standards and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our business and operations.

Many competitive products exist and more will be developed, and we may not be able to successfully compete because we are smaller and have fewer financial resources.

Our business is in a very competitive and evolving field. Rapid new developments in this field have occurred over the past few years, and are expected to continue to occur. Other companies already have competing products available or may develop products to compete with ours. Many of these products have short regulatory timeframes and our competitors, many with more substantial development resources, may be able to develop competing products that are equal to or better than the ones we market. This may make the products we market obsolete or undesirable by comparison and reduce our revenue.

Our success will depend on our ability to engage and retain qualified technical personnel who are difficult to attract.

Our success will depend on our ability to attract and retain qualified technical personnel to assist in research and development, testing, product implementation, low-scale production and technical support. The demand for such personnel is high and the supply of qualified technical personnel is limited. A significant increase in the wages paid by competing employers could result in a reduction of our technical work force and increases in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase and our growth potential could be impaired.

Loss of key members of our management who we need to succeed could adversely affect our business.

We are highly dependent on the services of key members of our management team, and the loss of any of their services could have an adverse effect on our future operations. We do not currently maintain key-man life insurance policies insuring the life of any member of our management team.

Our executiue management team, including our Chief Executive Officer and President, allocate part of their time to other companies.

Members of our executive management team, including Mr. Meeker, the Chief Executive Officer and President of our company, are also in management positions with other companies. Each of these individuals may allocate their time between the affairs of the Company and the affairs of other companies. This situation presents the potential for conflicts of interest in determining the respective percentages of their time to be devoted to the affairs of the Company and the affairs of others. In addition, if the affairs of these other companies require members our management team to devote more substantial amounts of their time to the affairs of the other companies in the future, it could limit their ability to devote sufficient time to our affairs and could have a negative impact on our business.

We will be required to invest in facilities and equipment on a continuing basis, which will put pressure on us to finance these investments.

We have invested, and intend to continue to invest, in facilities and state-of-the-art equipment in order to increase, expand or update our capabilities and facilities. Changes in technology or sales growth beyond currently established production capabilities, which we anticipate, will require further investment. However, there can be no assurance that we will generate sufficient funds from operations to maintain our existing facilities and equipment or to finance any required capital investments or that other sources of funding will be available. Additionally, there can be no guarantee that any future expansion will not negatively affect earnings.

Our future will depend on our ability to increase sales.

We currently sell our products through direct sales by our contract employees and indirectly through distributor relationships. We incurred increased sales and marketing expenses in building and expanding our direct sales force, and there can be no assurance that we will generate increased sales as a result of this effort.

There may be fluctuations in our operating results, which will impact our stock price.

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenues, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality and general economic conditions. There can be no assurance that the level of revenues achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods. Our expense levels are based, in part, on our expectations as to future revenues. As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues.

Our revenues will depend upon our customers receiving prompt and adequate reimbursement from private insurers and national health systems.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The ability of hospitals to pay fees for allograft bone tissue products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals. Major third-party payors of hospital services and hospital outpatient services, such as private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement. Further, private healthcare insurer cutbacks could create downward price pressure on our products.

Our operating results will be harmed if we are unable to effectively manage and sustain our future growth.

We might not be able to manage our future growth efficiently or profitably. Our business is unproven on a large scale and actual revenue and operating margins, or revenue and margin growth, may be less than expected. If we are unable to scale our production capabilities efficiently, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance. In order to grow, we may be required to obtain additional financing, which may increase our indebtedness or result in dilution to our stockholders. Further, there can be no assurance that we would be able to obtain any additional financing.

Future business combinations or acquisitions may be difficult to integrate and cause our attention to be diverted.

We may pursue various business combinations with other companies or strategic acquisitions of complementary businesses, product lines or technologies. There can be no assurance that such acquisitions will be available at all, or on terms acceptable to us. These transactions may require additional financing which may increase our indebtedness or outstanding shares, resulting in dilution to stockholders. The inability to obtain such future financing may inhibit our growth and operating results. Integration of acquisitions or additional products can be time consuming, difficult and expensive and may significantly impact operating results. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business. We may sell some or all of our product lines to other companies or may agree to combine with another company. Selling some of our product lines may inhibit our ability to generate positive operating results going forward.

We may be subject to future product liability litigation that could be expensive and our insurance coverage may not be adequate in a catastrophic situation.

Although we are not currently subject to any product liability proceedings, and we have no reserves for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products. We currently carry product liability insurance, however, our insurance coverage and any reserves we may maintain in the future for product related liabilities may not be adequate and our business could suffer material adverse consequences.

The manufacturers and suppliers of the products we market are subject to continuing regulatory compliance by the FDA which is costly and could result in delays in the commercialization of the products we market.

The manufacturers and suppliers of the products we market are subject to regulation by the FDA. These regulations govern manufacturing of cellular and tissue products as well as the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters. Further, the manufacturers that create the products we market are facing an increasing amount of scrutiny and compliance costs as more states are implementing regulations governing medical devices, pharmaceuticals and/or biologics and these regulations could affect many of the products we market, which could impact our sales revenue.

As a distributor, we are subject to certain registration and listing requirements by the FDA and similar state authorities.

As a distributor and marketer of such FDA-regulated products, we are subject to independent requirements to register and list certain products, may be required to obtain state licensure or certifications and may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with applicable requirements could result in a wide variety of enforcement actions ranging from warning letters to more severe sanctions such as: fines and civil penalties operating restrictions, injunctions and criminal prosecutions all of which could adversely impact our business.

Future revenue will depend on our ability to develop new sales channels and there can be no assurance that these efforts will result in significant revenues.

We are heavily dependent on developing sales channels for the products we sell, but there can be no assurance that these channels can be developed or that we will continue to be successful in selling our products. We currently sell the products through representative networks, independent contractors and employed representatives. We are engaging in a major initiative to build and further expand our direct sales force. This effort will have significant costs that will be incurred prior to the generation of revenue sufficient to cover these costs. The costs incurred for these efforts may impact our operating results and there can be no assurance of their effectiveness. Many of our competitors have well-developed sales channels and it may be difficult for us to break through these competitors to take market share. If we are unable to develop these sales channels, we may not be able to grow revenue or maintain our current level of revenue generation.

Because we became public through a reverse merger, we may not be able to attract the attention of major brokerage firms or certain investors.

There are coverage risks associated with our becoming public through a reverse merger, including, among other things, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. In addition, we may not attract the attention of major brokerage firms and certain investors due to our low stock price. We cannot assure you that brokerage firms would want to conduct any public offerings on our behalf in the future.

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment to sudden decreases.

The market price for securities of biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

●	announcements of technological innovations or new commercial products by our collaborative partners or our present or potential competitors;
●	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;
●	our quarterly operating results;
●	developments or disputes concerning patent or other proprietary rights;
●	developments in our relationships with employees, suppliers or collaborative partners;
●	acquisitions or divestitures;
●	litigation and government proceedings;
●	adverse legislation, including changes in governmental regulation;
●	third-party reimbursement policies;
●	changes in securities analysts’ recommendations;
●	short selling;
●	changes in health care policies and practices;
●	economic and other external factors; and
●	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, one cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with any such lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to any such litigation. We maintain insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

Shares of common stock are equity securities and are subordinate to any indebtedness.

Shares of our common stock are common equity interests. This means that our common stock will rank junior to any outstanding shares of our preferred stock that we may issue in the future or to our current credit agreement and any future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding.

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of our board of directors, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have never paid a dividend on our common stock and have no current intention to pay dividends in the future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to shareholders generally.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 80.7% of our outstanding shares of common stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our common stock is considered “penny stock” and may be difficult to sell.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock. In addition, since the Common Stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, we have a staggered board of directors and advanced notice is required prior to stockholder proposals, which might further delay a change of control.

If we are deemed to be subject to the Investment Company Act of 1940, as amended, we may be required to institute burdensome compliance requirements and be subject to restrictions relating to our activities.

The regulatory scope of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an investment company but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. While we do not believe that our principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on:

•	the nature of our investments; and
•	the issuance of securities,

and have imposed upon us certain requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.

If we are characterized as an investment company, we would be required to comply with these additional regulatory burdens, which would require additional expense.

U.S. and state governmental regulation could restrict our ability to sell the products.

AKS is a criminal statute that prohibits the payment or receipt of remuneration, in cash or otherwise, in return for referrals of federal healthcare beneficiaries. The CMS has promulgated certain safe harbors that offer protection from liability for arrangements that fall within very specific parameters. To reach the Public Company Exception to the AKS, we must first possess undepreciated net tangible assets related to the furnishing of healthcare items and services of more than $50,000,000 in the previous fiscal year or 12-month period. The Stark Law prohibits physicians or their immediate family members from referring to entities that provide DHSs to federal program beneficiaries if the physician or an immediate family member has a financial relationship (either via a compensation arrangement or ownership interest) directly or indirectly in that entity. Similar to safe harbors for the AKS, the Stark Law regulations created a series of exceptions to provide protection for certain types of business arrangements that fall within their parameters.

In order to meet our objectives in compliance with the Stark Law, we will rely on the Public Company Exception. This exception effectively permits physicians to own investment securities that may be purchased on terms generally available to the public and which are securities (i) in a corporation that had, at the end of the corporation’s most recent fiscal year, or on average during the previous three fiscal years, stockholder equity exceeding $75,000,000 and (ii) listed on the New York Stock Exchange, the American Stock Exchange, or any regional exchange in which quotations are published on a daily basis, or foreign securities listed on a recognized foreign, national, or regional exchange in which quotations are published on a daily basis, or traded under an automated interdealer quotation system operated by the National Association of Securities Dealers.

Many states also include laws similar to AKS or the Stark Law to which we may be subject to. If it is determined that our business arrangements fail to comply with the AKS, the Stark Law or similar state laws, we could face significant civil and/or criminal penalties.

Pursuant to the Sunshine Act enacted as part of the Affordable Care Act, we are required to report annually to the CMS beginning in 2014 certain payments and other transfers of value furnished to physicians and teaching hospitals, as well as certain ownership or investments held by physicians or their family members. These annual reports will be publicly available. Failure to report timely, accurately, and completely may subject us to civil monetary penalties. Some states have laws similar to the federal Sunshine Act.

The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our only facility is our 1,572 sq. ft. leased principal executive offices, located at 4770 Bryant Irvin Court, Suite 300, Fort Worth, Texas 76107. We believe that our present business property is adequate and suitable to meet our needs until we consummate a business combination. The terms of the lease are governed by a lease agreement dated December 23, 2013 between JAR Financial, LLC and BC Legacy Management, LLC. Fuse entered into an Assignment of Lease on February 15, 2014 with JAR Financial, LLC, which was consented to by BC Legacy Management, LLC, in which Fuse agreed to be bound by the terms of the December 23, 2013 lease agreement. The lease expires on January 31, 2016, subject to Fuse’s rights to renew as set forth therein. The base rent is $19.00 per sq. ft. and is subject to certain adjustments as provided in the lease.

ITEM 3. LEGAL PROCEEDINGS.

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” The Plaintiffs had 30 days from April 21, 2014 to file a motion to reinstate the case and no timely action was taken by the Plaintiffs. However, the Plaintiffs did file a motion to reinstate on May 22, 2014 and it was granted. The Defendants argued a Motion to Dismiss before the court on July 25, 2014 and, on July 28, 2014, the court granted the motion and dismissed the Plaintiffs (i) breach of fiduciary duty claim against all Defendants, (ii) suit on sworn account claim against all Defendants except Fuse, and (iii) quantum meruit claim against all Defendants except Fuse. The Defendants were also awarded attorneys’ fees in the amount of $4,343.00. The Defendants believe the lawsuit to be completely without merit and are continuing to vigorously defend against the remaining claims.

Richard Cutler is the sole principal of Plaintiff, Cutler Law Group, which provided legal representation to its client, Craig Longhurst (“Cutler’s Client”), that was interested in engaging in a transaction with Fuse and Golf Rounds (“Cutler’s Failed Transaction”). The Plaintiffs had alleged that Cutler’s Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler and his law firm to document the transaction. The Plaintiffs further had alleged that the Defendants continued to pursue a similar transaction without Cutler’s Client or the Plaintiffs. The Plaintiffs had claimed that the Defendants were responsible for damages in the amount of (i) $46,465 plus interest because Plaintiffs were not paid their legal fees by Cutler’s Client and did not receive equity in Golf Rounds that Plaintiffs hoped would have been issued from Cutler’s Failed Transaction; (ii) $46,465 plus interest due to Defendants being unjustly enriched from Plaintiffs’ legal services to Cutler’s Client; (iii) $1,186,000 plus interest, being the alleged value of shares that Plaintiffs claimed to be entitled from Cutler’s Failed Transaction, which amount should allegedly be tripled as exemplary damages as a result of intentional fraud and/or negligent representations that some or all of the Defendants allegedly committed and that such conduct allegedly constitutes conspiracy to commit fraud; (iv) $1,186,000, allegedly arising from a breach of a Non-Competition and Non-Disclosure Agreement to which Plaintiffs were not a party; (v) $1,000,000 for breach of fiduciary duty by the Defendants because they would have been directors and officer of the surviving corporation in Cutler’s Failed Transaction had it not failed and Defendants’ moving on to another transaction without Plaintiffs; and (vi) Plaintiffs’ attorneys fees and costs for having brought the action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades in the over-the-counter market and is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol FZMD. The trading market for our common stock has been extremely limited and sporadic.

Below is a table indicating the range of high and low bid information for the common stock as reported by the OTCBB for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

	High	Low
Transition Period	$2.92	$0.44
Fiscal 2013
First Quarter	$1.32	$0.44
Second Quarter	1.46	0.44
Third Quarter	1.45	0.72
Fourth Quarter	2.19	0.66
Fiscal 2012
First Quarter	$1.17	$0.44
Second Quarter	1.54	0.37
Third Quarter	1.39	0.88
Fourth Quarter	1.75	0.35

Transfer Agent

Our current transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC.

Holders of Record

As of September 2, 2014, there were 1,892 holders of record of the Company’s common stock.

Dividends

We have not paid any dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future.

Indemnification of Directors and Officers

Our certificate of incorporation and by-laws contains certain provisions permitted under the Delaware General Corporation Law relating to the liability of directors. The provisions eliminate a director’s liability for monetary damages for a breach of fiduciary duty, except in certain circumstances where such liability may not be eliminated under applicable law. Further, the Company’s certificate of incorporation and by-laws contain provisions to indemnify the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Securities authorized for issuance under equity compensation plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the transition period ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As a result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company, formally known as Golf Rounds.com, is not pertinent, and, under generally accepted accounting principles in the United States, the historical financial results of Fuse, the acquirer for accounting purposes, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights Fuse’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on Fuse’s audited and unaudited financial statements contained in this Transition Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

The medical distribution industry is in a mature life-cycle phase. For most of the products we offer there are a number of integrated competitors, several of which are publicly traded, that not only manufacture and produce their own products, but also have established distribution and sales networks and participate in large group purchasing organizations within the medical industry. Most of these competitors have linked physicians to their entities by engaging select physician and surgical specialties through consulting agreements, clinical trials remuneration and other compensation models. As mature companies, they also have extensive legacy systems and expensive administrative and sales commission cost structures. In addition, there are numerous independent medical distributorships primarily focused on limited geographic markets and products located across the United States.

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
•
Installation of a customer relationship management system for managing the Company’s interactions with current and future customers, which allows the Company to better organize, automate, and synchronize sales, marketing, customer service, and technical support.

•	Implementation of a minimum sales representative model.
•	Shadow pricing of competitor products that provide cost savings to our end consumers.
•	Engagement of our physician investors to assist in introducing our cost-saving products in healthcare facilities within their service area.

Concentration of Sales

During the four months ended December 31, 2013, the Company had a concentration of sales in a limited number of hospital and surgical facilities. Sales to the top three client facilities totaled $190,738 or 68.8% of total sales.

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

Expand Services and Supply Volume

We intend to expand our product and services supply volume as well as our number of facility clients by growing our relationships with product manufacturers and suppliers. We plan to increase the volume we sell and distribute in the following ways: continued development of our sales and account management representative network structure to drive physician and facility relationships; growth of our partnership model with other healthcare manufacturers and providers who bring incremental service lines, strategic value and synergy; attraction of new services and customers by demonstrating product quality, customer service and cost value propositions; and attraction of new sales and service revenue in territories we feel may be underserved and provide ease of market penetration. We plan to increase the volume we collect from our end user by implementing specific sales programs and, in the future, increasing personnel dedicated to sales generation.

In January 2014, we executed a distributorship agreement with Flower Orthopedics Corporation (“Flower”), a national orthopedic internal fixation manufacturer. This national semi-exclusive agreement allowed for direct product sales to acute care hospitals under both consignment and stock-and-bill arrangements. In addition, the agreement allowed for profit participation for ambulatory surgical centers and physician offices business that the Company was responsible for developing in conjunction with another national medical supply and distribution company. On July 16, 2014, we terminated the distributorship agreement with Flower.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Significant Accounting Policies” to the Company’s financial statements, which are an exhibit hereto, certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Four Months Ended December 31, 2013 Compared to Four Months Ended December 31, 2012

Net Revenues

For the four months ended December 31, 2013, net product revenues were $250,947, compared to $405,912 for the four months ended December 31, 2012, a decrease of $154,965, or 38.2%. Our pricing for amniotics was high when we initially began selling them. Subsequently, the reimbursable amounts received by our customers from insurance companies were found to be much lower than we anticipated. During April 2013 through June 2013, we reduced significantly our retail pricing in order for our prices to align better with reimbursable amounts from insurance companies received by our customers. On an aggregate basis, the selling prices of our products decreased by approximately 54.9% during the current year period. The decrease in selling prices had no effect on outstanding accounts receivable for sales made prior to April 2013. Selling prices were changed prospectively and no bad debt occurred as a result of the decreased selling prices. Even though the number of units sold increased substantially (see cost of revenues below) during the current year period compared to the prior period, the increased number of units sold was more than offset by the significant decrease in contract pricing extended to our customers. The decrease in contract pricing extended to our customers primarily accounted for the decrease in net revenues.

For the four months ended December 31, 2013, consulting revenues were $26,600, compared to $0 for the four months ended December 31, 2012.

Cost of Revenues

For the four months ended December 31, 2013, our cost of revenues was $83,109, compared to $60,620 for the four months ended December 31, 2012, representing an increase of $22,489 or 37.1%. During the period from April to June 2013, the costs of our inventory items did not materially change. Accordingly, the 37.1% increase in costs of revenues represented approximately the same increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold. Our cost of revenues, on a per unit basis, did not increase significantly during the four months ended December 31, 2013. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the four months ended December 31, 2013, we generated a gross profit of $194,438, compared to $345,292 for the four months ended December 31, 2012, a decrease of $150,854, or 43.7%. The decrease in gross profit was primarily due to the decrease in net revenues, which resulted primarily from a reduction in contracted prices in client facilities.

Operating Expenses

General, Administrative and Other

For the four months ended December 31, 2013, general, administrative and other operating expenses increased to $388,791 from $142,689 for the four months ended December 31, 2012, representing an increase of $246,102, or 173%. General, administrative and other operating expenses consist primarily of salaries and wages, stock-based compensation, legal and professional fees and travel expenses, as well as other general and administrative expenses. This increase is attributable to Fuse’s expansion strategy and related costs to fund operations.

We intend to expand our product and services supply volume, as well as our number of facility clients, by growing our relationships with product manufacturers and suppliers and development of our sales and account management representative network structure to drive physician and facility relationships. This expansion will result in an increase in our working capital needs to fund the purchase of inventory, the cost of labor and other operating costs. This growth will require not only an increase in our net borrowings, but also will result in an increase in our accounts payable to the manufacturers as well as a corresponding increase in sales and associated accounts receivable from clients. The use of funds as part of our expansion strategy will primarily consist of increased inventory, salaries and case coverage costs, legal fees, information technology platforms, and travel and marketing expenses.

Interest Expense

For the four months ended December 31, 2013, interest expense increased to $746 from $112 for the four months ended December 31, 2012, representing an increase of $634, or 566%. Interest expense increased due to a higher average balance outstanding on the Company’s line of credit.

Net Income (Loss)

For the four months ended December 31, 2013, the Company generated a net loss of ($194,729) compared to net income of $202,491 for the four months ended December 31, 2012. The change from net income to net loss is primarily due to the decrease in net revenues and the increase in general, administrative and other operating expenses.

Liquidity and Capital Resources

As of December 31, 2013, we had $533,731 in current assets, consisting of $12,339 of cash and cash equivalents, $147,987 of accounts receivable, $2,538 of accounts receivable – related parties, $243,115 of inventories, $95,000 of advances to Golf Rounds.com, Inc., $370 of prepaid expenses and other receivables and $32,382 of other receivables – related parties. We had total current liabilities of $372,882, consisting of $161,143 of accounts payable, $48,339 of accounts payable – related parties, $63,400 of accrued expenses and $100,000 for a line of credit. Accordingly, we had working capital of $160,849.

The Company maintains a $100,000 line of credit with Trinity Bank bearing interest of 2.25% per year, based on a 360-day year. The line of credit requires minimum monthly payments of interest only. The line of credit is secured by a money market account owned by Dr. and Mrs. Christopher Pratt that is also maintained at Trinity Bank. Dr. Pratt is the Chief Medical Officer and a director of the Company. The balance due on the line of credit is $100,000 and it is fully utilized. On October 10, 2013, due to non-payment of the outstanding principal balance, we were in default on the line of credit; however, on November 27, 2013, an extension of the line of credit was obtained through October 10, 2014, curing any previous default. The line of credit is due upon demand of the lender or, if no demand is made, on October 10, 2014.

During the four months ended December 31, 2013, Fuse issued an aggregate of 114,768 common shares, having an average price of $0.86 per share, to consultants in exchange for cash proceeds of $3,600, subscriptions receivable of $400 and services rendered or to be rendered having a fair value of $95,050. In addition, subscriptions receivable of $1,500 were collected.

During the four months ended December 31, 2013, Fuse made cash distributions of $74,000 to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP. Pursuant to the partnership agreements of Fuse Medical V, LP and Fuse Medical VI, LP, available cash flow distributions were to be paid within 30 days of month-end. Prior to the Merger, and effective on and as of the business day immediately prior to the effective time of the Merger, the general partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interests for corresponding interests in Fuse Medical, LLC, each becoming one of the members of Fuse. Accordingly, as of May 28, 2014, the distributions to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP ceased. We do not anticipate declaring any dividends prior to regaining profitability. The payment of dividends will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

We intend to increase our revenues by expanding our client base as well as growing the number of manufacturers and suppliers from which we obtain products. We plan to increase the number of facility clients and physicians offering our products by utilizing our existing sales and account management representative network structure to drive physician and facility relationships. During the four months ended December 31, 2013, approximately 66% of our revenues were derived from sales in Texas and the remainder was derived from three other states. Our physician network is comprised of physicians located in 19 states and we intend to utilize this network to market the products we sell in order to increase our sales in other states. Our plans to increase the number of product lines available for sale will result in entering into agreements with manufacturers or suppliers and some of those agreements may require the purchase of inventory while other agreements may involve consigned inventory or a commission structure not requiring the purchase of inventory. In sum, our expansion strategy will likely require an increase in our working capital in order to fund increased inventories and accounts receivable as well as operating costs including salaries and case coverage costs, legal fees, information technology platforms, and travel and marketing expenses, offset by any increases in our accounts payable to the product manufacturers and suppliers. The working capital needed for this expansion shall be derived from an increase in our net borrowings.

Historically, our primary source of liquidity is cash receipts from the sale of medical supplies and products and the issuances of debt and equity securities. During the four months ended December 31, 2013, the primary uses of cash were salaries and wages, stock-based compensation, legal and professional fees, and travel expenses. Since December 31, 2013, we raised gross proceeds of $1,512,014 (of which $784,238 was from related parties) through the issuance of two-year promissory notes payable. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. Our outstanding notes payable have maturity dates commencing December 2015. As of September 2, 2014, the Company had borrowed all $100,000 available under its line of credit and had approximately $628,000 in available cash. The Company may consider future financing or equity transactions for operations, if needed, to meet cash flow deficits during the next 12 months and to accelerate the growth of the business. If we are unable to raise capital, given our current available cash along with anticipated revenues, we believe that we may not be able to remain operational or we may have to scale back our operations including our growth initiatives which would limit our ability to grow our business. See “Risk Factors.” Depending on our cash position, we may spend up to $300,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of amniotics relationships. Depending on the results of management’s efforts to realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated. Our cash balances are kept liquid in order to support our growing infrastructure needs. The majority of our cash is concentrated in a large financial institution.

The Company believes it currently has sufficient capital or access to capital to sustain its current operations for the next 12 months. The Company has financed its operations from on-going operations, a line of credit and borrowings discussed below.

The Company has secured capital through multiple borrowings. In addition, on May 28, 2014, we acquired $17,250 of notes payable due to PharmHouse Pharmacy. As of September 2, 2014, the aggregate notes payable are $727,776 to World Health Industries, $466,933 to Cooks Bridge, LLC, $317,305 to Jar Financing, LLC, and $17,250 to PharmHouse Pharmacy. The maturity dates and amounts of each individual notes payable are as follows:

Outstanding Notes Payable

Note	Maturity Date	Amount
PharmHouse Pharmacy	07/29/2015	$6,000
PharmHouse Pharmacy	08/28/2015	11,250
Jar Financing, LLC	12/30/2015	60,000
World Health Industries	01/14/2016	131,024
Cooks Bridge, LLC	01/15/2016	131,024
Cooks Bridge, LLC	01/31/2016	116,777
World Health Industries	02/05/2016	116,777
Jar Financing, LLC	02/09/2016	193,535
Cooks Bridge, LLC	03/04/2016	87,670
Jar Financing, LLC	03/04/2016	63,770
Cooks Bridge, LLC	05/08/2016	75,000
World Health Industries	05/23/2016	479,975
Cooks Bridge, LLC	06/16/2016	56,462
Total notes payable as of September 2, 2014		$1,529,264

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

In addition, the Company expects Cooks Bridge, LLC and World Health Industries to assist in the funding of its working capital and growth needs in the future.

Capital Expenditures

For the four months ended December 31, 2013, we had no material capital expenditures. We have no material commitments for capital expenditures as of December 31, 2013.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangement

The Company has no off-balance sheet arrangements.

Year Ended August 31, 2013 Compared to the Period From July 18, 2012 (Inception of Fuse) to August 31, 2012

Net Revenues

For the year ended August 31, 2013, net product revenues were $979,539, compared to $35,092 for the period from July 18, 2012 (inception) to August 31, 2012, an increase of $944,447, or 2,691%. The increase in net revenues was primarily due to the difference in the length of the periods being compared, combined with an increase in the rate of sales of biologic products to new clients. The Company, working with its physician partners, was successful in executing new product vendor agreements for suture anchors, internal fixation, biologics and then placing those products in a number of new hospitals and ambulatory surgery centers.

For the year ended December 31, 2013, consulting revenues were $79,800, compared to $0 for the period from July 18, 2012 (inception) to August 31, 2012.

Cost of Revenues

For the year ended August 31, 2013, the Company’s cost of revenues was $203,532, compared to $5,660 for the period from July 18, 2012 (inception) to August 31, 2012, representing an increase of $197,872 or 3,496%. The increase in cost of revenues was due to the increase in sales for the reasons described above under “—Net Revenues.” Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Operating Expenses

General, Administrative and Other

For the year ended August 31, 2013, general, administrative and other operating expenses increased to $419,752 from $12,744 for the period from July 18, 2012 (inception) to August 31, 2012, representing an increase of $407,008, or 3,194%. General, administrative and other operating expenses consist of consulting fees, salaries and wages, legal and professional fees and other general and administrative expenses. This increase is attributable to the difference in the length of the periods being compared, combined with the Company’s expansion strategy and related costs to fund operations, and primarily included salaries, legal fees, and travel expenses.

We intend to expand our product and services supply volume as well as our number of facility clients by growing our relationships with product manufacturers and suppliers and development of our sales and account management representative network structure to drive physician and facility relationships. This expansion will result in an increase in our working capital needs to fund the purchase of inventory, the cost of labor and other operating costs. This growth will require not only an increase in our net borrowings, but also will result in an increase in our accounts payable to the manufacturers as well as a corresponding increase in sales and associated accounts receivable from clients. The use of funds as part of our expansion strategy will primarily consist of increased inventory, salaries and case coverage costs, legal fees, information technology platforms, and travel and marketing expenses.

Operating Income

For the year ended August 31, 2013, we generated operating income of $436,055, compared to $16,688 for the period from July 18, 2012 (inception) to August 31, 2012, an increase of $419,367, or 2,513%. The increase in operating income was primarily due to the increase in sales for the reasons described above under “—Net Revenues.”

Interest Expense

For the year ended August 31, 2013, interest expense increased to $669 from $0 for the period from July 18, 2012 (inception) to August 31, 2012, representing an increase of $669. Interest expense consists of interest on Fuse’s line of credit.

Net Income

For the year ended August 31, 2013, the Company generated net income of $435,386, compared to $16,688 for the period from July 18, 2012 (inception) to August 31, 2012. The increase in net income is due to the increase in sales for the reasons described above under “—Net Revenues.”

Liquidity and Capital Resources

As of August 31, 2013, we had $557,770 in current assets, consisting of $233,081 of cash and cash equivalents, $94,676 of accounts receivable, $ 203,413 of inventories and $ 26,600 of prepaid expenses and other receivables. We had total current liabilities of $288,538, consisting of $173,162 of accounts payable, $15,376 of accounts payable – related parties and $100,000 for a line of credit. Accordingly, as of August 31, 2013, we had working capital of $269,232.

The Company maintains a $100,000 line of credit with Trinity Bank bearing interest of 2.25% per year, based on a 360-day year. The line of credit requires minimum monthly payments of interest only. The line of credit is secured by a money market account owned by Dr. and Mrs. Christopher Pratt that is also maintained at Trinity Bank. Dr. Pratt is the Chief Medical Officer and a director of the Company. The balance due on the line of credit is $100,000 and it is fully utilized. On October 10, 2013, due to non-payment of the outstanding principal balance, we were in default on the line of credit; however, on November 27, 2013, an extension of the line of credit was obtained through October 10, 2014, curing any previous default. The line of credit is due upon demand of the lender or, if no demand is made, October 10, 2014.

During the year ended August 31, 2013, Fuse raised $8,250 (net of $3,350 of redemptions) through member contributions and $100,000 through our bank line of credit.

During the year ended August 31, 2013, Fuse made cash distributions of $196,309 to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP. Pursuant to the partnership agreements of Fuse Medical V, LP and Fuse Medical VI, LP, available cash flow distributions were to be paid within 30 days of month-end. Prior to the Merger, and effective on and as of the business day immediately prior to the effective time of the Merger, the general partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interests for corresponding interests in Fuse Medical, LLC, each becoming one of the members of Fuse. Accordingly, as of May 28, 2014, the distributions to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP ceased. We do not anticipate declaring any dividends prior to regaining profitability. The payment of dividends will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

We intend to increase our revenues by expanding our client base as well as growing the number of manufacturers and suppliers from which we obtain products. We plan to increase the number of facility clients and physicians offering our products by utilizing our existing sales and account management representative network structure to drive physician and facility relationships. During the year ended August 31, 2013, approximately 67% of our revenues were derived from sales in Texas. Our physician network is comprised of physicians located in 19 states and we intend to utilize this network to market the products we sell in order to increase our sales in other states. Our plans to increase the number of product lines available for sale will result in entering into agreements with manufacturers or suppliers and some of those agreements may require the purchase of inventory while other agreements may involve consigned inventory or a commission structure not requiring the purchase of inventory. In sum, our expansion strategy will likely require an increase in our working capital in order to fund increased inventories and accounts receivable, as well as operating costs including salaries and case coverage costs, legal fees, information technology platforms, and travel and marketing expenses, offset by any increases in our accounts payable to the product manufacturers and suppliers. The working capital needed for this expansion shall be derived from an increase in our net borrowings.

Historically, our primary source of liquidity is cash receipts from the sale of medical supplies and products and the issuances of debt and equity securities. During the year ended August 31, 2013, the primary uses of cash were salaries and wages, travel expenses and legal and professional fees. Since December 31, 2013, we raised gross proceeds of $1,512,014 (of which $784,238 was from related parties) through the issuance of two-year promissory notes payable. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. Our outstanding notes payable have maturity dates commencing December 2015. As of September 2, 2014, the Company had borrowed all $100,000 available under its line of credit and had approximately $628,000 in available cash. The Company may consider future financing or equity transactions for operations, if needed, to meet cash flow deficits during the next 12 months and to accelerate the growth of the business. If we are unable to raise capital, given our current available cash along with anticipated revenues, we believe that we may not be able to remain operational or we may have to scale back our operations including our growth initiatives which would limit our ability to grow our business. See “Risk Factors.” Depending on our cash position, we may spend up to $300,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of amniotics relationships. Depending on the results of management’s efforts to realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated. Our cash balances are kept liquid in order to support our growing infrastructure needs. The majority of our cash is concentrated in a large financial institution.

The Company believes it currently has sufficient capital or access to capital to sustain its current operations for the next 12 months. The Company has financed its operations from on-going operations, a line of credit and borrowings discussed below.

The Company has secured capital through multiple borrowings. In addition, on May 28, 2014, we acquired $17,250 of notes payable due to PharmHouse Pharmacy. As of September 2, 2014, the aggregate notes payable are $727,776 to World Health Industries, $466,933 to Cooks Bridge, LLC, $317,305 to Jar Financing, LLC, and $17,250 to PharmHouse Pharmacy. The maturity dates and amounts of each individual notes payable are as follows:

Outstanding Notes Payable

Note	Maturity Date	Amount
PharmHouse Pharmacy	07/29/2015	$6,000
PharmHouse Pharmacy	08/28/2015	11,250
Jar Financing, LLC	12/30/2015	60,000
World Health Industries	01/14/2016	131,024
Cooks Bridge, LLC	01/15/2016	131,024
Cooks Bridge, LLC	01/31/2016	116,777
World Health Industries	02/05/2016	116,777
Jar Financing, LLC	02/09/2016	193,535
Cooks Bridge, LLC	03/04/2016	87,670
Jar Financing, LLC	03/04/2016	63,770
Cooks Bridge, LLC	05/08/2016	75,000
World Health Industries	05/23/2016	479,975
Cooks Bridge, LLC	06/16/2016	56,462
Total notes payable as of September 2, 2014		$1,529,264

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

In addition, the Company expects Cooks Bridge, LLC and World Health Industries to assist in the funding of its working capital and growth needs in the future.

Private Financings

For the year ended August 31, 2013, we had no private financings.

Capital Expenditures

For the year ended August 31, 2013, we had material capital expenditures of $1,763, consisting of equipment purchases. We had no material commitments for capital expenditures as of August, 31, 2013.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the transition period covered by this Transition Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information regarding the Company’s executive officers and directors immediately after the Merger. Except with respect to the Merger Agreement, there is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position
D. Alan Meeker	49	Chairman of the Board, Chief Executive Officer, President and Director
David Hexter	46	Interim Chief Financial Officer
Chris Pratt	43	Chief Medical Officer and Director
Rusty Shelton	61	Chief Development Officer and Director
Randall Dei	56	Medical Director of Podiatry and Director
Jonathan Brown	33	Director
Robert H. Donehew	62	Director

D. Alan Meeker, 49, co-founded Fuse in 2012 and has served as its Chief Executive Officer since October 2012. In July 2014, Mr. Meeker also assumed the position of President. Mr. Meeker now serves as the Chief Executive Officer and President of the Company and Chairman of its board. Mr. Meeker’s appointment to our board was provided for in the Merger Agreement. Mr. Meeker has also served as the Chief Executive Officer of the Conglomerate and Crestview Group of Companies since 2000. The Conglomerate and Crestview Group of Companies are engaged in the business of healthcare, genetics, oil & gas exploration and production, airfreight and logistics, land and land rights acquisition, agriculture, and syndicated television production. Prior to founding the Conglomerate and Crestview Group of Companies and beginning in 1995, Mr. Meeker was a private developer and consultant for multinational companies specializing in sophisticated contract negotiation and representation in the hospitality, oil & gas, finance and real estate fields in established and emerging nations. Prior to 1995, Mr. Meeker served as trust manager of the EHM Trust, a private family office. While at the EHM Trust between 1990 and 1995, Mr. Meeker specialized in asset management, financing structure, commercial development, and acquisition & divestiture in the oil & gas and real estate fields. Mr. Meeker attended Texas Christian University.

Mr. Meeker has over a decade’s worth of experience serving as a chief executive officer and will bring over 20 years of financial, managerial, and general business experience to our board.

David Hexter, 46, was named the interim Chief Financial Officer of Fuse in May 2014 and will serve as the interim Chief Financial Officer of the Company. Mr. Hexter has also served as the principal of David A. Hexter, CPA, P.A. since December 2005 and Mr. Hexter served as an audit manager for Weinberg & Company, P.A. from 2000 to 2005. Mr. Hexter received his undergraduate degree in Accounting from Arizona State University in 1990 and a master’s degree in Accounting from Florida Atlantic University in 1998.

Dr. Chris Pratt, 43, co-founded Fuse in 2012 and has served as its Chief Medical Officer since 2012. Dr. Pratt now serves as the Chief Medical Officer of the Company and as a member of its board. Dr. Pratt’s appointment to our board was provided for in the Merger Agreement. He was integral in development of Physicians Surgical Center in 2004, served on the board, and negotiated the transition to a Baylor USPI entity in January 2010. Dr. Pratt has served as the Chairman of the Board for the Baylor USPI surgery center in Fort Worth since 2010, and facilitated the merger with Orthopedic Surgery Pavilion. He also co-founded and developed Granbury Surgical Center in 2007, and facilitated the transition to a Baylor USPI entity in 2009.

Dr. Pratt has served as an adjunct faculty member for the University of North Texas health science Center in both family practice and pain medicine since 2008. He also served as a faculty member for UT Southwestern training the pain fellows through the Physical Medicine and Rehabilitation Division Pain Fellowship at John Peter Smith Hospital from 2007 to 2012. Since 2008, Dr. Pratt has been a member of Texas Health Care, a multi-specialty physician group based in Fort Worth, Texas. Dr. Pratt works closely with the orthopedic surgeons, spine surgeons and neurosurgeons in the Fort Worth area providing interventional spine and pain management services. Dr. Pratt received his undergraduate degree in Biology from Hendrix College in 1993 prior to earning his medical degree from the Texas College of Osteopathic Medicine University of North Texas Health Science Center in 1997.

Dr. Pratt brings to our board significant experience in the medical field, both clinical and administrative. He offers a background of strong leadership, with the highest ethical standards. His continued involvement as an active practitioner provides great value to the board in this ever-changing healthcare environment.

Rusty Shelton, 61, co-founded Fuse in 2012 and has been its Chief Development Officer since 2012. Mr. Shelton now serves as the Chief Development Officer of the Company and as a member of its board. Mr. Shelton’s appointment to our board was provided for in the Merger Agreement. Mr. Shelton is responsible for strategic planning, compliance, product line and corporate client development for the Company. Hospital development, executive management, finance, strategic planning and new business development are the hallmark of Mr. Shelton’s career. His leadership in developing focused community and surgical hospitals, ambulatory surgery centers and aligning physician networks based around a regional integrated delivery system makes him a progressive leader in the physician owned hospital movement. He possesses a unique understanding of operations and market forces stemming from his background in hospitals, health system executive management, finance and medical group development, as well as strategic product development in consumer markets.

Prior to joining Fuse, from October 2010 to February 2012, Mr. Shelton was Chief Investment Officer for University General Health Systems, in Houston, Texas. At University General Health Systems, he led a management team that successfully turned around and developed a 72 bed acute care hospital into a regional health network which resulted in the management deciding to take the company public in March 2011. Mr. Shelton was responsible for strategic planning, new services and physician development as well as establishment of a regional network of hospital outpatient departments through acquisitions and departmental management service agreements.

From September 2009 to October 2010, Mr. Shelton was Chief Investment Officer for Prexus Health Systems, a national physician owned entity of physician ventured surgical hospitals, ambulatory surgery and ancillary service centers including six acute hospitals, four surgical centers and supportive ancillary service centers. Previously, from September 1999 to September 2009, Mr. Shelton was co-founder and President/CEO of ReSurge Hospitals, Inc., a national surgical specialty and focused community hospital development and management company. Mr. Shelton was President and Chief Executive Officer of Western Medical Inc. from 1995 to 1999, where he handled all phases for the acquisition of a physician owned ambulatory surgery center and development of a new physician owned surgical hospital and integrated physician network in northern Utah. From 1987 to 1995, Mr. Shelton served as Director of Physician Services for Sutter Health Systems, handling physician development across Northern California. Previously, Mr. Shelton was Executive Director for Redbud Community Hospital, Hospital Finance Director for Seattle General Hospital and Finance Director of Missoula General Hospital. Mr. Shelton has a Bachelor of Science in Business Administration with a concentration in Accounting from California Polytechnic State University San Luis Obispo.

Mr. Shelton was selected as a member of our board due to his vast strategic, legal, financial and operational experience interacting with senior executives of hospitals, integrated delivery systems and physician group structures. Mr. Shelton possesses the unique ability to understand the positioning of the company and its vertical services within the public company arena.

Dr. Randall L. Dei, 56, served as the Medical Director of Podiatry for Fuse. Dr. Dei now serves as the Medical Director of Podiatry for the Company and as a member of its board. Dr. Dei’s appointment to our board was provided for in the Merger Agreement. Dr. Dei has also served as the president and managing partner of his private group practice, the Foot and Ankle Health Center since 1994. The Foot and Ankle Health Center is a regional podiatric group practice employing four physicians specializing in reconstructive foot and ankle surgery. He is board certified by the American Board of Podiatric Surgery in Foot and Ankle Surgery, a member of the American College of Foot and Ankle Surgeons and a member of the American Podiatric Medical Association. Dr. Dei has served the podiatric community throughout his entire career, building relationships across all sectors of podiatric professional organizations and related industries. He is the immediate past President of the American Board of Podiatric Surgery (“ABPS”) and has served on its Board of Directors since September 2007. He has served on many ABPS committees including: Oral Examinations, Oral Field Testing, Computer Based Patient Simulation, Credentials, Credentialing Guidelines, Residency Training, Communications, Surgical Practice Analysis, Maintenance of Certificate and as their representative to the Joint Residency Review Committee of the Council on Podiatric Medical Education. Dr. Dei serves on the Professional Relations Committee for the American College of Foot and Ankle Surgeons. Dr. Dei has also served on committees for the Wisconsin State Podiatric Medical Association.

Dr. Dei has been involved with podiatric education throughout his career. He has served as the Program Director of the Podiatric Medicine and Surgery Program, with the added certificate in reconstructive rear foot/ankle surgery, at Columbia St. Mary’s Hospital in Milwaukee, Wisconsin since 2009. He is also an adjunct clinical professor and the Director of Clerkship training for multiple podiatric medical schools for many years. Dr. Dei also serves as the President of Podiatric Residency Resource, which is the logging resource program portal and data bank for all podiatric residency programs and post graduate practice logging software and has done so since 2011 and has been on its Board of Directors since 2009. Dr. Dei graduated from the University Wisconsin-Parkside in 1979 with a degree in Life Science and then earned his Doctor of Podiatric Medicine at WMS College of Podiatric Medicine in 1983 and received his medical and surgical training at St. Anthony’s Hospital in Milwaukee, Wisconsin. With significant experience in the medical field, Dr. Dei brings to our board significant experience as a practitioner and leading educator in the healthcare industry.

Jonathan G. Brown, 33, co-founded Fuse in 2012. Mr. Brown is a member of the Company’s Board. He served as the Vice President of New Products of the Company from July 2014 until August 2014. Prior to this position and after the Merger, Mr. Brown served as the Company’s Chief Operating Officer and President from June 2012 until July 2014. Mr. Brown’s appointment to our board was provided for in the Merger Agreement. Mr. Brown has been involved in healthcare and medical related business activities for the past seven years. From 2010 to the present, Mr. Brown has served as the chief investment strategist and business development director for a mid-west real estate investment group, where he specialized in raising capital, asset acquisition and asset allocation. Mr. Brown was the global procurement manager for Eli Lilly from 2005 to 2010, a Fortune 200 Company that specialized in pharmaceutical, biologic and biotech development, manufacturing and distribution. Mr. Brown led the company’s global procurement initiatives related to all transportation, logistics, distribution, warehousing and contract services. Mr. Brown also was integral in managing a portfolio of multi-national business operations focused on supplier relationship management and strategic negotiations. Mr. Brown attended Bowling Green State University and graduated in 2004 with a degree in Business Administration specializing in Marketing and Sales, Operations and Procurement Management.

With his significant and diverse business, operations and finance experience in the healthcare and medical industry, Mr. Brown brings to our board strong communication skills, the abilities to understand and assist in the advancement of strategic vision, engage strong business partnerships and integrate a robust corporate structure and culture, as well as work with multiple stakeholders in a positive and constructive manner.

Robert H. Donehew, 62, has served as member of our board since February 2000, as President and Treasurer of the Company since November 2000 and as the Secretary of the Company since December 2005. Mr. Donehew also served as Vice President and Treasurer of the Company from February 2000 until October 2000. Effective upon completion of the Merger, Mr. Donehew resigned as President, Treasurer and Secretary of the Company, but remains as a member of the board. Mr. Donehew’s appointment to our board was provided for in the Merger Agreement.

Since May 2008, Mr. Donehew has been the Chief Financial Officer and a member of the Board of Directors of EndogenX, Inc., a specialty pharmaceutical company. Since July 1996, Mr. Donehew has been the Chief Executive Officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. Since 1983, he has also served as Chief Financial Officer of R.D. Garwood, Inc. and Dogwood Publishing Company, Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew graduated from Georgia State University in Atlanta, Georgia in 1974 with a BBA in Accounting.

Mr. Donehew has over 35 years of financial, managerial, and general business experience. Mr. Donehew’s significant experience is extremely valuable to the board.

Family Relationships

There are no family relationships among the Company’s existing or incoming directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than ten percent (10%) stockholders are required by the SES regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that to date, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Corporate Governance

The entire board of directors serves as the audit committee. The board does not have an “audit committee financial expert,” as such term is defined under the securities laws. The board does not believe it is necessary to have a financial expert, given the early stage of the Company’s commercial operations and limited financial resources and activities. The Company believes that none of its directors would be considered “independent,” applying the Nasdaq listing standards for independence for members of an audit committee. No report of the audit committee is required in this information statement.

The Company is not required to have and does not have a compensation committee. The Company does not believe it is necessary for the board of directors to appoint a compensation committee because the volume of compensation matters that will come before the board for consideration permits the entire board to give sufficient time and attention to such matters to be involved in all decision making. Fuse has not paid any compensation to its executive officers or directors in the last two fiscal years. The entire board participates in consideration of executive officer and director compensation. The Company expects that the board will make all decisions regarding executive officer compensation. The board will consider the recommendations of the Chief Executive Officer when determining compensation for the other executive officers. The Chief Executive Officer will have no role in determining his own compensation. The Company has not paid any fee to or otherwise engaged any compensation consultants.

The Company also is not required to have and does not have a nominating committee. Given the limited scope of the Company’s operations, the board believes appointing a nominating committee would be premature and of little assistance until the Company’s business operations are at a more advanced level.

The Company does not have a written policy or formal procedural requirements for stockholders to submit recommendations for director nominations. However, the board will consider recommendations from stockholders. Stockholders should communicate nominee suggestions directly to the board and accompany the recommendation with biographical details and a statement of support for the nominee. The suggested nominee must also provide a statement of consent to being considered for nomination.

The entire board of directors decides on nominees. The board reviews any written information provided with respect to the candidates and interviews the candidates. Although there are no formal criteria for nominees, the board believes that persons should be actively engaged in business endeavors, have a financial background, be familiar with acquisition strategies and money management and be able to promote a diversity of views based on the person’s education, experience and professional employment. Based on the information gathered, the board then makes a decision on whether to recommend the candidates as nominees for director.

The committee does not distinguish among nominees recommended by stockholders and other persons. The Company does not pay any fee to or otherwise engage any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Though the committee does not have specific guidelines on diversity, it is one of many criteria considered by the board when evaluating candidates.

Board Leadership Structure and Role in Risk Oversight

Mr. Meeker is the Chairman of the Board and the Chief Executive Officer. The board does not believe that the Company’s size or the complexity of operations warrants a separation of the Chairman of the Board and Chief Executive Officer functions. Furthermore, the board believes that combining the roles of Chief Executive Officer and Chairman of the Board promotes leadership and direction for the board and for executive management, as well as allowing for a single, clear focus for the chain of command. The board does not have a lead independent director.

The board of director’s primary function is one of oversight. The board as a whole has responsibility for risk oversight and reviews management’s risk assessment and risk management policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer and Director Compensation of the Company
Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company f/k/a Golf Rounds and Fuse in all capacities, for the fiscal years indicated, by its Chief Executive Officer and two most highly-compensated officers other than the Chief Executive Officer.

Name and Principal Position	Year(1)	Salary	Total

D. Alan Meeker(2)	2013-T	-	-
Chief Executive Officer and President	2013	-	-
	2012	-	-

Rusty Shelton(2)	2013-T	-	-
Chief Development Officer	2013	-	-
	2012	-	-

Robert H. Donehew	2013-T	-	-
Former President, Secretary, and Treasurer(3)(4)	2013	$22,500	$22,500
	2012	$30,000	$30,000
_____________

(1)	Year: Disclosure for 2013-T includes salary for the four month period ended December 31, 2013. The 2013 and 2012 periods include salary for the fiscal years ended August 31, 2013 and 2012, respectively.
(2)	Neither Mr. Meeker nor Mr. Shelton received any compensation in connection with their service to Fuse Medical, LLC, our wholly-owned subsidiary through which we now operate our business.
(3)	Effective June 1, 2013, due to the financial status of the Company, Mr. Donehew continued to perform his duties as President, Secretary and Treasurer at no charge to the Company.
(4)	Mr. Donehew resigned from his position as our President, Secretary, and Treasurer, effective May 28, 2014.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for the named executive officer as of December 31, 2013, the end of the transition period. The outstanding equity awards are presented on a post-Reverse Stock Split basis.

Name	Number of securities underlying unexercised options (#) exercisable	Option Exercise Price	Option Expiration Date

Robert H. Donehew(1)	6,498	$9.94	07/28/2014
	684	$8.77	08/25/2015
	4,104	$8.77	07/16/2016
	2,052	$12.13	07/22/2017
	1,368	$11.11	08/06/2018
____________
(1)	The options were granted on the following dates:

Options	Grant Date	Expiration Date

6,498	07/29/2004	07/28/2014
684	08/26/2005	08/25/2015
4,104	07/17/2006	07/16/2016
2,052	07/23/2007	07/22/2017
1,368	08/07/2008	08/06/2018

On July 10, 2010, we issued to Mr. Donehew ten-year options to purchase 8,208 shares at an exercise price of $4.82 per share (the fair market value on the date of grant) that vested immediately to compensate him for additional services rendered to the Company during fiscal years 2009 and 2010. On September 27, 2010, the 8,208 stock options were exercised and the Company received $39,600.

Compensation Arrangements for Directors

The Company has not established a compensation plan for its directors. Mr. Donehew did not receive any separate cash or other compensation for his services as a director for the transition period ended December 31, 2013, the Company’s last completed fiscal year. The former executive officers and managers of Fuse have not received any cash or other compensation for the transition period ended December 31, 2013.

Consultant and Independent Contractor Agreements

On May 1, 2014, the Company entered into a Medical Director Agreement with Dr. Randall L. Dei. The Agreement provides that Dr. Dei is an independent contractor providing various medical consulting services and it is for successive one year terms unless terminated. The Company shall pay Dr. Dei $16,667.67 per month. The agreement provides that, during the term and for a period of two (2) years thereafter, Dr. Dei will not provide similar consulting services to a business competing with the Company.

On May 1, 2014, the Company entered into a Medical Director Agreement with Dr. Stephen Corey. The Agreement provides that Dr. Corey is an independent contractor providing various medical consulting services and it is for successive one year terms unless terminated. The Company shall pay Dr. Corey $9,000 per month. The agreement provides that, during the term and for a period of two (2) years thereafter, Dr. Corey will not provide similar consulting services to a business competing with the Company.

On June 1, 2014, the Company entered into an Interim CFO Agreement with David Hexter as a representative of David A. Hexter, CPA, P.A. The Agreement provides that the relationship among the parties is that of an independent contractor providing various CPA services and it is for an initial 3 month term and thereafter, the term shall automatically be deemed renewed for up to three (3) sequential one month terms until terminated or the award of employment to Mr. Hexter. The Company shall pay Mr. Hexter at a rate of $150 per hour during the initial term and shall pay Mr. Hexter a monthly retainer of $15,000. During the initial term, any hours in excess of 300 (the “Excess Hours”) shall be paid in cash at the rate of $150 per hour or, at the Company’s election, in fully vested stock in the Company (at $200 per hour based on the average closing price during the 5 days prior to the end of the initial term). Compensation for the Excess Hours during the initial term shall not exceed $15,000. The Company shall pay Mr. Hexter at a rate of $150 per hour during any one month renewal term and shall pay Mr. Hexter a monthly retainer of $15,000. During each renewal term, any hours in excess of 100 shall be paid in cash at the rate of $150 per hour or, at the Company’s election, in fully vested stock in the Company (at $200 per hour based on the average closing price during the 5 days prior to the end of the renewal term).

On July 1, 2014, the Company entered into a General Counsel Agreement with Ross Eichberg, P.C. The Agreement is for a term of five (5) years and thereafter, it renews for successive one year terms unless terminated. In the event the agreement is terminated without cause (as defined in the agreement), the Company shall pay, after the parties’ execution of a release, non-disparagement, non-competition and confidentiality agreement, a lump sum equal to the remainder of the initial five (5) year term or any one (1) year extension in effect. The Company shall pay a base salary of $300,000 per year and a signing bonus of $61,000. The General Counsel will also be eligible for a performance bonus each year to be determined by the Board. The General Counsel will also be reimbursed for weekly travel to Fort Worth from Maryland for two (2) years, not to exceed $2,500 per month. The General Counsel will receive benefit coverage and be eligible to participate in various equity participation that may become available to the management team in the future.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

The Company is not required to have and does not have a compensation committee. The Company does not believe it is necessary for the board of directors to appoint a compensation committee because the volume of compensation matters that will come before the board for consideration permits the entire board to give sufficient time and attention to such matters to be involved in all decision making. Fuse has not paid any compensation to its executive officers or directors in the last two fiscal years. The entire board participates in consideration of executive officer and director compensation. The Company expects that the board will make all decisions regarding executive officer compensation. The board will consider the recommendations of the Chief Executive Officer when determining compensation for the other executive officers. The Chief Executive Officer will have no role in determining his own compensation. The Company has not paid any fee to or otherwise engaged any compensation consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, on a post-Reverse Stock Split basis, the number of shares of common stock beneficially owned as of September 2, 2014, by (i) those persons or groups known to beneficially own more than 5% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group. The information is set forth as of the time immediately after the Merger.

Pursuant to Rule 13d-3 under the Exchange Act, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within 60 days through any means, including the exercise of any option, warrant or right or the conversion of a security. Any shares that are not outstanding that a person has the right to acquire are deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of such person, but are not deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of any other person.

Except as otherwise indicated in the table below, the business address of each individual or entity is c/o Fuse Medical, LLC, 4770 Bryant Irvin Court, Suite 300, Fort Worth, Texas, 76107.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Executive Officers
Robert H. Donehew	111,247	(7)	2.8%
D. Alan Meeker	540,000	(2)	13.5%
Jonathan Brown	1,206,000	(3)	30.1%
Chris Pratt	648,000	(4)	16.2%
Rusty Shelton	540,000	(5)	13.5%
Randall Dei	180,000	(6)	4.5%
David Hexter	10,461		0.3%
All directors and executive officers as a group (7 people)	3,235,708	(7)	80.7%

Five Percent Stockholders
None
_____________
(1)
Applicable percentages are based on 4,001,280 shares outstanding as of September 2, 2014, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)	Mr. Meeker is the beneficial owner of these shares, which were issued to Axis Global, LLC. Mr. Meeker is the sole member of Axis Global, LLC.

(3)	Mr. Brown is the beneficial owner of these shares, which were issued to Twelve Global, LLC. Mr. Brown is the sole member of Twelve Global, LLC.

(4)	Dr. Pratt is the beneficial owner of these shares, which were issued to CCEP Holdings, LLC. Dr. Pratt is the sole member of CCEP Holdings, LLC.

(5)	Mr. Shelton is the beneficial owner of these shares, which were issued to ReSurge Hospitals, Inc. Mr. Shelton is the sole stockholder of ReSurge Hospitals, Inc.

(6)	Dr. Dei is the beneficial owner of these shares, which were issued to TJAL Holdings, LLC. Dr. Dei is the sole member of TJAL Holdings, LLC.

(7)	Includes, on a post-Reverse Stock Split basis, 8,208 shares of common stock issuable upon exercise of exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company’s CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $2,000, $0, $4,000 and $0 for the four months ended December 31, 2013 and 2012 (unaudited) and for the year ended August 31, 2013 and for the period from July 18, 2012 (Inception) to August 31, 2012, respectively.

As of September 2, 2014, the Company had outstanding receivables of $0 due from Blue Farm, LP, $0 due from Green Farm, LP and $0 due from Farms Operating, LLC. The following related parties each have indirect ownership interests in the entities: Jonathan Brown, a Director of the Company, Rusty Shelton, the Chief Development Officer of the Company, Chris Pratt, Chief Medical Officer and Director of the Company, Randall Dei, Medical Director of Podiatry and Director of the Company and Robert H. Donehew, Director of the Company. Further, Crestview Farm Aiken LLC, which has ownership interests in the aforementioned entities, is managed by D. Alan Meeker, the Chief Executive Officer and President of the Company. The aggregate amount due from the three entities was $32,381.73 as of December 31, 2013. The advances were unsecured, non-interest bearing and were due on demand.

The Company has secured capital through multiple borrowings. As of September 2, 2014, the aggregate amounts payable are $466,933 to Cooks Bridge, LLC and $317,305 to JAR Financing, LLC. The dates and amounts of each individual borrowing are as follows:

Note	Maturity Date	Amount

JAR Financing, LLC	12/31/2015	$60,000
Cooks Bridge, LLC	01/15/2016	$131,024
Cooks Bridge, LLC	01/31/2016	$116,777
JAR Financing, LLC	02/09/2016	$193,535
JAR Financing, LLC	03/04/2016	$63,770
Cooks Bridge, LLC	03/04/2016	$87,670
Cooks Bridge, LLC	05/08/2016	$75,000
Cooks Bridge, LLC	06/16/2016	$56,462
Total notes payable as of September 2, 2014		$784,238

The term of each borrowing is for twenty-four (24) months from the date of each note. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

In addition, the Company expects Cooks Bridge, LLC to assist in the funding of its working capital and growth needs in the future.

In addition to the financings described above, as of December 31, 2013, $25,431 was owed to JAR Financing, LLC for reimbursement expenses that the Company agreed to pay JAR Financing, LLC in connection with the Company’s business development efforts. No interest on the $25,431 was charged and this amount was paid in full by Fuse on April 16, 2014. The $25,431 is included in accounts payable – related parties on the accompanying consolidated balance sheet. JAR Financing, LLC has three equal one-third interest members, Crestview Farm Aiken LLC, Twelve Global LLC and ReSurge Hospitals Inc. Crestview Farm Aiken LLC is managed by D. Alan Meeker, the Chief Executive Officer and President of the Company, Twelve Global LLC is wholly-owned by Jonathan Brown, a Director of the Company, and ReSurge Hospitals Inc. is wholly-owned by Rusty Shelton, the Chief Development Officer of the Company. Mr. Brown and Mr. Shelton each had an approximate interest of $8,477 in the transaction. As of September 2, 2014, $342,736 was the largest aggregate amount of principal outstanding owed to JAR Financing, LLC (consisting of the $25,431 plus the aggregate amount of $317,305 in financing described in the table above).

Board and Director Independence

The Company utilizes the definition of “independent” set forth in the listing standards of The NASDAQ Stock Market, LLC (“Nasdaq”). Currently, the Company believes that none of its directors would be considered independent.

The Company currently does not have a standing audit committee, compensation committee or nominating committee or any other standing committees.

During the transition period ended December 31, 2013, the board of directors held no meetings and acted by written consent four times. The board does not have a formal policy of attendance of directors at the annual meeting. The Company did not have an annual meeting of stockholders in 2013.

Management and Ownership of Cooks Bridge, LLC

Cooks Bridge, LLC is managed by Jonathan Brown, a Director of the Company, and Rusty Shelton, the Chief Development Officer of the Company.

Twelve Global, LLC, a member of Cooks Bridge, LLC, owns 30.1% of the Company and Jonathan Brown, a Director of the Company, is the sole member of Twelve Global, LLC.

ReSurge Hospitals, Inc., a member of Cooks Bridge, LLC, owns 13.5% of the Company. Rusty Shelton, the Chief Development Officer of the Company, is the sole stockholder of ReSurge Hospitals, Inc.

CCEP Holdings LLC, a member of Cooks Bridge, LLC, owns 16.2% of the Company. Dr. Chris Pratt, the Chief Medical Director of the Company, is the sole member of CCEP Holdings LLC.

TJAL Holdings, LLC, a member of Cooks Bridge, LLC, owns 4.5% of the Company. Dr. Randall Dei is the sole member of TJAL Holdings, LLC and is the Medical Director of Podiatry of the Company.

Coastal IP, LLC, a member of Cooks Bridge, LLC, owns 4.5% of the Company. Dr. Erik Nilssen is the sole member of Coastal IP, LLC and is a Medical Director of the Company.

Lion Share LLC, a member of Cooks Bridge, LLC, owns 1.8% of the Company. Dr. Steve Corey is the sole member of Lion Share LLC and is a Medical Director of the Company.

Robert Donehew, the former Chief Executive Officer of the Company, is the sole member of Trebor Opportunities LLC. Trebor Opportunities LLC is a member of Cooks Bridge, LLC. Mr. Donehew beneficially owns 2.8% of the Company.

Management and Ownership of JAR Financing, LLC

JAR Financing, LLC is managed by Alan Meeker, the Chief Executive Officer and President of the Company, Jonathan Brown, a Director of the Company, and Rusty Shelton, the Chief Development Officer of the Company. Mr. Meeker is the sole member of Axis Global, LLC, which owns 13.5% of the Company. Mr. Meeker does not own any membership interest in JAR Financing, LLC. Mr. Meeker is the manager of Crestview Farm Aiken, LLC, which owns a membership interest in JAR Financing, LLC. Mr. Meeker does not own a membership interest in JAR Financing, LLC.

Twelve Global, LLC is a member of JAR Financing, LLC and owns 30.1% of the Company. Jonathan Brown, a Director of the Company, is the sole member of Twelve Global, LLC.

ReSurge Hospitals, Inc., a member of JAR Financing, LLC, owns 13.5% of the Company. Rusty Shelton, the Chief Development Officer of the Company, is the sole stockholder of ReSurge Hospitals, Inc.

Arrangements with Executive Officers and Directors

The disclosures set forth in Item 11 of this Transition Report under the section “Consultant and Independent Contractor Agreements” regarding Dr. Randall L. Dei and David Hexter are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The board of directors selected Weinberg & Company to serve as our independent registered public accounting firm for the years ended August 31, 2005 through 2013 and the transition period ended December 31, 2013. In taking this action, the board considered Weinberg & Company’s independence with respect to the services to be performed and other factors, which the board believes is advisable and in the best interest of the stockholders. Weinberg & Company served as our independent registered public accounting firm for the four months ended December 31, 2013 and for the years ended August 31, 2012 and 2013, and has no financial interest of any kind in us except the professional relationship between auditor and client.

Representatives of Weinberg & Company will attend the annual meeting in person or telephonically. They will have an opportunity to make a statement if they wish to do so, and will be available to respond to appropriate questions.

Audit and Non-Audit Fees

The following table shows the fees for professional services rendered by Weinberg & Company for the audit of the Company’s annual financial statements for the transition period ended December 31, 2013 and for the fiscal years ended August 31, 2013 and 2012 and fees billed for other services rendered by Weinberg & Company during those periods.

Fee Category	Transition Period Fees ($)	2013 Fees ($)	2012 Fees ($)

Audit Fees	$35,000	$18,250	$18,250
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total Fees	$35,000	$18,250	$18,250

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or other reports containing the audited financial statements. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

The board of directors, acting as the audit committee, pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act for the transition period ended December 31, 2013. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

None of the above-described professional service fees were approved by the board of directors in reliance upon the de minimus exception to the pre-approval requirements of federal securities laws and regulations.

The board of directors has adopted a policy on pre-approval of audit and permissible non-audit services, which is set forth below.

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services the engagement is approved by the Company’s the board of directors acting as the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b) Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of December 18, 2013, by and among Golf Rounds.com, Inc. (now known as Fuse Medical, Inc.), Project Fuse LLC, Fuse Medical, LLC and D. Alan Meeker, solely in his capacity as the representative of the Fuse members, as amended by First Amendment to Agreement and Plan of Merger, dated as of March 3, 2014 and Second Amendment to Agreement and Plan of Merger, dated as of April 11, 2014 (filed as exhibit 2.1 to the Form 8-K/A filed on August 29, 2014, and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company, as amended. (filed as Exhibit 3.1 to the Form 10-Q filed on July 18, 2014).
3.2	Bylaws (filed as Exhibit 3.2 to the Form 8-K filed on May 29, 2014).
3.3	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).
4.1
Amended and Restated Agreement dated November 27, 2013 by and among Fuse Medical, LLC, KAW Holdings, LLC, Dr. Richard Adams, Dr. Scott King, and Dr. David Warner (filed as Exhibit 4.1 to the Form 8-K/A filed August 29, 2014).

4.2	Amended and Restated Agreement dated November 27, 2013 by and among Fuse Medical, LLC and Eva Lou Holding, LLC (filed as Exhibit 4.2 to the Form 8-K/A filed August 29, 2014).
10.1	Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 4.2 to the Form 8-K/A filed August 29, 2014).
10.2	Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.2 to the Form 8-K filed May 29, 2014).
10.3	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Stephen Corey (filed as Exhibit 10.3 to the Form 8-K/A filed August 29, 2014).
10.4	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Randall L. Dei (filed as Exhibit 10.4 to the Form 8-K/A filed August 29, 2014).
10.5	General Counsel Agreement dated July 1, 2014, by and between the Company and Ross Eichberg, P.C. (filed as Exhibit 10.5 to the Form 8-K/A filed August 29, 2014).
10.6	Interim CFO Services Agreement dated June 1, 2014 by and between the Company and David Hexter (filed as Exhibit 10.6 to the Form 8-K/A filed August 29, 2014).
10.7	Assignment of Lease dated February 15, 2014 by and between JAR Financial, LLC and Fuse Medical, LLC (filed as Exhibit 10.7 to the Form 8-K/A filed August 29, 2014).
10.8	Agreement dated November 27, 2013, by and among Fuse Medical, LLC, Fuse Management V, LLC, and Fuse Management VI, LLC (filed as Exhibit 10.8 to the Form 8-K/A filed August 29, 2014).
10.9	Promissory Note dated December 31, 2013 payable to JAR, LLC from Fuse Medical, LLC in the amount of $60,000 (filed as Exhibit 10.9 to the Form 8-K/A filed August 29, 2014).
10.10	Promissory Note dated March 4, 2014 payable to JAR Financing, LLC from Fuse Medical, LLC in the amount of $63,769.63 (filed as Exhibit 10.10 to the Form 8-K/A filed August 29, 2014).
10.11	Promissory Note dated February 10, 2014 payable to JAR, LLC from Fuse Medical, LLC in the amount of $193,535.47 (filed as Exhibit 10.11 to the Form 8-K/A filed August 29, 2014).
10.12	Promissory Note dated March 4, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $87,670.49 (filed as Exhibit 10.12 to the Form 8-K/A filed August 29, 2014).

10.13	Promissory Note dated January 15, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $131,023.65 (filed as Exhibit 10.13 to the Form 8-K/A filed August 29, 2014).
10.14	Promissory Note dated June 16, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $56,461.88 (filed as Exhibit 10.14 to the Form 8-K/A filed August 29, 2014).
10.15	Promissory Note dated February 1, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $116,777.25 (filed as Exhibit 10.15 to the Form 8-K/A filed August 29, 2014).
10.16	Promissory Note dated May 8, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $75,000 (filed as Exhibit 10.16 to the Form 8-K/A filed August 29, 2014).
10.17
Promissory Note dated February 6, 2014 payable to World Health Industries, Inc. and WHIG, LLC from Fuse Medical, LLC in the amount of $116,777.24 (filed as Exhibit 10.17 to the Form 8-K/A filed August 29, 2014).

10.18
Promissory Note dated May 23, 2014 payable to World Health Industries, Inc. and WHIG, LLC from Fuse Medical, LLC in the amount of $479,975.58 (filed as Exhibit 10.18 to the Form 8-K/A filed August 29, 2014).

10.19
Promissory Note dated January 14, 2014 payable to World Health Industries, Inc. and WHIG, LLC from Fuse Medical, LLC in the amount of $131,023.66 (filed as Exhibit 10.19 to the Form 8-K/A filed August 29, 2014).

10.20	Promissory Note dated October 10, 2013 from Fuse Medical, LLC in an amount up to $100,000 payable to Trinity Bank, N.A. (filed as Exhibit 10.20 to the Form 8-K/A filed August 29, 2014).
10.21	Commission Agreement dated August 19, 2012 by and between Gulf Coast Surgical Solutions, LLC and Fuse Medical, LLC (filed as Exhibit 10.21 to the Form 8-K/A filed August 29, 2014).
21.1 *	List of Subsidiaries
31.1 *	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSE MEDICAL, INC.
(Registrant)

Date: September 5, 2014	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chief Executive Officer and President

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints D. Alan Meeker as such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 5, 2014	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chairman of the Board, Chief Executive Officer and President

Date: September 5, 2014	By:	/s/ David Hexter
David Hexter
Chief Accounting Officer, Chief Financial Officer

Date: September 5, 2014	By:	/s/ Jonathan Brown
Jonathan Brown, Director

Date: September 5, 2014	By:	/s/ Chris Pratt
Chris Pratt, Director

Date: September 5, 2014	By:	/s/ Rusty Shelton
Rusty Shelton, Director

Date: September 5, 2014	By:	/s/ Randall Dei
Randall Dei, Director

Date: September 5, 2014	By:	/s/ Robert Donehew
Robert Donehew, Director

Fuse Medical, Inc. Index to Consolidated Financial Statements

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and August 31, 2013	F-3

Consolidated Statements of Operations for the four months ended December 31, 2013 and 2012 (Unaudited) and for the year ended August 31, 2013 and for the Period from July 18, 2012 (Inception) to August 31, 2012
F-4

Consolidated Statements of Changes in Stockholders’ Equity for the four months ended December 31, 2013, for the year ended August 31, 2013 and for the Period from July 18, 2012 (Inception) to August 31, 2012
F-5

Consolidated Statements of Cash Flows for the four months ended December 31, 2013 and 2012 (Unaudited) and for the year ended August 31, 2013 and for the Period from July 18, 2012 (Inception) to August 31, 2012
F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Fuse Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. and Subsidiaries formerly Golf Rounds.com, Inc. (the "Company"), as of December 31, 2013 and August 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the four months ended December 31, 2013, the year ended August 31, 2013 and for the period from July 18, 2012 (inception) to August 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuse Medical, Inc. and Subsidiaries as of December 31, 2013 and August 31, 2013, and the results of their consolidated operations and cash flows for the four months ended December 31, 2013, the year ended August 31, 2013 and for the period from July 18, 2012 (inception) to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Weinberg and Company

Los Angeles, California
September 5, 2014

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,339	$233,081
Accounts receivable	147,987	94,676
Accounts receivable - related parties	2,538	-
Inventories	243,115	203,413
Advances to Golf Rounds.com, Inc.	95,000	-
Prepaid expenses and other receivables	370	26,600
Other receivables - related parties	32,382	-
Total current assets	533,731	557,770

Property and equipment, net	1,287	1,483
Total assets	$535,018	$559,253

Liabilities and Owners’ Equity
Current liabilities:
Accounts payable	$161,143	$173,162
Accounts payable - related parties	48,339	15,376
Accrued expenses	63,400	-
Line of credit	100,000	100,000
Total current liabilities	372,882	288,538

Note payable - related party	60,000	-
Total liabilities	432,882	288,538

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized,
3,600,000 and 3,485,232 issued and outstanding, respectively	36,000	34,852
Additional paid-in capital	79,600	(18,302)
Subscriptions receivable (81,972 and 612,000 shares, respectively)	(500)	(1,600)
Retained earnings (accumulated deficit)	(12,964)	255,765
Total stockholders’ equity	102,136	270,715
Total liabilities and stockholders’ equity	$535,018	$559,253

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				For the Period from
	For the Four	For the Four	For the	July 18, 2012
	Months Ended	Months Ended	Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	August 31, 2013	August 31, 2012
		(Unaudited)
Revenues:
Product revenues	$250,947	$405,912	$979,539	$35,092
Consulting revenues	26,600	-	79,800	-
Total revenues	277,547	405,912	1,059,339	35,092

Cost of revenues	83,109	60,620	203,532	5,660

Gross profit	194,438	345,292	855,807	29,432

Operating expenses:
General, adminstrative and other	388,791	142,689	419,752	12,744
Total operating expenses	388,791	142,689	419,752	12,744

Operating income (loss)	(194,353)	202,603	436,055	16,688

Other income (expense):
Interest income	370	-	-	-
Interest expense	(746)	(112)	(669)	-
Total other income (expense)	(376)	(112)	(669)	-

Net income (loss)	$(194,729)	$202,491	$435,386	$16,688

Net income (loss) per common share - basic and diluted	$(0.06)	$0.06	$0.15	$0.01

Weighted average number of common shares outstanding - basic and diluted	3,141,091	3,373,113	2,978,193	2,412,000

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013, FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

					Retained
			Additional		Earnings
	Common Stock		Paid-In	Subscriptions	(Accumulated
	Shares	Amount	Capital	Receivable	Deficit)	Total

Balance, July 18, 2012 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash	2,412,000	24,120	(17,420)	-	-	6,700

Net income	-	-	-	-	16,688	16,688

Balance, August 31, 2012	2,412,000	24,120	(17,420)	-	16,688	23,388

Common stock issued to founders for cash	2,279,232	22,792	(9,592)	(1,600)	-	11,600

Treasury stock acquired and retired	(1,206,000)	(12,060)	8,710	-	-	(3,350)

Distributions	-	-	-	-	(196,309)	(196,309)

Net income	-	-	-	-	435,386	435,386

Balance, August 31, 2013	3,485,232	34,852	(18,302)	(1,600)	255,765	270,715

Common stock issued for cash and services	114,768	1,148	97,902	(400)	-	98,650

Subscription receivable collected	-	-	-	1,500	-	1,500

Distributions	-	-	-	-	(74,000)	(74,000)

Net loss	-	-	-	-	(194,729)	(194,729)

Balance, December 31, 2013	3,600,000	$36,000	$79,600	$(500)	$(12,964)	$102,136

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				For the Period from
	For the Four	For the Four	For the	July 18, 2012
	Months Ended	Months Ended	Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	August 31, 2013	August 31, 2012
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(194,729)	$202,491	$435,386	$16,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	196	-	280	-
Stock-based compensation	95,050	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(53,311)	(194,856)	(59,584)	(35,092)
Accounts receivable - related parties	(2,538)	-	-	-
Inventories	(39,702)	(77,325)	(191,973)	(11,440)
Prepaid expenses and other receivables	26,230	-	(26,600)	-
Accounts payable	(12,019)	148,224	159,122	14,040
Accounts payable - related parties	32,963	946	2,987	12,389
Accrued expenses	63,400	-	-	-
Net cash provided by (used in) operating activities	(84,460)	79,480	319,618	(3,415)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(1,763)	-
Advances to related parties	(32,382)	-	-	-
Advances to Golf Rounds.com, Inc.	(95,000)	-	-	-
Net cash used in investing activities	(127,382)	-	(1,763)	-

Cash flows from financing activities:
Proceeds from line of credit, net	-	40,000	100,000	-
Proceeds from sale of common stock	5,100	7,300	11,600	6,700
Disbursements to acquire treasury stock	-	(3,350)	(3,350)	-
Proceeds from issuance of promissory notes to related parties	60,000	-	-	-
Distributions	(74,000)	(26,686)	(196,309)	-
Net cash provided by (used in) financing activities	(8,900)	17,264	(88,059)	6,700

Net increase (decrease) in cash and cash equivalents	(220,742)	96,744	229,796	3,285

Cash and cash equivalents - beginning of period	233,081	3,285	3,285	-

Cash and cash equivalents - end of period	$12,339	$100,029	$233,081	$3,285

Supplemental disclosure of cash flow information:
Interest paid	$746	$112	$669	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

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

Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to: (i) change its name from “GolfRounds.com, Inc.” to “Fuse Medical, Inc.”, (ii) increase its authorized capital stock from 12,000,000 shares of common stock to 500,000,000 shares of common stock and from zero shares of preferred stock to 20,000,000 shares of preferred stock, and to expressly authorize its board of directors to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights and the qualifications, limitations or restrictions, and (iii) effect a 14.62 to 1 reverse stock split (the “Reverse Stock Split”) whereby every 14.62 issued and outstanding shares of its common stock automatically converted into one share of common stock, subject to the treatment of fractional share interests. All references to shares of common stock and per share information of the Company herein are discussed on a post-Reverse Stock Split basis.

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

The merger has been accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, Fuse Medical, LLC has effective control of Fuse Medical, Inc. through the Holder’s 90% fully diluted stockholder interest in the consolidated entity. In addition, Fuse Medical, LLC has control of the consolidated entity through control of a substantial proportion of the Board by designating five of the six board seats. Additionally, all of Fuse Medical LLC’s senior executive positions are continuing on as management of the consolidated entity after consummation of the Merger. For accounting purposes, Fuse Medical, LLC will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Golf Rounds.com, Inc. Accordingly, Fuse Medical LLC’s assets, liabilities and results of operations have become the historical financial statements of the registrant, and Golf Rounds.com’s assets, liabilities and results of operations will be consolidated with Fuse Medical effective as of May 28, 2014, the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. Reverse merger accounting is a recapitalization of an entity which requires the financial statements to be presented of the accounting acquirer (Fuse Medical, LLC) for periods before and after the reverse merger on a recapitalized basis. Moreover, the financial statements shall include the accounting acquiree (Golf Rounds.com, Inc.) commencing on the date of the merger (May 28, 2014). The financial statements herein are presented on that basis.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common shares (e.g. warrants and options) had been exercised or converted into common shares at the beginning of the period, or issuance date, if later, and had shared in the net income (loss) of the Company. Diluted EPS is computed using the treasury stock method, which assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common shares at the average market price during the period. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all potentially dilutive securities outstanding are anti-dilutive.

The weighted average number of common shares outstanding has been retroactively restated for: (1) the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented, or issuance date, if later, and (2) the 14.62 to 1 reverse stock split that occurred May 28, 2014 (See Note 9).

For all periods presented, there were no potential dilutive securities.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

•	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•
Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded value of notes payable approximates their fair value based upon their effective interest rates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

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

Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. Based upon management’s assessment, there were no indicators of impairment of its long lived assets at December 31, 2013 and August 31, 2013.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

Revenue Recognition

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

Cost of Revenues

Cost of revenues consists of cost of goods sold, operating overhead, distributor representative compensation, and freight and shipping costs for items sold to customers.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in revenues and the related costs in cost of revenues.

Income Taxes

Prior to the recapitalization discussed in Note 1, the members of the consolidated group included Fuse Medical, LLC, a Delaware-registered limited liability corporation, and Fuse Medical V, LP and Fuse Medical VI, LP, which were Texas-registered limited partnerships; all of which are taxed as partnerships for federal income tax purposes. As such, there were no state or corporate tax liabilities due for these entities.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2013, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

Segment Information

The Company operates in one reportable segment including medical biologics and supplies. The Company's chief operating decision maker, its CEO and President, manages the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision maker on any component level.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

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

Note 3. Advances to Golf Rounds.com, Inc.

On October 18, 2013, the Company advanced $39,000 to Golf Rounds.com, Inc., a publicly-held company, in exchange for a six-month promissory note receivable due April 15, 2014. On November 4, 2013, the Company advanced an additional $24,000 to Golf Rounds.com, Inc. in exchange for a six-month promissory note receivable due May 5, 2014. On December 26, 2013, the Company advanced an additional $32,000 to Golf Rounds.com, Inc. in exchange for a six-month promissory note receivable due June 26, 2014. The advances were unsecured, required interest at a rate of 3.0% per annum and would have required payment of principal and interest at maturity. On May 28, 2014, as a result of the closing of the Merger, these advances were expensed to merger costs to acquire Golf Rounds.com, Inc. (See Notes 1 and 12).

During the four months ended December 31, 2013, interest income of $370 was recognized on these advances. As of December 31, 2013, accrued interest receivable was $370, which is included in prepaid expenses and other receivables on the accompanying consolidated balance sheet.

Note 4. Other Receivables – Related Parties

During the four months ended December 31, 2013, the Company advanced an aggregate of $32,382 to three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and are due on demand. The balance due from the three entities was $32,382 as of December 31, 2013 (See Note 11).

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and August 31, 2013:

	December 31, 2013	August 31, 2013

Computer equipment	$1,763	$1,763
	1,763	1,763
Less: accumulated depreciation	(476)	(280)
Property and equipment, net	$1,287	$1,483

Depreciation and amortization expense for the four months ended December 31, 2013 and 2012 (unaudited) and for the year ended August 31, 2013 and for the period from July 18, 2012 (Inception) to August 31, 2012 was $196, $0, $280 and $0, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

Note 6. Line of Credit

Since October 10, 2012, the Company has maintained a line of credit with a bank, up to a maximum credit line of $100,000. The line of credit bears interest equal to 2.25% per year based on a year of 360 days. The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by a money market account having an approximate balance of $105,000 that is: (i) owned by an individual that is both an officer and a director of the Company and his spouse and (ii) is maintained at the bank extending the line of credit. The line of credit is due on demand or, if no demand is made, all outstanding principal and accrued interest on the line of credit was due October 10, 2013. On October 10, 2013, due to non-payment of the outstanding principal balance, the Company was in default on the line of credit. On November 27, 2013, an extension of the line of credit was obtained thereby curing the default that occurred on October 10, 2013 due to nonpayment. The extension is effective October 10, 2013 and it extended the due date of the line of credit to October 10, 2014. During the four months ended December 31, 2013 and 2012 (unaudited) and for the year ended August 31, 2013 and for the period from July 18, 2012 (Inception) to August 31, 2012, interest expense of $746, $112, $669 and $0, respectively, was recognized on the line of credit. The balance due on the line of credit as of December 31, 2013 and August 31, 2013 was $100,000. The unused amount under the line of credit available to the Company at December 31, 2013 was $0. The line of credit remains open.

Note 7. Notes Payable – Related Party

On December 31, 2013, the Company issued a two-year promissory note payable in exchange for aggregate cash proceeds of $60,000. The funds were received from an entity controlled by officers of the Company. The officers also owned or partially owned the entity from which the funds were received. The note payable is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note payable includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 11).

As the note payable originated on December 31, 2013, no interest expense was recognized on the outstanding note payable during the periods presented.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

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

Operating Leases

Commencing January 1, 2013, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $2,000, $0, $4,000 and $0 for the four months ended December 31, 2013 and 2012 (unaudited) and for the year ended August 31, 2013 and for the period from July 18, 2012 (Inception) to August 31, 2012, respectively (See Notes 11 and 12).

Note 9. Stockholders’ Equity

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

Common Stock

During the period from July 18, 2012 (Inception) to August 31, 2012, Fuse Medical, LLC received cash proceeds of $6,700 from member contributions in exchange for 2,412,000 common shares, having an average price of $0.003 per share, issued to founders.

During the period from September 6, 2012 to April 24, 2013, Fuse Medical, LLC received cash proceeds of $11,600 and subscriptions receivable of $1,600 from member contributions in exchange for 2,279,232 common shares, having an average price of $0.006 per share, issued to founders.

Effective November 27, 2012, Fuse Medical, LLC and one of its two founding members executed a separation and settlement agreement whereby the Company remitted $17,000 to the former member deemed as follows:
(i) $3,350 as a return of cash contributions in exchange for the return of 1,206,000 common shares, (ii) $9,759 for reimbursement of business expenses, and (iii) $3,891 as settlement expense.

During the four months ended December 31, 2013, an aggregate of 114,768 common shares, having an average price of $0.86 per share, were issued to consultants in exchange for cash proceeds of $3,600, subscriptions receivable of $400 and services rendered or to be rendered having a fair value of $95,050.

During the four months ended December 31, 2013, subscriptions receivable of $1,500 were collected.

Distributions

During the four months ended December 31, 2013 and for the year ended August 31, 2013, distributions of $74,000 and $196,309, respectively, were made to the general partners in Fuse Medical V, LP and Fuse Medical VI, LP and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP prior to the closing of the reverse merger transaction.

Note 10. Concentrations

Concentration of Credit Risk

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013. On January 1, 2013, the aforementioned additional federal insurance provision expired and accordingly, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of December 31, 2013 and August 31, 2013, the Company did not have any bank balances in excess of FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Supplier

For the four months ended December 31, 2013 and 2012 (unaudited), the year ended August 31, 2013 and the period from July 18, 2012 (Inception) to August 31, 2012, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Four Months Ended	For the Four Months Ended	For the Year Ended	For the Period from July 18, 2012 (Inception) to
	December 31, 2013	December 31, 2012	August 31, 2013	August 31, 2012
		(Unaudited)
Customer 1	35.3%	29.0%	28.6%	-
Customer 2	23.4%	-	-	-
Customer 3	10.1%	12.2%	13.8%	-
Customer 4	-	33.7%	19.7%	-
Customer 5	-	-	-	62.4%
Customer 6	-	-	-	14.2%
Customer 7	-	-	-	10.8%
Totals	68.8%	74.9%	62.1%	87.4%

At December 31, 2013 and August 31, 2013, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2013	August 31, 2013
Customer 1	44.6%	12.7%
Customer 2	12.8%	-
Customer 3	10.2%	27.5%
Customer 4	-	16.5%
Customer 5	-	12.0%
Customer 6	-	10.9%
Customer 7	-	10.6%
Totals	67.6%	90.2%

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

For the four months ended December 31, 2013 and 2012 (unaudited), the year ended August 31, 2013 and the period from July 18, 2012 (Inception) to August 31, 2012, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

				For the Period from
	For the Four	For the Four	For the	July 18, 2012
	Months Ended	Months Ended	Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	August 31, 2013	August 31, 2012
		(Unaudited)
Supplier 1	21.4%	-	-	-
Supplier 2	13.0%	-	-	-
Supplier 3	10.1%	-	-	-
Supplier 4	-	51.9%	86.6%	84.2%
Supplier 5	-	32.7%	-	-
Supplier 6	-	-	12.8%	-
Totals	44.5%	84.6%	99.4%	84.2%

Note 11. Related Party Transactions

As of December 31, 2013, $2,538 is due from an entity owned by an officer of the Company. This amount is included in accounts receivable – related parties on the accompanying consolidated balance sheet.

During the four months ended December 31, 2013, the Company advanced an aggregate of $32,382 to three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and are due on demand. The balance due from the three entities was $32,382 as of December 31, 2013 (See Note 4).

As of December 31, 2013 and August 31, 2013, $48,339 and $15,376, respectively, is owed to officers of the Company or entities controlled by officers of the Company. This amount is included in accounts payable – related parties on the accompanying consolidated balance sheet.

On December 31, 2013, the Company issued a two-year promissory note payable in exchange for aggregate cash proceeds of $60,000. The funds were received from an entity controlled by officers of the Company. The officers also owned or partially owned the entity from which the funds were received. The note payable is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note payable includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 7).

Commencing January 1, 2013, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $2,000, $0, $4,000 and $0 for the four months ended December 31, 2013 and 2012 (unaudited) and for the year ended August 31, 2013 and for the period from July 18, 2012 (Inception) to August 31, 2012, respectively (See Note 8 and 12).

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

During the period from inception through December 31, 2013, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY GOLF ROUNDS.COM, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED) AND
FOR THE YEAR ENDED AUGUST 31, 2013 AND FOR THE PERIOD
FROM JULY 18, 2012 (INCEPTION) TO AUGUST 31, 2012

Operating Leases

On January 31, 2014, the Company relocated its corporate headquarters and ceased occupying space from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer. Effective February 1, 2014, the Company entered into a two-year lease agreement for its corporate headquarters in Fort Worth, Texas. The lease agreement requires base rent payments of $2,489 per month plus common area maintenance and expires January 31, 2016.

Commencing April 1, 2014, the Company began reimbursing an officer on a month-to-month basis for a corporate apartment located in Fort Worth, Texas. The monthly payments for the corporate apartment include base rent payments of $2,060 per month plus common area maintenance and utilities.

Consulting Agreements

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be the Company’s Podiatric Medical Director and shall receive compensation of $16,667 per month.

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month.

On July 1, 2014, the Company entered into a five-year consulting agreement with an individual whereby the individual shall be the Company’s General Counsel and shall receive compensation of $25,000 per month as well as a signing bonus of $61,000.

Other Matters

On May 28, 2014, the Company consummated a merger with Golf Rounds.com, Inc. that resulted in the issuance of 401,280 shares of common stock to the existing stockholders of Golf Rounds.com, Inc. as of that date (See Note 1).

During the period from July 18, 2014 through August 4, 2014, the Company received aggregate cash proceeds of $500 from outstanding subscriptions receivable.