Form 10-Q/A
period 2014-06-30
Fuse Medical, Inc.
filed 2014-10-01
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-10093

Fuse Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-1224913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Bryant Irvin Court, Suite 300, Fort Worth, Texas 76107
(Address of principal executive offices) (Zip Code)

(817) 439-7025
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2014, 4,001,280 shares of common stock, par value $0.01 per share, and 0 shares of preferred stock, par value $0.01 per share, of the registrant were outstanding.

This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014, as filed with the Securities and Exchange Commission (the “Commission”) on August 19, 2014. We are filing this Amendment for the sole purpose of revising portions of Exhibit 10.1 to address comments we received from the staff of the Commission in response to our confidential treatment request with respect to portions of Exhibit 10.1.

This amendment speaks as of the original filing date, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the original filing.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. However, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350) as no financial statements are being filed with this Amendment.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended Certificate of Incorporation (filed as exhibit 3.1 to the Form 10-Q filed on July 18, 2014, and incorporated herein by reference).

3.2	Bylaws (filed as exhibit 3.2 to the Form 8-K filed on May 29, 2014, and incorporated herein by reference).

10.1 * +	Independent Representative Agreement, dated as of July 17, 2014, by and between the Company and Vilex, Inc.

31.01 +	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 +	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 **	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

** Previously filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 as filed on August 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSE MEDICAL, INC.

Dated: October 1, 2014	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chief Executive Officer

Dated: October 1, 2014	By:	/s/ David Hexter
David Hexter
Chief Financial Officer
(Principal Financial and Accounting Officer)