Form 10-Q
period 2014-09-30
Fuse Medical, Inc.
filed 2014-11-19
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10093

Fuse Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59 - 1224913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Bryant Irvin Court, Suite 300, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2014, 4,001,280 shares of common stock, par value $0.01 per share, and 0 shares of preferred stock, par value $0.01 per share, of the registrant were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

September 30, 2014

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and elsewhere. Any and all statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our beliefs regarding potential clinical and other health benefits of our medical products, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our business and the healthcare industry, the results of clinical studies or trials, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect any new information or future events or circumstances or otherwise.

Readers should read this Quarterly Report on Form 10-Q in conjunction with our financial statements and the related notes thereto in this Quarterly Report on Form 10-Q, and other documents which we may file from time to time with the SEC.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$522,580	$12,339
Accounts receivable, net of allowance of $7,715 and $0, respectively	110,461	147,987
Accounts receivable - related parties	-	2,538
Inventories	273,072	243,115
Advances to Golf Rounds.com, Inc.	-	95,000
Prepaid expenses and other receivables	24,651	370
Other receivables - related parties	-	32,382
Total current assets	930,764	533,731

Property and equipment, net	51,561	1,287
Security deposit	2,489	-

Total assets	$984,814	$535,018

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$272,243	$161,143
Accounts payable - related parties	42,074	48,339
Accrued expenses	60,518	63,400
Line of credit	100,000	100,000
Notes payable, current portion	17,250	-
Total current liabilities	492,085	372,882

Notes payable	727,776	-
Notes payable - related parties	784,238	60,000
Total liabilities	2,004,099	432,882

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 4,001,280 and 3,600,000 issued and outstanding, respectively	40,013	36,000
Additional paid-in capital	102,081	79,600
Subscriptions receivable (0 and 81,972 shares)	-	(500)
Accumulated deficit	(1,161,379)	(12,964)
Total stockholders’ equity (deficit)	(1,019,285)	102,136

Total liabilities and stockholders’ equity (deficit)	$984,814	$535,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$207,105	$220,450	$631,975	$702,574
Cost of revenues	72,696	45,375	236,200	157,475

Gross profit	134,409	175,075	395,775	545,099

Operating expenses:
General, adminstrative and other	529,482	177,914	1,070,943	338,603
Merger costs	50,955	-	320,448	-
Total operating expenses	580,437	177,914	1,391,391	338,603

Operating income (loss)	(446,028)	(2,839)	(995,616)	206,496

Other income (expense):
Interest income	-	-	1,177	-
Interest expense	(27,392)	(414)	(58,488)	(734)
Total other income (expense)	(27,392)	(414)	(57,311)	(734)

Net income (loss)	$(473,420)	$(3,253)	$(1,052,927)	$205,762

Net income (loss) per common share - basic and diluted	$(0.12)	$(0.00)	$(0.28)	$0.07

Weighted average number of common shares outstanding - basic and diluted	3,983,699	2,911,142	3,723,464	2,791,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2013	3,600,000	$36,000	$79,600	$(500)	$(12,964)	$102,136

Issuance of common shares in connection with Golf Rounds.com Inc. merger	401,280	4,013	(4,013)	-	(28,411)	(28,411)

Reclassification of undistributed earnings of Fuse Medical,LLC toAdditional Paid-In Capital upon its transitionfrom a nontaxable entity to a taxable entity	-	-	26,494	-	(26,494)	-

Distributions prior to the merger	-	-	-	-	(40,583)	(40,583)

Proceeds from subscriptions receivable	-	-	-	500	-	500

Net loss	-	-	-	-	(1,052,927)	(1,052,927)

Balance, September 30, 2014	4,001,280	$40,013	$102,081	$-	$(1,161,379)	$(1,019,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(1,052,927)	$205,762
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	7,715	-
Depreciation	9,481	329
Advances to Golf Rounds.com, Inc. expensed to merger costs	105,000	-
Stock-based compensation	-	31,200
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	29,811	153,359
Accounts receivable - related parties	2,538	-
Inventories	(29,957)	(100,085)
Prepaid expenses and other receivables	(13,686)	-
Security deposit	(2,489)	-
Accounts payable	88,834	2,347
Accounts payable - related parties	(6,265)	10,764
Accrued expenses	(3,013)	-
Net cash provided by (used in) operating activities	(864,958)	303,676

Cash flows from investing activities:
Purchases of property and equipment	(59,755)	(1,763)
Advances to Golf Rounds.com, Inc.	(10,000)	-
Cash acquired in reverse merger	641	-
Net cash used in investing activities	(69,114)	(1,763)

Cash flows from financing activities:
Proceeds from line of credit, net	-	60,000
Advances to related parties	(42,611)	-
Repayments received from related parties	74,993	-
Proceeds from issuance of promissory notes	727,776	-
Proceeds from issuance of promissory notes to related parties	724,238	-
Capital contributions received	-	4,800
Proceeds from subscriptions receivable	500	-
Distributions prior to the merger	(40,583)	(174,622)
Net cash provided by (used in) financing activities	1,444,313	(109,822)

Net increase in cash and cash equivalents	510,241	192,091

Cash and cash equivalents - beginning of period	12,339	100,029

Cash and cash equivalents - end of period	$522,580	$292,120

Supplemental disclosure of cash flow information:
Interest paid	$1,713	$734

Non-cash investing and financing activities:
Assumption of net liabilities in reverse merger	$28,411	$-
Reclassification of undistributed earnings of Fuse Medical, LLC to Additional Paid-In Capital upon its transition
from a nontaxable entity to a taxable entity	$ $ 26,494	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Note 1. Nature of Operations and Liquidity

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

Fuse Medical distributes diversified healthcare products and supplies, including biologics, internal fixation products and bone substitute materials in several states. The Company strives to provide cost savings and clinical outcomes to its customers, which include physicians and medical facilities.

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

The condensed consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Report on Form 10-K/T filed with the Securities and Exchange Commission on September 5, 2014. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the four months ended December 31, 2013 and notes thereto included in the Company’s Report on Form 10-K/T for the four months ended December 31, 2013.

The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Liquidity

As shown in the accompanying condensed financial statements, we have incurred a net loss of $1,052,927 for the nine months ended September 30, 2014 and used $864,958 of cash in our operating activities during the nine months ended September 30, 2014. During the period from December 31, 2013 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $1,512,014, of which 784,238 was received from related parties. As a result of the foregoing borrowings, as of September 30, 2014, we had $522,580 of cash and cash equivalents on hand, a stockholders’ deficit of $1,161,379 and working capital of $438,679.

Commencing with the fourth quarter of 2014, we expect to ramp up our revenues derived from the sale of internal fixation products, which will increase the amount of gross profit from operations. Accordingly, we shall have increased spending on payroll expenses as we increase our professional staff in this effort. Based on the funds we had available on September 30, 2014, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

Despite the amount of funds that we raised from the issuance of promissory notes, the estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on September 30, 2014. Therefore, while we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least twelve months, we will have to obtain additional funds in the future to complete our development plans. We intend to seek this additional funding through various financing sources, including possible sales of our securities. No assurance can be given that such financing will be available, or if available, at rates favorable to the Company or its stockholders. Management expects that the Company will attain positive cash flow in the quarter ending June 30, 2015.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

As of September 30, 2014, common stock equivalents included options to purchase 11,628 common shares. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. As of September 30, 2013, the Company had no potentially dilutive instruments and, accordingly, basic and diluted earnings per share are the same.

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

Level 1—	Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

Level 2—

Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

Level 3—	Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded value of notes payable approximates their fair value based upon their effective interest rates.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist entirely of finished goods and include biologics, internal fixation products, bone substitute materials, and tendon anchor systems. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets per the following table.

Category	Amortization Period
Computer equipment	3 years
Furniture and fixtures	5 years
Software	3 years

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed and a gain or loss is recorded in the consolidated statements of operations. Repairs and maintenance costs are expensed in the period incurred.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The following policies reflect specific criteria for the various revenue streams of the Company.Medical supply and product revenue is comprised of medical biologics, internal fixation products, bone substitute materials and other medical supplies. For customers that order products as needed (i.e. for specific cases), the Company invoices the customer on the date the product is utilized. This includes customers (i.e. certain hospitals) that maintain the Company’s products on consignment. For customers that order larger quantities of the same product (subject to minimums) at a reduced selling price, the Company invoices the customers when the products are shipped. Payment terms are net 30 days after the invoice date.Development and consulting fee revenue is recognized on a monthly basis pursuant to an agreement. This revenue is recorded in the period the services have been provided.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements. Moreover, we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

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

During the three and nine months ended September 30, 2014, interest income of $0 and $1,177, respectively, was recognized on these advances.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Note 4. Other Receivables – Related Parties

During the nine months ended September 30, 2014, the Company advanced an aggregate of $42,611 to and received an aggregate of $74,993 from three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and due on demand. The balance due from the three entities was $0 and $32,382 as of September 30, 2014 and December 31, 2013, respectively (See Note 12).

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Computer equipment	$36,240	$1,763
Furniture and fixtures	14,778	-
Software	10,500	-
	61,518	1,763
Less: accumulated depreciation	(9,957)	(476)
Property and equipment, net	$51,561	$1,287

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $9,481 and $329, respectively.

Note 6. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Accrued interest	$50,408	$-
Other accrued expenses	10,110	-
Accrued compensation	-	63,400
Accrued expenses	$60,518	$63,400

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Note 7. Line of Credit

Since October 10, 2012, the Company maintained a line of credit with a bank, up to a maximum credit line of $100,000. The line of credit bore interest equal to 2.25% per year based on a year of 360 days. The line of credit required minimum monthly payments consisting of interest only. The line of credit was secured by a money market account having an approximate balance of $105,000 that is: (i) owned by an individual that is both an officer and a director of the Company and his spouse and (ii) is maintained at the bank extending the line of credit. The line of credit was due on demand or, if no demand was made, all outstanding principal and accrued interest on the line of credit was due October 10, 2014. During the three and nine months ended September 30, 2014 and 2013, interest expense of $575, $414, $1,713 and $734, respectively, was recognized on the line of credit. The balance due on the line of credit as of September 30, 2014 and December 31, 2013 was $100,000. The unused amount under the line of credit available to the Company at September 30, 2014 was $0. On October 16, 2014, the line of credit was fully repaid (See Note 13).

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

During the three and nine months ended September 30, 2014, interest expense of $26,817 and $56,775, respectively, was recognized on outstanding notes payable. As of September 30, 2014, accrued interest payable was $50,408, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Notes payable consisted of the following at September 30, 2014:

September 30, 2014
Note payable - originating July 30, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015 [A]	$6,000

Note payable - originating August 29, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015 [A]	11,250

Note payable - related party originating December 31, 2013; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at December 30, 2015	60,000

Note payable - related party originating January 15, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 14, 2016	131,024

Note payable - originating January 14, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2016	131,024

Note payable - related party originating February 1, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 31, 2016	116,777

Note payable - originating February 6, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at February 5, 2016	116,777

Note payable - related party originating February 10, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at February 9, 2016	193,535

Note payable - related party originating March 4, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at March 4, 2016	87,670

Note payable - related party originating March 4, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at March 4, 2016	63,770

Note payable - related party originating May 8, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at May 8, 2016	75,000

Note payable - originating May 23, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at May 23, 2016	479,975

Note payable - related party originating June16, 2014; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at June 16, 2016	56,462
Total	1,529,264
Less: Current maturities	(17,250)
Amount due after one year (includes $784,238 to related parties)	$1,512,014

_________________

[A] - notes payable acquired as part of merger with Golf Rounds.com, Inc. on May 28, 2014 (See Notes 1 and 10).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Future maturities of the notes payable are as follows:

Year Ending December 31,
2015	$77,250
2016	1,434,764
$1,512,014

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

Operating Leases

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 and $4,500 for the nine months ended September 30, 2014 and 2013, respectively (See Note 12).

Effective February 1, 2014, the Company entered into a two-year lease agreement for its corporate headquarters in Fort Worth, Texas. The lease agreement requires base rent payments of $2,489 per month plus common area maintenance and expires January 31, 2016.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

During the period from April 1, 2014 through September 30, 2014, the Company reimbursed a former officer on a month-to-month basis for the occasional use of this individual’s apartment located in Fort Worth, Texas. The payments for the apartment included payments of $2,060 per month plus common area maintenance and utilities as incurred.

Rent expense was $32,845 and $4,500 for the nine months ended September 30, 2014 and 2013, respectively.

Consulting Agreements

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be the Company’s Podiatric Medical Director and shall receive compensation of $16,667 per month. Effective October 1, 2014, the compensation to this individual was reduced to $5,000 per month (See Note 12).

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

As a result of the Merger, Fuse Medical, LLC transitioned from a nontaxable entity to a taxable entity. Accordingly, the undistributed earnings of Fuse Medical, LLC of $26,494 were reclassified from Retained earnings to Additional paid-in capital.

Subscriptions Receivable

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

Stock Options

A summary of the Company’s stock option activity during the nine months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2013	-
Granted [A]	22,572	$9.96
Exercised	-
Forfeited	(10,944)	$9.94
Expired	-
Balance outstanding at September 30, 2014	11,628	$9.98	2.2	$-

Exercisable at September 30, 2014	11,628	$9.98	2.2	$-

[A] - stock options acquired as part of merger with Golf Rounds.com, Inc. on May 28, 2014 (See Note 1).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Note 11. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2014. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of September 30, 2014, the Company’s bank balances exceeded FDIC insured amounts by approximately $272,000.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three and nine months ended September 30, 2014 and 2013, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Customer 1	51.0%	-	46.1%	-
Customer 2	20.7%	15.7%	25.7%	26.9%
Customer 3	11.6%	-	11.4%	14.5%
Customer 4	-	36.2%	-	11.4%
Customer 5	-	33.7%	-	10.9%
Customer 6	-	-	-	10.2%
Totals	83.3%	85.6%	83.2%	73.9%

At September 30, 2014 and December 31, 2013, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	September 30, 2014	December 31, 2013
Customer 1	36.8%	12.8%
Customer 2	24.0%	44.6%
Customer 3	12.4%	-
Customer 4	11.4%	-
Customer 5	-	10.2%
Totals	84.6%	67.6%

For the three and nine months ended September 30, 2014 and 2013, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Supplier 1	100.0%	90.7%	77.0%	80.3%
Supplier 2	-	-	23.0%	-
Supplier 3	-	-	-	19.7%
Totals	100.0%	90.7%	100.0%	100.0%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Note 12. Related Party Transactions

As of December 31, 2013, $2,538 was due from an entity owned by an officer of the Company. This amount is included in accounts receivable – related parties on the accompanying condensed consolidated balance sheet.

During the nine months ended September 30, 2014, the Company advanced an aggregate of $42,611 to and received an aggregate of $74,993 from three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and due on demand. The balance due from the three entities was $0 and $32,382 as of September 30, 2014 and December 31, 2013, respectively (See Note 4).

As of September 30, 2014 and December 31, 2013, $42,074 and $48,339, respectively, is owed to officers of the Company or entities controlled by officers of the Company. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

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

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 and $4,500 for the nine months ended September 30, 2014 and 2013, respectively (See Note 9).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be the Company’s Podiatric Medical Director and shall receive compensation of $16,667 per month. Effective October 1, 2014, the compensation to this individual was reduced to $5,000 per month (See Note 9).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month (See Note 9).

During the period from inception through September 30, 2014, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 13. Subsequent Events

Other Matters

On October 16, 2014, the line of credit in the amount of $100,000 was fully repaid (See Note 7).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competitive factors and other risk factors as set forth in our Current Report on Form 8-K/A filed on October 23, 2014.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Report.

Explanatory Note

As used in this Quarterly Report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc.

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

The medical distribution industry that we operate in is in a mature life-cycle phase. For most of the products we offer there are a number of integrated competitors, several of which are publically traded, that not only manufacture and produce their own products, but also have established distribution and sales networks and participate in large group purchasing organizations within the medical industry. Most of these competitors have engaged select physician and surgical specialties through consulting agreements, clinical trials remuneration and other compensation models. As mature companies, these competitors also have extensive legacy systems and expensive administrative and sales commission cost structures. In addition, there are numerous independent medical distributorships primarily focused on limited geographic markets and products located across the United States.

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

•

Installation of a customer relationship management system for managing the Company’s interactions with current and future customers, which allows the Company to better organize, automate and synchronize sales, marketing, customer service, and technical support.

•	Implementation of a minimum sales representative model.

•	Shadow pricing of competitor products that provide cost savings to our end customers.

•	Engagement of our physician investors to assist in introducing our cost-saving products in healthcare facilities within their service area.

Concentration of Revenues

During the nine months ended September 30, 2014, the Company had a concentration of revenues to a limited number of customers, which consist primarily of hospital and surgical facilities. Revenues to the top three customers totaled $525,721, or 83.3% of total revenues.

Concentration of Suppliers

During the nine months ended September 30, 2014, the Company had a concentration of suppliers with a limited number of manufacturers and supply distributors from which the Company purchased its products. The Company purchased all of its goods for sale, which totaled $266,157, from two suppliers. Our distributor agreements with these manufacturers and supply distributors are both exclusive and non-exclusive and allow for the Company to market and distribute nationally. These same manufacturers and distributors have the option to provide their own direct sales and distributor networks that may compete with the Company and its products.

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

Our customers and partners require high levels of regulatory compliance, which we intend to accomplish through employee training and facility policies and procedures coupled with ongoing analysis of operating performance. We intend to implement new accounting, invoicing and logistics management and information technology systems. We believe all of these measures will increase the quality of service we can provide to our customers, increase the visibility of the Company, and maximize profitability.

Expand Services and Supply Volume

We intend to expand our products and services as well as the number of our facility clients by growing our relationships with product manufacturers and suppliers. We plan to increase the volume we sell and distribute in the following ways: continued development of our sales and account management representative network structure to drive physician and facility relationships; growth of our partnership model with other healthcare manufacturers and providers who bring incremental service lines, strategic value and synergy; attraction of new services and customers by demonstrating product quality, customer service and cost value propositions; and attraction of new sales and service revenues in territories we feel may be underserved and provide ease of market penetration. We plan to increase the volume we collect from our end customer by implementing specific sales programs and, in the future, increasing personnel dedicated to sales generation.

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

Pursue Selective Strategic Relationships or Acquisitions

In the United States, the Company will continue to explore additional mergers and acquisitions and seek strategic alliances on a national basis with other companies that are developing, producing or distributing healthcare products and services. We plan to focus on partnerships and acquisitions that not only add revenues, cash flow and profitability to our financial position, but also provide short and long-term growth potential and support the strategic goals and objectives of the Company.

Explore International Markets

Internationally, we are exploring strategic partnerships and business models to penetrate the healthcare sectors for the products and services the Company provides. As a long-term objective, the Company will continue to explore the expansion of our operations and products into international markets. We have developed several relationships in markets where we believe the products, services and systems will be able to support an underserved market for western-based healthcare, including the Middle East and Asia. We believe that moving into international markets will further establish the Company as a leader in our industry sector and will add incremental net income to the organization.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Significant Accounting Policies” to the Company’s financial statements contained in this Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Revenues

For the three months ended September 30, 2014, net revenues were $207,105, compared to $220,450 for the three months ended September 30, 2013, a decrease of $13,345, or 6.1%. Commencing November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. On an aggregate basis, the selling prices of our products decreased by approximately 41.4% during the current year period. Even though the number of units sold increased substantially (see cost of revenues below) during the current year period compared to the prior year period, this was offset by the commencement of selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Accordingly, net revenues decreased while the costs of revenues increased.

Cost of Revenues

For the three months ended September 30, 2014, our cost of revenues was $72,696, compared to $45,375 for the three months ended September 30, 2013, representing an increase of $27,321, or 60.2%. Our cost of revenues, on a per unit basis, did not increase significantly during the three months ended September 30, 2014 compared to the prior year period. Accordingly, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the three months ended September 30, 2014, we generated a gross profit of $134,409, compared to $175,075 for the three months ended September 30, 2013, a decrease of $40,666, or 23.2%. The decrease in gross profit was primarily due to an increase in the number of units sold, which was more than offset by the commencement in November 2013 of selling larger order quantities of the same product (subject to minimums) at a discounted selling price.

Operating Expenses

General, Administrative and Other

For the three months ended September 30, 2014, general, administrative and other operating expenses increased to $529,482 from $177,914 for the three months ended September 30, 2013, representing an increase of $351,568, or 198%. This increase is primarily attributable to the costs associated with being a public company whereas there were no such costs incurred in the prior year period. In particular, salaries and wages increased by $209,148 and legal and professional fees increased by $122,072. Further, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the three months ended September 30, 2014 consisted primarily of salaries and wages, legal and professional fees, insurance expense, travel expenses and rent.

Merger Costs

For the three months ended September 30, 2014, merger costs increased to $50,955 from $0 for the three months ended September 30, 2013. Merger costs were incurred for the merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the three months ended September 30, 2014, interest expense increased to $27,392 from $414 for the three months ended September 30, 2013, representing an increase of $26,978, or 6,516%. Interest expense increased due to the issuance of an aggregate of $1,452,014 of promissory notes payable commencing December 31, 2013. Interest expense also includes interest on the Company’s line of credit, which is described below in “Liquidity and Capital Resources”.

Net Income (Loss)

For the three months ended September 30, 2014, the Company generated a net loss of ($473,420) compared to a net loss of ($3,253) for the three months ended September 30, 2013. The increase in the net loss is primarily due to the increase in operating expenses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Revenues

For the nine months ended September 30, 2014, net revenues were $631,975, compared to $702,574 for the nine months ended September 30, 2013, a decrease of $70,599, or 10.0%. Our pricing for amniotics was high when we initially began selling them. Subsequently, the reimbursable amounts received by our customers from insurance companies were found to be much lower than we anticipated. During April 2013 through June 2013, we significantly reduced our retail pricing in order to better align our prices with reimbursable amounts received by our customers from insurance companies. In addition, commencing November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. On an aggregate basis, the selling prices of our products decreased by approximately 40.0% during the current year period. The decrease in selling prices at the retail level had no effect on outstanding accounts receivable for sales made prior to April 2013. Selling prices were changed prospectively and no bad debt occurred as a result of the decreased selling prices. Even though the number of units sold increased substantially (see cost of revenues below) during the current year period compared to the prior year period, this was more than offset by the decrease in contract pricing extended to our retail customers as well as the commencement of selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Accordingly, net revenues decreased while the costs of revenues increased.

Cost of Revenues

For the nine months ended September 30, 2014, our cost of revenues was $236,200, compared to $157,475 for the nine months ended September 30, 2013, representing an increase of $78,725, or 50.0%. During the period from April to June 2013, the costs of our individual inventory items did not materially change. Our cost of revenues, on a per unit basis, did not increase significantly during the nine months ended September 30, 2014 compared to the prior year period. Accordingly, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the nine months ended September 30, 2014, we generated a gross profit of $395,775, compared to $545,099 for the nine months ended September 30, 2013, a decrease of $149,324, or 27.4%. The decrease in gross profit was primarily due to an increase in the number of units sold, which was more than offset by the decrease in contract pricing extended to our customers during the period from April to June 2013 as well as the commencement in November 2013 of selling larger order quantities of the same product (subject to minimums) at a discounted selling price.

Operating Expenses

General, Administrative and Other

For the nine months ended September 30, 2014, general, administrative and other operating expenses increased to $1,070,943 from $338,603 for the nine months ended September 30, 2013, representing an increase of $732,340, or 216%. This increase is primarily attributable to the costs associated with being a public company whereas there were no such costs in the prior year period. In particular, legal and professional fees increased by $354,450 and salaries and wages increased by $269,182. Further, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the nine months ended September 30, 2014 consisted primarily of legal and professional fees, salaries and wages, travel expenses and rent.

Merger Costs

For the nine months ended September 30, 2014, merger costs increased to $320,448 from $0 for the nine months ended September 30, 2013. Merger costs were incurred for the merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the nine months ended September 30, 2014, interest expense increased to $58,488 from $734 for the nine months ended September 30, 2013, representing an increase of $57,754, or 7,868%. Interest expense increased due to the issuance of an aggregate of $1,452,014 of promissory notes payable since December 31, 2013. Interest expense also includes interest on the Company’s line of credit, which is described in “Liquidity and Capital Resources”.

Net Income (Loss)

For the nine months ended September 30, 2014, the Company generated a net loss of ($1,052,927) compared to net income of $205,762 for the nine months ended September 30, 2013. The change from net income to a net loss is primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2014, we had $930,764 in current assets, consisting of $522,580 of cash and cash equivalents, $110,461 of accounts receivable, $273,072 of inventories and $24,651 of prepaid expenses and other receivables. We had total current liabilities of $492,085, consisting of $272,243 for accounts payable, $42,074 for accounts payable – related parties, $60,518 for accrued expenses, $100,000 for a line of credit and $17,250 for notes payable, current portion. Accordingly, as of September 30, 2014, we had working capital of $438,679.

The Company maintained a $100,000 line of credit with Trinity Bank bearing interest of 2.25% per year, based on a 360-day year. The line of credit required minimum monthly payments of interest only. The line of credit was secured by a money market account owned by Dr. and Mrs. Christopher Pratt that is also maintained at Trinity Bank. Dr. Pratt is the Chief Medical Officer and a director of the Company. On October 16, 2014, the line of credit was fully repaid.

During the period from January 1, 2014 through May 28, 2014, Fuse made cash distributions of $40,583 to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP. Pursuant to the partnership agreements of Fuse Medical V, LP and Fuse Medical VI, LP, available cash flow distributions were to be paid within 30 days of month-end. Prior to the Merger, and effective on and as of the business day immediately prior to the effective time of the Merger, the general partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interest for corresponding interests in Fuse Medical, LLC, each becoming one of the Holders. Accordingly, as of May 28, 2014, distributions to the minority interest owners of Fuse Medical V, LP and Fuse Medical VI, LP ceased. We do not anticipate declaring any dividends prior to regaining profitability. The payment of dividends will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

We intend to increase our revenues by expanding our client base as well as growing the number of manufacturers and suppliers from which we obtain products. We plan to increase the number of facility clients and physicians offering our products by utilizing our existing sales and account management representative network structure to drive physician and facility relationships. Our plans to increase the number of product lines available for sale will result in entering into agreements with manufacturers or suppliers, some of which may require the purchase of inventory while others may involve consigned inventory or a commission structure not requiring the purchase of inventory. In sum, our expansion strategy will likely require an increase in our working capital to fund increased inventories, accounts receivable and operating costs, including salaries and case coverage costs, legal fees, information technology platforms and travel and marketing expenses, offset by any increases in our accounts payable to the product manufacturers and suppliers. The working capital needed for this expansion shall be derived from an increase in our net borrowings or sale of our securities.

Historically, our primary source of liquidity is cash receipts from the sale of medical supplies and products and the issuances of debt and equity securities. During the nine months ended September 30, 2014, the primary uses of cash were legal and professional fees, salaries and wages, merger costs and travel expenses. Since December 31, 2013, we raised gross proceeds of $1,512,014 ($784,238 from related parties) through the issuance of two-year promissory notes payable. The notes are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. Our outstanding notes payable have maturity dates commencing December 2015. As of November 14, 2014, the Company had fully repaid its line of credit and had approximately $220,000 in available cash. The Company may consider future financing or equity transactions for operations, if needed. These proceeds will be used to meet cash flow deficits during the next 12 months and to accelerate the growth of the business. If we are unable to raise capital by other means, we believe that, with our current available cash along with anticipated revenues, we will need to reduce operating expenses. Depending on our cash position, we may spend up to $300,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of amniotics relationships. Depending on the results of management’s efforts to realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated. Our cash balances are kept liquid in order to support our growing infrastructure needs. The majority of our cash is concentrated in a large financial institution.

The Company believes it currently has sufficient capital or access to capital to sustain its current operations for the next 12 months. The Company has financed its operations from on-going operations and borrowings discussed below.

The Company has secured capital through multiple borrowings. In addition, on May 28, 2014, we acquired $17,250 of notes payable due to PharmHouse Pharmacy. As of November 17, 2014, the aggregate notes payable are $727,776 to World Health Industries, $466,933 to Cooks Bridge LLC, $317,305 to Jar Financing, LLC, and $17,250 to PharmHouse Pharmacy. The maturity dates and amounts of each individual notes payable are as follows:

Outstanding Notes Payable

Note	Maturity Date	Amount
PharmHouse Pharmacy	07/29/2015	$6,000
PharmHouse Pharmacy	08/28/2015	11,250
Jar Financing, LLC	12/30/2015	60,000
World Health Industries	01/14/2016	131,024
Cooks Bridge, LLC	01/15/2016	131,024
Cooks Bridge, LLC	01/31/2016	116,777
World Health Industries	02/05/2016	116,777
Jar Financing, LLC	02/09/2016	193,535
Cooks Bridge, LLC	03/04/2016	87,670
Jar Financing, LLC	03/04/2016	63,770
Cooks Bridge, LLC	05/08/2016	75,000
World Health Industries	05/23/2016	479,975
Cooks Bridge, LLC	06/16/2016	56,462
Total notes payable as of November 17, 2014		$1,529,264

On May 28, 2014, as part of the Merger, the Company assumed an aggregate of $17,250 of promissory notes payable to PharmHouse Pharmacy. The notes are unsecured, bear interest at 3.25% and require quarterly payments of interest only. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

The remaining promissory notes payable are for a term of twenty-four (24) months, are unsecured, bear interest at 7.0% and require 18 monthly payments of interest only commencing at the beginning of month seven. The first six months of interest is deferred until maturity. The notes include a provision that upon an event of default the interest rate would increase to the default interest rate of 18%. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Capital Expenditures

For the nine months ended September 30, 2014, the Company had material capital expenditures of $59,755. The Company has no material commitments for capital expenditures as of September 30, 2014.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosures Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 - “Commitments and Contingencies” in our consolidated financial statements included in this Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).
3.2	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).
10.1

Independent Representative Agreement, dated as of July 17, 2014, by and between the Company and Vilex, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q/A, filed on October 1, 2014, and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the registrant’s Report on Form 10-Q for period from July 1, 2014 to September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

________________

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: November 19, 2014	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chief Executive Officer

Date: November 19, 2014	By:	/s/ David Hexter
David Hexter
Chief Financial Officer (Principal Financial and Accounting Officer)

