Form 10-K
period 2014-12-31
Fuse Medical, Inc.
filed 2015-04-15
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,547,560.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 13, 2015, 5,870,808 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our beliefs regarding potential clinical and other health benefits of our medical products, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our business and the healthcare industry, lack of product diversification, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in Item 1A “Risk Factors” and elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Annual Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Annual Report, and other documents which we may file from time to time with the SEC.

EXPLANATORY NOTE

On May 28, 2014, Golf Rounds.com, Inc., a Delaware corporation (“Golf Rounds”), consummated a “reverse merger” transaction with Fuse Medical, LLC, a Delaware limited liability company (“Fuse”). Details of the transaction are provided in Item 1 of this Annual Report.

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

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Accordingly, this Annual Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K.

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

Fuse was formed in Delaware on July 18, 2012 to market, distribute and sell internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products for use in a variety of surgical procedures. Subsequent to the formation of Fuse, two physician partnerships were formed to operate separate businesses focusing on the distribution of medical devices. Fuse Medical V, LP, was formed on November 15, 2012 and is owned 59% by Fuse, 1% by Fuse Management V, LLC (the General Partner) and 40% by individual physicians. The second partnership, Fuse Medical VI, LP was formed on January 31, 2013. Fuse Medical VI, LP was owned 59% by Fuse, 1% by Fuse Management VI, LLC (the General Partner) and 40% by individual physicians. Fuse Medical V, LP and Fuse Medical VI, LP are limited partnerships. Prior to the Merger, the General Partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interests to corresponding interests in Fuse, each becoming one of the Holders. Accordingly, the above companies became wholly-owned subsidiaries of Fuse immediately prior to the Merger. Certificates of Termination were filed for Fuse Medical V, LP, Fuse Medical VI, LP, Fuse Management V, LLC, and Fuse Management VI, LLC on February 12, 2015. A Certificate of Cancellation for Fuse Medical, LLC, was filed on February 20, 2015.

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

For products sold on a commission basis, the Company receives payment from the manufacturer or distributor. For products sold from the Company’s inventory, the Company receives payment directly from its customers. Currently, the Company has a limited number of customers that it sells products to. In the year ended December 31, 2014, the Company had a concentration of sales in a limited number of hospital and surgical facilities. Amniotics has historically made up the largest portion of the Company’s business. The Company recognizes that the diversification and growth of its customer base is instrumental to its long-term strategic and financial success. The Company has a diverse line of products and services and intends to grow both the number of customers and product sales through its product distribution channel strategy.

Our principal supplier is Texas AmBioMed, LLC (“AmBioMed”). Fuse entered into a Distributor Agreement with AmBioMed on August 2, 2012, pursuant to which Fuse acts as a non-exclusive global distributor of the following allograft products: AmnioFix® Spine Products, AmnioFix® Nerve Wrap, EpiFix® for wound care, AmBioChoice and AmbioChoice Plus. The term of the agreement was for an initial one year term and renews on each August 2nd anniversary date for successive one-year terms unless it is terminated in writing by either party. Fuse is required to purchase at least 10 units of AmBioMed product during each six month period of the agreement, which results in a minimum commitment of $2,640 every six months.

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

On January 8, 2015, the Company entered into a Distribution and Supply Agreement with BioDlogics, LLC (“BioD”), pursuant to which the Company was appointed as a non-exclusive distributor of certain products of BioD and granted the right to promote and sell such products in the United States. The term of the agreement with BioD is from January 8, 2015, through December 31, 2016, unless earlier terminated in accordance with the Agreement. The agreement sets forth a quota for the purchase of the products by the Company from BioD for the first year of the agreement, which the Company agreed to use its best efforts to meet or exceed.

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

Our executive management team, including our Chief Executive Officer and President, allocate part of their time to other companies.

Members of our executive management team, including Mr. Meeker, the Chief Executive Officer and President of our company, are also in management positions with other companies. Each of these individuals may allocate their time between the affairs of the Company and the affairs of other companies. This situation presents the potential for conflicts of interest in determining the respective percentages of their time to be devoted to the affairs of the Company and the affairs of others. In addition, if the affairs of these other companies require members of our management team to devote more substantial amounts of their time to the affairs of the other companies in the future, it could limit their ability to devote sufficient time to our affairs and could have a negative impact on our business.

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

Although we are not currently subject to any product liability proceedings, and we have no reserves for product liability disbursements, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products. We do not currently carry product liability insurance and our insurance coverage and any reserves we may maintain in the future for product related liabilities may not be adequate and our business could suffer material adverse consequences.

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

There are coverage risks associated with our becoming public through a reverse merger, including, among other things, security analysts of major brokerage firms may not provide coverage of us as there is no incentive to brokerage firms to recommend the purchase of our common stock. In addition, we may not attract the attention of major brokerage firms and certain investors due to our low stock price. We cannot assure you that brokerage firms would want to conduct any public offerings on our behalf in the future.

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

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements of technological innovations or new commercial products by our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with employees, suppliers or collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts’ recommendations;

•	short selling;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

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

Shares of our common stock are common equity interests. This means that our common stock will rank junior to any outstanding shares of our preferred stock that we may issue in the future and any future indebtedness we may incur and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding.

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of our board of directors, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have not paid or declared any dividends on our common stock during the past two fiscal years and we do not intend to pay any dividends on our common stock in the foreseeable future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to shareholders generally.

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

Our executive officers and directors beneficially own as a group approximately 44.7% of our outstanding shares of common stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock. In addition, because the Common Stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals, which might further delay a change of control.

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

Our independent auditors included an emphasis-of-matter paragraph in their opinion about the Company’s ability to continue as a going concern, which may hinder our ability to obtain future financing.

As of December 31, 2014, the Company has had losses from operations for the last several quarters and is currently dependent on its ability to raise capital from stockholders or other sources. Ultimately, we hope to resume viable profitable operations when operating efficiencies can be realized and our business plan is fully implemented. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. In their report dated April 15, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2014, concerning the Company’s assumption that we will continue as a going concern. Management plans to raise additional funds through offering our shares of common stock in private and/or public offerings and through debt financing, if available and needed. Our continued net operating losses increases the difficulty in meeting our plans and we might not be able to obtain additional financing on favorable terms, if at all, which could materially adversely affect our business and operations.

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

ITEM 3. LEGAL PROCEEDINGS.

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” The Plaintiffs had 30 days from April 21, 2014 to file a motion to reinstate the case and no timely action was taken by the Plaintiffs. However, the Plaintiffs did file a motion to reinstate on May 22, 2014 and it was granted. The Defendants argued a Motion to Dismiss before the court on July 25, 2014 and, on July 28, 2014, the court granted the motion and dismissed the Plaintiffs’ (i) breach of fiduciary duty claim against all Defendants, (ii) suit on sworn account claim against all Defendants except Fuse, and (iii) quantum meruit claim against all Defendants except Fuse. The Defendants were also awarded attorneys’ fees in the amount of $4,343.00. Discovery in this matter ended on March 25, 2015 and Plaintiffs failed to file any discovery requests during the period or seek an extension of the period. The Defendants believe the lawsuit to be completely without merit and are continuing to vigorously defend against the remaining claims. The Defendants plan on moving for summary judgment in this matter for failure to prosecute.

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

	High	Low
Fiscal 2014
First Quarter	$1.46	$0.66
Second Quarter	3.20	0.88
Third Quarter	3.00	1.50
Fourth Quarter	1.50	0.50
Fiscal 2013
First Quarter	$1.46	$0.48
Second Quarter	1.17	0.66
Third Quarter	2.92	0.66
Fourth Quarter	1.56	0.44

Transfer Agent

Our current transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC.

Holders of Record

As of April 13, 2015, there were 744 holders of record of the Company’s common stock.

Dividends

We have not paid or declared any dividends on our common stock during the past two fiscal years and we do not intend to pay any dividends on our common stock in the foreseeable future.

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

The following discussion highlights Fuse’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on Fuse’s audited and unaudited financial statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

On May 30, 2014, the Company changed its fiscal year end from August 31 to December 31. Accordingly, for the year ended December 31, 2014, the comparable period reflected below is for the year ended August 31, 2013.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended August 31, 2013

Net Revenues

For the year ended December 31, 2014, net product revenues were $941,086, compared to $979,539 for the year ended August 31, 2013, a decrease of $38,453, or 3.9%. Our pricing for amniotics was high when we initially began selling them. Subsequently, the reimbursable amounts received by our customers from insurance companies were found to be much lower than we anticipated. During April 2013 through June 2013, we significantly reduced our retail pricing in order to better align our prices with reimbursable amounts received by our customers from insurance companies. In addition, commencing November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. On an aggregate basis, the selling prices of our products decreased by approximately 44.5% during the current year period. The decrease in selling prices at the retail level had no effect on outstanding accounts receivable for sales made prior to April 2013. Selling prices were changed prospectively and no bad debt occurred as a result of the decreased selling prices. Even though the number of units sold increased substantially (see cost of revenues below) during the current year period compared to the prior year period, this was more than offset by the decrease in contract pricing extended to our retail customers as well as the commencement of selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Accordingly, net revenues decreased while the costs of revenues increased.

For the year ended December 31, 2014, consulting revenues were $0, compared to $79,800 for the year ended August 31, 2013. During the year ended December 31, 2014, we elected not to move forward with this consulting relationship.

Cost of Revenues

For the year ended December 31, 2014, our cost of revenues was $485,384, compared to $203,532 for the year ended August 31, 2013, representing an increase of $281,852, or 139%. During the year ended December 31, 2014, we established an allowance for inventory obsolescence of $133,319. Excluding the allowance for obsolescence recognized during 2014, our cost of revenues increased by $148,533, or 73.0%. During the periods presented (including the period from April to June 2013 when we significantly reduced our retail pricing), the costs of our individual inventory items did not materially change. In other words, our cost of revenues, on a per unit basis, did not increase significantly during the year ended December 31, 2014 compared to the prior year period. Accordingly, excluding the establishment of an allowance for inventory obsolescence, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold as well as the establishment of a reserve for inventory obsolescence. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the year ended December 31, 2014, we generated a gross profit of $455,702, compared to $855,807 for the year ended August 31, 2013, a decrease of $400,105, or 46.8%. The decrease in gross profit was primarily due to a decrease in contract pricing extended to our customers during the period from April to June 2013, the commencement in November 2013 of selling larger order quantities of the same product (subject to minimums) at a discounted selling price, and the establishment of an allowance for inventory obsolescence of $133,319 and a decrease in consulting revenues of $79,800. Excluding the establishment of an allowance for inventory obsolescence in the current year period and consulting revenues for the comparable prior year period, gross margins were 62.6% in the current year vs. 79.2% for the comparable prior year period. The decrease in gross margin percentage is primarily the result of the aforementioned decrease in contract pricing and commencement of selling larger order quantities at a discounted selling price.

Operating Expenses

General, Administrative and Other

For the year ended December 31, 2014, general, administrative and other operating expenses increased to $1,469,864 from $419,752 for the year ended August 31, 2013, representing an increase of $1,050,112, or 250%. This increase is primarily attributable to the costs associated with being a public company whereas there were no such costs in the prior year period. In particular, salaries and wages increased by $448,620 and legal and professional fees increased by $343,169. Further, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the year ended December 31, 2014 consisted primarily of salaries and wages, legal and professional fees, travel expenses, rent and insurance.

Merger Costs

For the year ended December 31, 2014, merger costs increased to $320,448 from $0 for the year ended August 31, 2013. Merger costs were incurred for the merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the year ended December 31, 2014, interest expense increased to $71,612 from $669 for the year ended August 31, 2013, representing an increase of $70,943, or 10,604%. Interest expense increased due to the issuance of an aggregate of $1,452,014 of promissory notes payable since December 31, 2013. Interest expense also includes interest on the Company’s line of credit, which is described in “Liquidity and Capital Resources”.

Net Income (Loss)

For the year ended December 31, 2014, the Company generated a net loss of ($1,405,045) compared to net income of $435,386 for the year ended August 31, 2013. The change from net income to a net loss is primarily due to the increase in operating expenses.

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

Liquidity and Capital Resources

Net cash used in operating activities during the year ended December 31, 2014 totaled $1,168,784 and resulted primarily from a net loss of $1,405,045 and an increase in accounts receivable of $54,339, partially offset by a decrease in inventories of $111,733 (resulted from establishing a reserve for obsolescence of $133,319), advances to Golf Rounds.com, Inc. expensed to merger costs of $105,000, and an increases in accounts payable of $93,210.

Net cash used in investing activities during the year ended December 31, 2014 totaled $70,313 and resulted from $60,954 of purchases of property and equipment, advances to Golf Rounds.com, Inc. of $10,000, offset by cash acquired in reverse merger of $641.

Net cash provided by financing activities during the year ended December 31, 2014 was $1,294,313 and resulted primarily from proceeds of $1,452,014 ($724,238 from related parties) from the issuance of promissory notes, partially offset by repayment of our line of credit of $100,000.

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

We intend to increase our revenues by expanding our client base as well as growing the number of manufacturers and suppliers from which we obtain products. We plan to increase the number of facility clients and physicians offering our products by utilizing our existing sales and account management representative network structure to drive physician and facility relationships. Our plans to increase the number of product lines available for sale will result in entering into agreements with manufacturers or suppliers, some of which may require the purchase of inventory while others may involve consigned inventory or a commission structure not requiring the purchase of inventory. In sum, our expansion strategy will likely require an increase in our working capital to fund increased inventories, accounts receivable and operating costs, including salaries and case coverage costs, legal fees, information technology platforms and travel and marketing expenses, offset by any increases in our accounts payable to the product manufacturers and suppliers. The working capital needed for this expansion shall be derived from an increase in our net borrowings, sale of our securities or a combination thereof.

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities. Since December 31, 2013, we raised gross proceeds of $1,512,014 through the issuance of two-year promissory notes payable. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. Our outstanding notes payable had maturity dates commencing December 2015. On December 31, 2014, the outstanding principal balance of notes payable of $1,512,014 and accrued interest of $57,893 was converted into 1,509,528 common shares of the Company. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from a significant stockholder; (ii) $100,000 from the sale of common shares to a related party; and (iii) $80,000 from the sale of common shares in private offerings.

At December 31, 2014, we had working capital of $147,054, including $67,555 in cash and cash equivalents. As of April 13, 2015, the Company had approximately $137,000 in available cash. The Company is currently attempting to raise up to $2,000,000 from private offerings (of which $80,000 has been raised to date) in order to fund operations. These proceeds will be used to meet cash flow deficits during the next 12 months and to accelerate the growth of the business. If we are unable to raise capital, we believe that, with our current available cash along with anticipated revenues, we will need to reduce operating expenses. Depending on our cash position, we may spend up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of amniotics relationships. Depending on the results of management’s efforts to realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated. Our cash balances are kept liquid in order to support our growing infrastructure needs. The majority of our cash is concentrated in a large financial institution.

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on December 31, 2014. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company has had losses from operations for the last several quarters and is currently dependent on its ability to raise capital from stockholders or other sources in order to sustain operations and eventually resume profitable operations. Management plans to raise additional funds through offering our shares of common stock in private and/or public offerings and through debt financing, if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement its intended business strategy. The Company plans to become profitable by increasing the sale of internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products that it markets, distributes and sells.

In their report dated April 15, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2014 concerning the Company’s assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

The Company has financed its operations from the issuance of notes payable and equity securities. As of December 31, 2014, all notes payable other than those listed below had been converted into common shares of stock of the Company.

On May 28, 2014, we acquired $17,250 of notes payable due to PharmHouse Pharmacy. As of April 13, 2015, the aggregate notes payable are $17,250 to PharmHouse Pharmacy. The maturity dates and amounts of each individual notes payable are as follows:

Outstanding Notes Payable

Note	Maturity Date	Amount
PharmHouse Pharmacy	07/29/2015	$6,000
PharmHouse Pharmacy	08/28/2015	11,250
Total notes payable as of April 13, 2015		$17,250

On May 28, 2014, as part of the Merger, the Company assumed an aggregate of $17,250 of promissory notes payable to PharmHouse Pharmacy. The notes are unsecured, bear interest at 3.25% and require quarterly payments of interest only. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

In addition, the Company expects Cooks Bridge, LLC and Cooks Bridge II, LLC to assist in the funding of its working capital and growth needs in the future.

Off-balance Sheet Arrangement

The Company has no off-balance sheet arrangements.

Related Party Transactions

No related party transactions had a material impact on our operating results. See Item 13 below and Note 13 - “Related Party Transactions” to the Company’s financial statements.

New Accounting Pronouncements

See Note 2 - “Significant Accounting Policies” to the Company’s financial statements.

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

Going Concern

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As discussed below, certain conditions currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company has had losses from operations for the last several quarters and is currently dependent on its ability to raise capital from stockholders or other sources. Ultimately, we hope to resume viable profitable operations when operating efficiencies can be realized and our business plan is fully implemented. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. In their report dated April 15, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2014, concerning the Company’s assumption that we will continue as a going concern.

Management plans to raise additional funds through offering our shares of common stock in private and/or public offerings and through debt financing, if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement its intended business strategy. The Company plans to become profitable by increasing the sale of internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products that it markets, distributes and sells.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION.

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the period covered by this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information regarding the Company’s current executive officers and directors. Except with respect to the Merger Agreement, there is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position
D. Alan Meeker	50	Chairman of the Board, Chief Executive Officer, President and Director
David Hexter	46	Interim Chief Financial Officer
Chris Pratt	44	Chief Medical Officer and Director
Rusty Shelton	61	Chief Development Officer and Director
Randall Dei	57	Medical Director of Podiatry and Director
Robert H. Donehew	63	Director

D. Alan Meeker, 50, co-founded Fuse in 2012 and has served as its Chief Executive Officer since October 2012. In July 2014, Mr. Meeker also assumed the position of President. Mr. Meeker now serves as the Chief Executive Officer and President of the Company and Chairman of its board. Mr. Meeker’s appointment to our board was provided for in the Merger Agreement. Mr. Meeker has also served as the Chief Executive Officer of the Conglomerate and Crestview Group of Companies since 2000. The Conglomerate and Crestview Group of Companies are engaged in the business of healthcare, genetics, oil & gas exploration and production, airfreight and logistics, land and land rights acquisition, agriculture, and syndicated television production. Prior to founding the Conglomerate and Crestview Group of Companies and beginning in 1995, Mr. Meeker was a private developer and consultant for multinational companies specializing in sophisticated contract negotiation and representation in the hospitality, oil & gas, finance and real estate fields in established and emerging nations. Prior to 1995, Mr. Meeker served as trust manager of the EHM Trust, a private family office. While at the EHM Trust between 1990 and 1995, Mr. Meeker specialized in asset management, financing structure, commercial development, and acquisition & divestiture in the oil & gas and real estate fields. Mr. Meeker attended Texas Christian University.

Mr. Meeker has over a decade’s worth of experience serving as a chief executive officer and will bring over 20 years of financial, managerial, and general business experience to our board.

David Hexter, 46, has served as the interim Chief Financial Officer of Fuse since May 2014. Mr. Hexter has also served as the principal of David A. Hexter, CPA, P.A. since December 2005 and Mr. Hexter served as an audit manager for Weinberg & Company, P.A. from 2000 to 2005. Mr. Hexter received his undergraduate degree in Accounting from Arizona State University in 1990 and a master’s degree in Accounting from Florida Atlantic University in 1998. Mr. Hexter has been licensed as a certified public accountant in the state of Florida since 1999.

Dr. Chris Pratt, 44, co-founded Fuse in 2012 and has served as its Chief Medical Officer since 2012. Dr. Pratt now serves as the Chief Medical Officer of the Company and as a member of its board. Dr. Pratt’s appointment to our board was provided for in the Merger Agreement. He was integral in development of Physicians Surgical Center in 2004, served on the board, and negotiated the transition to a Baylor USPI entity in January 2010. Dr. Pratt has served as the Chairman of the Board for the Baylor USPI surgery center in Fort Worth since 2010, and facilitated the merger with Orthopedic Surgery Pavilion. He also co-founded and developed Granbury Surgical Center in 2007, and facilitated the transition to a Baylor USPI entity in 2009.

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

Dr. Randall L. Dei, 57, served as the Medical Director of Podiatry for Fuse. Dr. Dei now serves as the Medical Director of Podiatry for the Company and as a member of its board. Dr. Dei’s appointment to our board was provided for in the Merger Agreement. Dr. Dei has also served as the president and managing partner of his private group practice, the Foot and Ankle Health Center since 1994. The Foot and Ankle Health Center is a regional podiatric group practice employing four physicians specializing in reconstructive foot and ankle surgery. He is board certified by the American Board of Podiatric Surgery in Foot and Ankle Surgery, a member of the American College of Foot and Ankle Surgeons and a member of the American Podiatric Medical Association. Dr. Dei has served the podiatric community throughout his entire career, building relationships across all sectors of podiatric professional organizations and related industries. He is the immediate past President of the American Board of Podiatric Surgery (“ABPS”) and has served on its Board of Directors since September 2007. He has served on many ABPS committees including: Oral Examinations, Oral Field Testing, Computer Based Patient Simulation, Credentials, Credentialing Guidelines, Residency Training, Communications, Surgical Practice Analysis, Maintenance of Certificate and as their representative to the Joint Residency Review Committee of the Council on Podiatric Medical Education. Dr. Dei serves on the Professional Relations Committee for the American College of Foot and Ankle Surgeons. Dr. Dei has also served on committees for the Wisconsin State Podiatric Medical Association.

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

Robert H. Donehew, 63, has served as member of our board since February 2000, as President and Treasurer of the Company since November 2000 and as the Secretary of the Company since December 2005. Mr. Donehew also served as Vice President and Treasurer of the Company from February 2000 until October 2000. Effective upon completion of the Merger, Mr. Donehew resigned as President, Treasurer and Secretary of the Company, but remains as a member of the board. Mr. Donehew’s appointment to our board was provided for in the Merger Agreement.

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

Name and Principal Position	Year(1)	Salary	Total

D. Alan Meeker(2)	2014	-	-
Chief Executive Officer and President	2013-T	-	-
	2013	-	-

David Hexter(3)	2014	$45,000	$130,350
Chief Financial Officer	2013-T	-	-
	2013	-	-

Robert H. Donehew	2014	-	-
Former President, Secretary, and Treasurer(4)	2013-T	-	-
	2013	$22,500	$22,500

_____________

(1)

Year: Disclosure for 2013-T includes salary for the four month period ended December 31, 2013. The 2013 and 2012 periods include salary for the fiscal years ended August 31, 2013 and 2012, respectively.

(2)	Mr. Meeker did not receive any compensation in connection with his service to the Company.
(3)

From June 1, 2014 until September 30, 2014, Mr. Hexter served as Interim Chief Financial Officer through an Interim CFO Agreement the Company entered into with David A. Hexter, CPA, P.A., which was paid $85,350. Mr. Hexter became an employee of the Company on October 1, 2014 and was paid a salary of $45,000 through December 31, 2014.

Effective June 1, 2013, due to the financial status of the Company, Mr. Donehew continued to perform his duties as.

(4)	Mr. Donehew served as President, Secretary and Treasurer at no charge to the Company until he resigned from these positions effective May 28, 2014.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for the named executive officer as of December 31, 2014. The outstanding equity awards are presented on a post-Reverse Stock Split basis.

Name	Number of securities underlying unexercised options (#) exercisable	Option Exercise Price	Option Expiration Date

Robert H. Donehew(1)	684	$8.77	08/25/2015
	4,104	$8.77	07/16/2016
	2,052	$12.13	07/22/2017
	1,368	$11.11	08/06/2018

____________

(1)	The options were granted on the following dates:

Options	Grant Date	Expiration Date

684	08/26/2005	08/25/2015
4,104	07/17/2006	07/16/2016
2,052	07/23/2007	07/22/2017
1,368	08/07/2008	08/06/2018

Compensation Arrangements for Directors

The Company has not established a compensation plan for its directors. Mr. Donehew did not receive any separate cash or other compensation for his services as a director for the annual period ended December 31, 2014, the Company’s last completed fiscal year. The former executive officers and managers of Fuse have not received any cash or other compensation for the annual period ended December 31, 2014.

Consultant and Independent Contractor Agreements

On May 1, 2014, the Company entered into a Medical Director Agreement with Dr. Randall L. Dei. The Agreement provides that Dr. Dei is an independent contractor providing various medical consulting services and it is for successive one year terms unless terminated. The Company shall pay Dr. Dei $16,667.67 per month. The agreement provides that, during the term and for a period of two (2) years thereafter, Dr. Dei will not provide similar consulting services to a business competing with the Company. Effective October 1, 2014, the compensation to this individual was reduced to $5,000 per month. Effective November 1, 2014, the compensation to this individual was reduced to $0 per month.

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

On June 1, 2014, the Company entered into an Interim CFO Agreement with David Hexter as a representative of David A. Hexter, CPA, P.A. The Agreement provides that the relationship among the parties is that of an independent contractor providing various CPA services and it is for an initial 3 month term and thereafter, the term shall automatically be deemed renewed for up to three (3) sequential one month terms until terminated or the award of employment to Mr. Hexter. The Company shall pay Mr. Hexter at a rate of $150 per hour during the initial term and shall pay Mr. Hexter a monthly retainer of $15,000. During the initial term, any hours in excess of 300 (the “Excess Hours”) shall be paid in cash at the rate of $150 per hour or, at the Company’s election, in fully vested stock in the Company (at $200 per hour based on the average closing price during the 5 days prior to the end of the initial term). Compensation for the Excess Hours during the initial term shall not exceed $15,000. The Company shall pay Mr. Hexter at a rate of $150 per hour during any one month renewal term and shall pay Mr. Hexter a monthly retainer of $15,000. During each renewal term, any hours in excess of 100 shall be paid in cash at the rate of $150 per hour or, at the Company’s election, in fully vested stock in the Company (at $200 per hour based on the average closing price during the 5 days prior to the end of the renewal term). This agreement terminated on September 30, 2014. Mr. Hexter became an employee of the Company on October 1, 2014 and was paid a salary of $45,000 through December 31, 2014.

On July 1, 2014, the Company entered into a General Counsel Agreement with Ross Eichberg, P.C. The Agreement is for a term of five (5) years and thereafter, it renews for successive one year terms unless terminated. In the event the agreement is terminated without cause (as defined in the agreement), the Company shall pay, after the parties’ execution of a release, non-disparagement, non-competition and confidentiality agreement, a lump sum equal to the remainder of the initial five (5) year term or any one (1) year extension in effect. The Company shall pay a base salary of $300,000 per year and a signing bonus of $61,000. The General Counsel will also be eligible for a performance bonus each year to be determined by the Board. The General Counsel will also be reimbursed for weekly travel to Fort Worth from Maryland for two (2) years, not to exceed $2,500 per month. The General Counsel will receive benefit coverage and be eligible to participate in various equity participation that may become available to the management team in the future. Mr. Eichberg became an employee of the Company on October 1, 2014 and was paid a salary of $75,000 through December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, on a post-Reverse Stock Split basis, the number of shares of common stock beneficially owned as of April 13, 2015, by (i) those persons or groups known to beneficially own more than 5% of the Company’s common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Executive Officers
Rusty Shelton	797,904	(2)	13.6%
Chris Pratt	725,476	(3)	12.4%
D. Alan Meeker	717,691	(4)	12.2%
Randall Dei	252,816	(5)	4.3%
Robert H. Donehew	125,710	(6)	2.1%
David Hexter	10,461		0.2%
All directors and executive officers as a group (6 people)	2,630,058	(7)	44.7%

Five Percent Stockholders
Jonathan Brown	1,463,903	(8)	24.9%
WHIG, LLC	725,022		12.3%

_____________

(1)

Applicable percentages are based on 5,870,808 shares outstanding as of April 13, 2015, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

31

(2)

Includes 540,000 shares of common stock owned by ReSurge Hospitals, Inc., of which Mr. Shelton is the sole stockholder; 105,970 shares owned by JAR Financing, LLC, Mr. Shelton and Mr. Meeker serve as two of its three managers; 102,934 shares held by Cooks Bridge, LLC, Mr. Shelton and Dr. Pratt are two of its managers; and 49,000 shares held by Cooks Bridge II, LLC, Mr. Shelton and Dr. Pratt are two of its managers.

(3)

Includes 648,000 shares of common stock owned by CCEP Holdings, LLC, of which Dr. Pratt is the sole member; 51,536 shares held by Cooks Bridge, LLC, Dr. Pratt and Mr. Shelton are two of its managers; and 25,940 shares held by Cooks Bridge II, LLC, Dr. Pratt and Mr. Shelton are two of its managers.

(4)

Includes 540,000 shares of common stock owned by Axis Global, LLC, of which Mr. Meeker is the sole member; 105,969 shares held by JAR Financing, LLC, Mr. Meeker and Mr. Shelton serve as two of its three managers; 69,522 shares held by Cooks Bridge, LLC, Mr. Shelton and Dr. Pratt are two of its managers; and 2,200 shares owned by ShennaCo Investment Corporation, Inc. Mr. Meeker is the President of ShennaCo Investment Corporation, Inc. of which the sole stockholder is the David Alan Meeker Family Irrevocable Trust (“DAMFIT”). Mr. Meeker does not serve as a trustee nor is he the beneficiary of DAMFIT.

(5)

Includes 180,000 shares of common stock owned by TJAL Holdings, LLC, of which Dr. Dei is the sole member; 49,016 shares held by Cooks Bridge, LLC, Mr. Shelton and Dr. Pratt are two of its managers; and 23,800 shares held by Cooks Bridge II, LLC, Mr. Shelton and Dr. Pratt are two of its managers.

(6)

Includes 6,840 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner and Mr. Donehew is the manager of Donehew Capital LLC; 9,803 shares held by Cooks Bridge, LLC, Mr. Shelton and Dr. Pratt are two of its managers; 4,660 shares held by Cooks Bridge II, LLC, Mr. Shelton and Dr. Pratt are two of its managers; and on a post-Reverse Stock Split basis, 8,208 shares of common stock issuable upon exercise of exercisable options.

(7)	Includes, on a post-Reverse Stock Split basis, 8,208 shares of common stock issuable upon exercise of exercisable options.
(8)

Includes 1,206,000 shares of common stock owned by Twelve Global, LLC, of which Mr. Brown is the sole member; 105,969 shares owned by JAR Financing, LLC, Mr. Meeker and Mr. Shelton serve as two of its three managers; 102,934 shares held by Cooks Bridge, LLC, Mr. Shelton and Dr. Pratt are two of its managers; and 49,000 shares held by Cooks Bridge II, LLC, Mr. Shelton and Dr. Pratt are two of its managers.

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable

Unregistered Sales of Equity Securities.

Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no issuer purchases of our equity securities during the fiscal year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company’s CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500, $4,000, $2,000 and $0 for the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, respectively.

As of April 13, 2015, the Company had a $100,000 two-year note payable to WHIG, LLC, which is owned 15% by ShennaCo Investment Corporation, Inc. Mr. Meeker is the President of ShennaCo Investment Corporation, Inc. of which the sole stockholder is the DAMFIT. Mr. Meeker does not serve as a trustee nor is he the beneficiary of DAMFIT. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

On January 12, 2015, we entered into a Securities Purchase Agreement with Cooks Bridge II, LLC. Pursuant to the terms of the Agreement, Cooks Bridge II, LLC purchased 200,000 of common stock of the Company at a purchase price of $0.50 per share, or an aggregate amount of $100,000.

Management and Ownership of Cooks Bridge II, LLC

Cooks Bridge II, LLC is managed by Dr. Pratt, a Director of the Company, and Rusty Shelton, a Director and the Chief Development Officer of the Company.

Twelve Global, LLC, owns a 24.5% membership interest in Cooks Bridge II, LLC and its sole member, Jonathan Brown, is a beneficial owner of 24.9% of the Company’s common stock.

ReSurge Hospitals, Inc. owns a 24.5% membership interest in Cooks Bridge II, LLC and its sole stockholder, Rusty Shelton, is a Director and the Chief Development Officer of the Company and a beneficial owner of 13.6% of the Company’s common stock.

CCEP Holdings LLC, owns a 12.97% membership interest in Cooks Bridge II, LLC and its sole member, Dr. Pratt, is a Director and the Chief Medical Officer of the Company and a beneficial owner of 12.4% of the Company’s common stock.

TJAL Holdings, LLC, owns a 11.90% membership interest in Cooks Bridge II, LLC and its sole member, Dr. Dei, is a Medical Director of Podiatry and a Director of the Company and a beneficial owner of 4.3% of the Company’s common stock.

Paro, LLC, owns a 11.90% membership interest in Cooks Bridge II, LLC and its sole member, Ross Eichberg, the General Counsel of the Company.

Lion Share LLC, owns a 11.90% membership interest in Cooks Bridge II, LLC and its sole member, Dr. Corey, is a Medical Director of the Company.

Robert Donehew, the former Chief Executive Officer of the Company, is the sole member of Trebor Opportunities LLC. Trebor Opportunities LLC holds a 2.33% membership interest in Cooks Bridge II, LLC. Mr. Donehew is a Director of the Company and beneficially owns 2.1% of the Company’s common stock.

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

During the annual period ended December 31, 2014, the board of directors held 4 meetings and acted by written consent 1 time. The board does not have a formal policy of attendance of directors at the annual meeting. The Company did not have an annual meeting of stockholders in 2014.

Arrangements with Executive Officers and Directors

The disclosures set forth in Item 11 of this Annual Report under the section “Consultant and Independent Contractor Agreements” regarding Dr. Randall L. Dei and David Hexter are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The board of directors selected Weinberg & Company to serve as our independent registered public accounting firm for the years ended August 31, 2005 through 2013, the transition period ended December 31, 2013, and the year ended December 31, 2014. In taking this action, the board considered Weinberg & Company’s independence with respect to the services to be performed and other factors, which the board believes is advisable and in the best interest of the stockholders. Weinberg & Company served as our independent registered public accounting firm for the year ended December 31, 2014, the four months ended December 31, 2013 and the year ended August 31, 2013, and has no financial interest of any kind in us except the professional relationship between auditor and client.

Representatives of Weinberg & Company will attend the annual meeting in person or telephonically. They will have an opportunity to make a statement if they wish to do so, and will be available to respond to appropriate questions.

Audit and Non-Audit Fees

The following table shows the fees for professional services rendered by Weinberg & Company for the audit of the Company’s annual financial statements for the year ended December 31, 2014, the transition period ended December 31, 2013 and the fiscal year ended August 31, 2013 and fees billed for other services rendered by Weinberg & Company during those periods.

Fee Category	2014 Fees ($)	Transition Period Fees ($)	2013 Fees ($)

Audit Fees	$98,200	$35,000	$18,250
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total Fees	$98,200	$35,000	$18,250

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

The board of directors, acting as the audit committee, pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act for the annual period ended December 31, 2014. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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
10.22

Independent Representative Agreement, dated as of July 17, 2014, by and between the Company and Vilex, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q/A, filed on October 1, 2014, and incorporated herein by reference).

10.23	Form of Indemnification Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).
10.24

Debt Assumption and Release Agreement dated December 31, 2014, by and among World Health Industries, Inc., WHIG, LLC, Fuse Medical, LLC, and Fuse Medical, Inc. (filed as Exhibit 10.1 to the Form 8-K filed January 6, 2015).

10.25	Debt Assumption and Release Agreement dated December 31, 2014, by and among Cooks Bridge, LLC, Fuse Medical, Inc., and Fuse Medical, LLC. (filed as Exhibit 10.2 to the Form 8-K filed January 6, 2015).
10.26

Debt Assumption and Release Agreement dated December 31, 2014, by and among JAR Financing, LLC, Fuse Medical, Inc., and Fuse Medical, LLC. (filed as Exhibit 10.3 to the Form 8-K filed January 6, 2015).

10.27	Debt Conversion Agreement dated December 31, 2014, by and among World Health Industries, Inc., WHIG, LLC, and Fuse Medical, Inc. (filed as Exhibit 10.4 to the Form 8-K filed January 6, 2015).
10.28	Debt Conversion Agreement dated December 31, 2014, by and between Cooks Bridge, LLC, and Fuse Medical, Inc. (filed as Exhibit 10.5 to the Form 8-K filed January 6, 2015).
10.29	Debt Conversion Agreement dated December 31, 2014, by and between JAR Financing, LLC and Fuse Medical, Inc. (filed as Exhibit 10.6 to the Form 8-K filed January 6, 2015).
10.30	Securities Purchase Agreement dated January 12, 2015, by and between Cooks Bridge II, LLC and Fuse Medical, Inc. (filed as Exhibit 10.1 to the Form 8-K filed January 30, 2015).
21.1 *	List of Subsidiaries
31.1 *	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

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

FUSE MEDICAL, INC.
(Registrant)

Date: April 15, 2015	By:	/s/ D. Alan Meeker
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

Date: April 15, 2015	By:	/s/ D. Alan Meeker
D. Alan Meeker
Chairman of the Board, Chief Executive Officer and President

Date: April 15, 2015	By:	/s/ David Hexter
David Hexter
Chief Accounting Officer, Chief Financial Officer

Date: April 15, 2015	By:	/s/ Chris Pratt
Chris Pratt, Director

Date: April 15, 2015	By:	/s/ Rusty Shelton
Rusty Shelton, Director

Date: April 15, 2015	By:	/s/ Randall Dei
Randall Dei, Director

Date: April 15, 2015	By:	/s/ Robert Donehew
Robert Donehew, Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
Consolidated Statements of Operations for the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012 (Unaudited)	F-4
Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2014, the four months ended December 31, 2013 and the year ended August 31, 2013	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012 (Unaudited)	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Fuse Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2014, the four month period ended December 31, 2013 and the year ended August 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuse Medical, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their consolidated operations and cash flows for the year ended December 31, 2014, the four month period ended December 31, 2013 and the year ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a significant net loss and negative cash flows from operations during the year ended December 31, 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company

Los Angeles, California

April 15, 2015

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets

Current assets:
Cash and cash equivalents	$67,555	$12,339
Accounts receivable, net of allowance of $220 and $0, respectively	196,236	147,987
Accounts receivable - related parties	-	2,538
Inventories	131,382	243,115
Advances to Golf Rounds.com, Inc.	-	95,000
Prepaid expenses and other receivables	49,250	370
Other receivables - related parties	50,000	32,382
Total current assets	494,423	533,731

Property and equipment, net	48,961	1,287
Security deposit	2,489	-

Total assets	$545,873	$535,018

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$276,619	$161,143
Accounts payable - related parties	43,134	48,339
Accrued expenses	10,366	63,400
Line of credit	-	100,000
Notes payable, current portion	17,250	-
Total current liabilities	347,369	372,882

Notes payable - related parties	-	60,000
Total liabilities	347,369	432,882

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 5,510,808 and 3,600,000 issued and outstanding, respectively	55,108	36,000
Additional paid-in capital	1,656,893	79,600
Subscriptions receivable (0 and 81,972 shares)	-	(500)
Accumulated deficit	(1,513,497)	(12,964)
Total stockholders’ equity	198,504	102,136

Total liabilities and stockholders’ equity	$545,873	$535,018

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the Four	For the Four
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31, 2014	August 31, 2013	December 31, 2013	December 31, 2012
Revenues:
Product revenues	$941,086	$979,539	$250,947	$405,912
Consulting revenues	-	79,800	26,600	-
Total revenues	941,086	1,059,339	277,547	405,912

Cost of revenues	485,384	203,532	83,109	60,620

Gross profit	455,702	855,807	194,438	345,292

Operating expenses:
General, adminstrative and other	1,469,864	419,752	388,791	142,689
Merger costs	320,448	-	-	-
Total operating expenses	1,790,312	419,752	388,791	142,689

Operating income (loss)	(1,334,610)	436,055	(194,353)	202,603

Other income (expense):
Interest income	1,177	-	370	-
Interest expense	(71,612)	(669)	(746)	(112)
Total other income (expense)	(70,435)	(669)	(376)	(112)

Net income (loss)	$(1,405,045)	$435,386	$(194,729)	$202,491

Net income (loss) per common share - basic and diluted	$(0.37)	$0.15	$(0.06)	$0.06

Weighted average number of common shares outstanding - basic and diluted	3,793,489	2,978,193	3,141,091	3,373,113

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2014, THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND THE YEAR ENDED AUGUST 31, 2013

	Common Stock		Additional Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 31, 2012	2,412,000	$24,120	$(17,420)	$-	$16,688	$23,388

Common stock issued to founders for cash	2,279,232	22,792	(9,592)	(1,600)	-	11,600

Treasury stock acquired and retired	(1,206,000)	(12,060)	8,710	-	-	(3,350)

Distributions	-	-	-	-	(196,309)	(196,309)

Net income	-	-	-	-	435,386	435,386

Balance, August 31, 2013	3,485,232	34,852	(18,302)	(1,600)	255,765	270,715

Common stock issued for cash and services	114,768	1,148	97,902	(400)	-	98,650

Subscription receivable collected	-	-	-	1,500	-	1,500

Distributions	-	-	-	-	(74,000)	(74,000)

Net loss	-	-	-	-	(194,729)	(194,729)

Balance, December 31, 2013	3,600,000	36,000	79,600	(500)	(12,964)	102,136

Issuance of common shares in connection with Golf Rounds.com, Inc. merger	401,280	4,013	(4,013)	-	(28,411)	(28,411)

Reclassification of undistributed earnings of Fuse Medical, LLC to Additional paid-in capital upon its transition from a nontaxable entity to a taxable entity	-	-	26,494	-	(26,494)	-

Distributions prior to the merger	-	-	-	-	(40,583)	(40,583)

Proceeds from subscriptions receivable	-	-	-	500	-	500

Conversion of notes payable and accrued interest into common shares	1,509,528	15,095	739,669	-	-	754,764

Capital contribution from debt forgiveness	-	-	815,143	-	-	815,143

Net loss	-	-	-	-	(1,405,045)	(1,405,045)

Balance, December 31, 2014	5,510,808	$55,108	$1,656,893	$-	$(1,513,497)	$198,504

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the	For the Four	For the Four
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31, 2014	August 31, 2013	December 31, 2013	December 31, 2012
				(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,405,045)	$435,386	$(194,729)	$202,491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	6,090	-	-	-
Depreciation	13,280	280	196	-
Advances to Golf Rounds.com, Inc. expensed to merger costs	105,000	-	-	-
Stock-based compensation	-	-	95,050	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(54,339)	(59,584)	(53,311)	(194,856)
Accounts receivable - related parties	2,538	-	(2,538)	-
Inventories	111,733	(191,973)	(39,702)	(77,325)
Prepaid expenses and other receivables	(38,285)	(26,600)	26,230	-
Security deposit	(2,489)	-	-	-
Accounts payable	93,210	159,122	(12,019)	148,224
Accounts payable - related parties	(5,205)	2,987	32,963	946
Accrued expenses	4,728	-	63,400	-
Net cash provided by (used in) operating activities	(1,168,784)	319,618	(84,460)	79,480

Cash flows from investing activities:
Purchases of property and equipment	(60,954)	(1,763)	-	-
Advances to Golf Rounds.com, Inc.	(10,000)	-	(95,000)	-
Cash acquired in reverse merger	641	-	-	-
Net cash used in investing activities	(70,313)	(1,763)	(95,000)	-

Cash flows from financing activities:
Proceeds from (repayments to) line of credit, net	(100,000)	100,000	-	40,000
Advances to related parties	(92,611)	-	(32,382)	-
Repayments received from related parties	74,993	-	-	-
Proceeds from issuance of promissory notes	727,776	-	-	-
Proceeds from issuance of promissory notes to related parties	724,238	-	60,000	-
Proceeds from sale of common stock	-	11,600	5,100	7,300
Proceeds from subscriptions receivable	500	-	-	-
Disbursements to acquire treasury stock	-	(3,350)	-	(3,350)
Distributions prior to the merger	(40,583)	(196,309)	(74,000)	(26,686)
Net cash provided by (used in) financing activities	1,294,313	(88,059)	(41,282)	17,264

Net increase (decrease) in cash and cash equivalents	55,216	229,796	(220,742)	96,744

Cash and cash equivalents - beginning of period	12,339	3,285	233,081	3,285

Cash and cash equivalents - end of period	$67,555	$233,081	$12,339	$100,029

Supplemental disclosure of cash flow information:
Interest paid	$13,439	$669	$746	$112

Non-cash investing and financing activities:
Assumption of net liabilities in reverse merger	$28,411	$-	$-	$-
Reclassification of undistributed earnings of Fuse Medical, LLC to Additional paid-in capital upon its transition from a nontaxable entity to a taxable entity	$26,494	$-	$-	$-
Conversion of notes payable and accrued interest into common shares	$1,569,907	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

Note 1. Nature of Operations and Going Concern

Overview

Fuse Medical, Inc. (together with its subsidiaries, the “Company” or “Fuse Medical”) was formed in Delaware on July 18, 2012 as Fuse Medical, LLC. Fuse Medical V, LP was formed in Texas on November 15, 2012 and upon formation was owned 59% by Fuse Medical, LLC. Fuse Medical VI, LP was formed in Texas on January 31, 2013 and upon formation was owned 59% by Fuse Medical, LLC.

On December 18, 2013, Fuse Medical, LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Golf Rounds.com, Inc. (the “Registrant”), Project Fuse LLC (a wholly-owned subsidiary of Golf Rounds.com, Inc.) (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the members of Fuse Medical, LLC (the “Representative”). Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to change its name from “GolfRounds.com, Inc.” to “Fuse Medical, Inc.” On May 28, 2014, the transactions contemplated by the Merger Agreement closed wherein Merger Sub merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. (the “Merger”). Accordingly, on May 28, 2014, the Company was recapitalized in a reverse merger (See Note 10). All references to the Company or Fuse Medical before May 28, 2014 are to Fuse Medical, LLC. On May 30, 2014, the Company changed its fiscal year end from August 31 to December 31.

Fuse Medical distributes diversified healthcare products and supplies, including biologics, internal fixation products and bone substitute materials in several states. The Company strives to provide cost savings and clinical outcomes to its customers, which include physicians and medical facilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $1,405,045 and used $1,168,784 of cash in our operating activities during the year ended December 31, 2014. As of December 31, 2014, we had $67,555 of cash and cash equivalents on hand, stockholders’ equity of $198,504 and working capital of $147,054. While management expects operating trends to improve over the course of 2015, the Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

During the period from December 31, 2013 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $1,512,014, of which 784,238 was received from related parties. On December 31, 2014, the foregoing borrowings were converted to shares of common stock on December 31, 2014.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. Commencing with the fourth quarter of 2014, we began to ramp up our revenues derived from the sale of internal fixation products, which will increase the amount of gross profit from operations. Accordingly, we shall have increased spending on payroll expenses as we increase our professional staff in this effort. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from a significant stockholder; (ii) $100,000 from the sale of common shares to a related party; and (iii) $80,000 from the sale of common shares in private offerings, of which we are seeking up to $2,000,000 from these private offerings. No assurance can be given that such financing will be available, or if available, at rates favorable to the Company or its stockholders.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on December 31, 2014. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

The weighted average number of common shares outstanding has been retroactively restated for: (1) the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented; and (2) the 14.62 to 1 reverse stock split that occurred May 28, 2014 (See Note 10).

As of December 31, 2014, common stock equivalents included options to purchase 11,628 common shares. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. Prior to May 28, 2014, the Company had no potentially dilutive instruments and, accordingly, basic and diluted earnings per share are the same.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. Based upon management’s assessment, there were no indicators of impairment of its long lived assets at December 31, 2014 and 2013.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

Product revenues is comprised of medical biologics, internal fixation products, bone substitute materials and other medical supplies. For customers that order products as needed (i.e. for specific cases), the Company invoices the customer on the date the product is utilized. For customers that order larger quantities of the same product (subject to minimums) at a reduced selling price, the Company invoices the customers when the products are shipped. Payment terms are net 30 days after the invoice date.Consulting revenues is recognized on a monthly basis pursuant to an agreement. This revenue is recorded in the period the services have been provided.

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

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in product revenues and the related costs in cost of revenues.

Income Taxes

The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2014, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Segment Information

The Company operates in one reportable segment including medical products and supplies. The Company's chief operating decision maker, its CEO and President, manages the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision maker on any component level.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

During the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, interest income of $1,177, $0, $370 and $0, respectively, was recognized on these advances.

Note 4. Other Receivables – Related Parties

During the year ended December 31, 2014, the Company advanced an aggregate of $92,611 to and received an aggregate of $74,993 from three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and due on demand. The balance due from the three entities was $50,000 and $32,382 as of December 31, 2014 and December 31, 2013, respectively. On January 12, 2015, the Company received the entire $50,000 due from this receivable (See Note 13).

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Computer equipment	$36,240	$1,763
Furniture and fixtures	15,977	-
Software	10,500	-
	62,717	1,763
Less: accumulated depreciation	(13,756)	(476)
Property and equipment, net	$48,961	$1,287

Depreciation expense for the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012 was $13,280, $280, $196 and $0, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

Note 6. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Accrued interest	$21	$-
Other accrued expenses	10,110	-
Accrued compensation	235	63,400
Accrued expenses	$10,366	$63,400

Note 7. Line of Credit

Since October 10, 2012, the Company maintained a line of credit with a bank, up to a maximum credit line of $100,000. The line of credit bore interest equal to 2.25% per year based on a year of 360 days. The line of credit required minimum monthly payments consisting of interest only. The line of credit was secured by a money market account having an approximate balance of $105,000 that is: (i) owned by an individual that is both an officer and a director of the Company and his spouse and (ii) is maintained at the bank extending the line of credit. The line of credit was due on demand or, if no demand was made, all outstanding principal and accrued interest on the line of credit was due October 10, 2014. On October 16, 2014, the line of credit was fully repaid and voluntarily terminated. During the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, interest expense of $1,937, $669, $746 and $112, respectively, was recognized on the line of credit. The balance due on the line of credit as of December 31, 2014 and December 31, 2013 was $0 and $100,000, respectively.

Note 8. Notes Payable

Notes Payable

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

Notes Payable – Related Parties

On December 31, 2013, the Company issued a two-year promissory note payable in exchange for aggregate cash proceeds of $60,000. During the period from January 15, 2014 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $724,238. The funds were received from entities controlled by officers of the Company. The officers also owned or partially owned the entities from which the funds were received. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 10 and 13).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

During the period from January 14, 2014 through May 23, 2014, the Company issued three two-year promissory notes in exchange for aggregate cash proceeds of $727,776 from an entity that is 15% owned by the Company’s Chief Executive Officer. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 10 and 13).

On December 31, 2014, the outstanding principal balance of $1,512,014 and accrued interest of $57,893 was converted into 1,509,528 common shares of the Company that had a fair value of $754,764. The aggregate excess of the principal balance over the fair value of the shares issued of $815,143 has been reflected as a contribution of capital (See Notes 10 and 13).

During the year ended December 31, 2014, interest expense of $69,675, was recognized on outstanding notes payable. As of December 31, 2014, accrued interest payable was $21, which is included in accrued expenses on the accompanying consolidated balance sheet.

Notes payable consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Note payable - originating July 30, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015 [A]	$6,000	$-

Note payable - originating August 29, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015 [A]	11,250	-

Note payable - related party originating December 31, 2013; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at December 30, 2015	-	60,000
Total	17,250	60,000
Less: Current maturities	(17,250)	-
Amount due after one year	$-	$60,000

[A] - notes payable acquired as part of merger with Golf Rounds.com, Inc. on May 28, 2014 (See Notes 1 and 10).

Note 9. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” The Plaintiffs had 30 days from April 21, 2014 to file a motion to reinstate the case and no timely action was taken by the Plaintiffs. However, the Plaintiffs did file a motion to reinstate on May 22, 2014 and it was granted. The Defendants argued a Motion to Dismiss before the court on July 25, 2014 and, on July 28, 2014, the court granted the motion and dismissed the Plaintiffs' (i) breach of fiduciary duty claim against all Defendants, (ii) suit on sworn account claim against all Defendants except Fuse, and (iii) quantum meruit claim against all Defendants except Fuse. The Defendants were also awarded attorneys' fees in the amount of $4,343. Discovery in this matter ended on March 25, 2015 and Plaintiffs failed to file any discovery requests during the period or seek an extension of the period. The Defendants believe the lawsuit to be completely without merit and are continuing to vigorously defend against the remaining claims. The Defendants plan on moving for summary judgment in this matter for failure to prosecute.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

Operating Leases

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500, $4,000, $2,000 and $0 for the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, respectively (See Note 13).

Effective February 1, 2014, the Company entered into a two-year lease agreement for its corporate headquarters in Fort Worth, Texas. The lease agreement requires base rent payments of $2,489 per month plus common area maintenance and expires January 31, 2016.

During the period from April 1, 2014 through November 30, 2014, the Company reimbursed a former officer on a month-to-month basis for the occasional use of this individual’s apartment located in Fort Worth, Texas. The payments for the apartment included payments of $2,060 per month plus common area maintenance and utilities as incurred.

Rent expense was $44,859, $4,000, $2,000 and $0 for the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, respectively.

Consulting Agreements

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be the Company’s Podiatric Medical Director and shall receive compensation of $16,667 per month. Effective October 1, 2014, the compensation to this individual was reduced to $5,000 per month. Effective November 1, 2014, the compensation to this individual was reduced to $0 per month (See Note 13).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month (See Note 13).

On July 1, 2014, the Company entered into a five-year consulting agreement with an individual whereby the individual shall be the Company’s General Counsel and shall receive compensation of $25,000 per month as well as a signing bonus of $61,000.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

Note 10. Stockholders’ Equity

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

Common Stock

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

On December 31, 2014, the outstanding principal balance of notes payable of $1,512,014 to related parties and accrued interest of $57,893 was converted into 1,509,528 common shares of the Company having a fair value of $754,764. The aggregate excess of the principal balance over the fair value of the shares issued of $815,143 has been reflected as a contribution of capital (See Notes 8 and 13).

Subscriptions Receivable

During the four months ended December 31, 2013, subscriptions receivable of $1,500 were collected.

During the year ended December 31, 2014, subscriptions receivable of $500 were collected.

Distributions

During the years ended December 31, 2014 (prior to the closing of the reverse merger transaction) and August 31, 2013 and the four months ended December 31, 2013 and 2012, distributions of $40,583, $196,309, $74,000 and $26,686 were made to the general partners in Fuse Medical V, LP and Fuse Medical VI, LP and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP.

Stock Options

A summary of the Company’s stock option activity during the year ended December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2013	-
Granted [A]	22,572	$9.96
Exercised	-
Forfeited	(10,944)	$9.94
Expired	-
Balance outstanding at December 31, 2014	11,628	$9.98	2.0	$-

Exercisable at December 31, 2014	11,628	$9.98	2.0	$-

[A] - stock options acquired as part of merger with Golf Rounds.com, Inc. on May 28, 2014 (See Note 1).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

Note 11. Income Taxes

For the year ended December 31, 2014, net loss was $1,405,045 and, as such, there was no provision for income taxes for that period due to the losses. For the four months ended December 31, 2013 and the year ended August 31, 2013, the consolidated financial statements consisted of Fuse Medical, LLC, a Delaware-registered limited liability corporation, Fuse Medical V, LP and Fuse Medical VI, LP, Texas-registered limited partnerships; all of which are taxed as partnerships for federal income tax purposes.

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31, 2014	August 31, 2013
Deferred tax assets:
Net operating loss carryover	$379,575	$-
Intangibles	9,456	-
Accounts receivable	77
Inventories	46,662	-
Total deferred tax assets	435,770	-

Deferred tax liabilities:
Property and equipment	(3,040)	-
Total deferred tax liabilities	(3,040)	-

Deferred tax assets, net	432,730	-

Valuation allowance:
Beginning of year	-	-
(Increase) decrease during year	(432,730)	-
Ending balance	(432,730)	-

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance in 2014 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the years ended December 31, 2014 and August 31, 2013 was an increase of $432,730 and $0, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

At December 31, 2014, the Company had $1,084,501 of net operating loss carryforwards which will expire from 2015 to 2034. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2010 through 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2014	For the Year Ended August 31, 2013
Statutory U.S. federal income tax rate	35.0%	0.0%
State income taxes, net of federal tax benefit	0.0%	0.0%
Permanent differences	-8.9%	0.0%
Other reconciling items	14.5%	0.0%
Change in valuation allowance	-40.6%	0.0%
Effective income tax rate	0.0%	0.0%

Note 12. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of December 31, 2014, the Company’s bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Year Ended December 31, 2014	For the Year Ended August 31, 2013	For the Four Months Ended December 31, 2013	For the Four Months Ended December 31, 2012
Customer 1	52.1%	-	-	-
Customer 2	21.4%	28.6%	35.3%	29.0%
Customer 3	-	19.7%	-	33.7%
Customer 4	-	13.8%	10.1%	12.2%
Customer 5	-	-	23.4%	-
Totals	73.5%	62.1%	68.8%	74.9%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

At December 31, 2014 and 2013, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2014	December 31, 2013
Customer 1	47.6%	12.8%
Customer 2	26.7%	44.6%
Customer 3	-	10.2%
Totals	74.3%	67.6%

For the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Year Ended December 31, 2014	For the Year Ended August 31, 2013	For the Four Months Ended December 31, 2013	For the Four Months Ended December 31, 2012

Supplier 1	83.6%	86.6%	21.5%	100.0%
Supplier 2	16.4%	-	78.5%	-
Supplier 3	-	12.8%	-	-
Totals	100.0%	99.4%	100.0%	100.0%

Note 13. Related Party Transactions

As of December 31, 2013, $2,538 was due from an entity owned by an officer of the Company. This amount is included in accounts receivable – related parties on the accompanying consolidated balance sheet.

During the year ended December 31, 2014, the Company advanced an aggregate of $92,611 to and received an aggregate of $74,993 from three entities that are owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and due on demand. The balance due from the three entities was $50,000 and $32,382 as of December 31, 2014 and December 31, 2013, respectively. On January 12, 2015, the Company received the entire $50,000 due from this receivable (See Note 4).

As of December 31, 2014 and 2013, $43,134 and $48,339, respectively, is owed to officers of the Company or entities controlled by officers of the Company. This amount is included in accounts payable – related parties on the accompanying consolidated balance sheet.

On December 31, 2013, the Company issued a two-year promissory note payable in exchange for aggregate cash proceeds of $60,000. During the period from January 15, 2014 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $724,238. The funds were received from entities controlled by officers of the Company. The officers also owned or partially owned the entities from which the funds were received. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 8 and 10).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND AUGUST 31, 2013

AND THE FOUR MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

During the period from January 14, 2014 through May 23, 2014, the Company issued three two-year promissory notes in exchange for aggregate cash proceeds of $727,776 from an entity that is 15% owned by the Company’s Chief Executive Officer. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 8 and 10).

On December 31, 2014, the outstanding principal balance of $1,512,014 and accrued interest of $57,893 was converted into 1,509,528 common shares of the Company that had a fair value of $754,764. The aggregate excess of the principal balance over the fair value of the shares issued of $815,143 has been reflected as a contribution of capital (See Notes 8 and 10).

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company's CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $500, $4,000, $2,000 and $0 for the years ended December 31, 2014 and August 31, 2013 and the four months ended December 31, 2013 and 2012, respectively (See Note 9).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be the Company’s Podiatric Medical Director and shall receive compensation of $16,667 per month. Effective October 1, 2014, the compensation to this individual was reduced to $5,000 per month. Effective November 1, 2014, the compensation to this individual was reduced to $0 per month (See Note 9).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month (See Note 9).

During the period from inception through December 31, 2014, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 14. Subsequent Events

Other Matters

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by officers of the Company.

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity that is 15% owned by the Company’s Chief Executive Officer. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

In March 2015, the Company began selling shares of its common stock in private offerings with the intent of raising up to $2,000,000 from these private offerings. During March 2015, the Company received an aggregate of $80,000 from the sale of common shares through these private offerings.

