Form 10-Q
period 2015-03-31
Fuse Medical, Inc.
filed 2015-05-15
CIK 319016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10093

Fuse Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59 - 1224913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4770 Bryant Irvin Court, Suite 300, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of May 13, 2015, 5,890,808 shares of common stock, par value $0.01 per share, and 0 shares of preferred stock, par value $0.01 per share, of the registrant were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

March 31, 2015

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$58,289	$67,555
Accounts receivable, net of allowance of $0 and $220, respectively	191,799	196,236
Inventories	151,026	131,382
Prepaid expenses and other receivables	30,100	49,250
Other receivables - related parties	43,240	50,000
Total current assets	474,454	494,423

Property and equipment, net	44,267	48,961
Security deposit	2,489	2,489

Total assets	$521,210	$545,873

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$191,527	$276,619
Accounts payable - related parties	21,080	43,134
Accrued expenses	29,967	10,366
Notes payable, current portion	17,250	17,250
Total current liabilities	259,824	347,369

Notes payable - related parties	100,000	-
Total liabilities	359,824	347,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized,
5,870,808 and 5,510,808 issued and outstanding, respectively	58,708	55,108
Additional paid-in capital	1,833,293	1,656,893
Accumulated deficit	(1,730,615)	(1,513,497)
Total stockholders’ equity	161,386	198,504

Total liabilities and stockholders’ equity	$521,210	$545,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

Revenues	$262,514	$161,563
Cost of revenues	93,379	58,823

Gross profit	169,135	102,740

Operating expenses:
General, adminstrative and other	384,674	218,931
Total operating expenses	384,674	218,931

Operating loss	(215,539)	(116,191)

Other income (expense):
Interest income	-	703
Interest expense	(1,579)	(10,392)
Total other income (expense)	(1,579)	(9,689)

Net loss	$(217,118)	$(125,880)

Net loss per common share -
basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding -
basic and diluted	5,707,919	3,518,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	5,510,808	$55,108	$1,656,893	$(1,513,497)	$198,504

Common stock issued for cash	360,000	3,600	176,400	-	180,000

Net loss	-	-	-	(217,118)	(217,118)

Balance, March 31, 2015	5,870,808	$58,708	$1,833,293	$(1,730,615)	$161,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(217,118)	$(125,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,694	2,037
Changes in operating assets and liabilities:
Accounts receivable	4,437	37,905
Inventories	(19,644)	(63,716)
Prepaid expenses and other receivables	19,150	(5,252)
Security deposit	-	(2,489)
Accounts payable	(85,092)	35,454
Accounts payable - related parties	(22,054)	5,617
Accrued expenses	19,601	(53,571)
Net cash used in operating activities	(296,026)	(169,895)

Cash flows from investing activities:
Purchases of property and equipment	-	(46,499)
Net cash used in investing activities	-	(46,499)

Cash flows from financing activities:
Advances to related parties	(43,240)	(13,049)
Repayments received from related parties	50,000	44,228
Proceeds from issuance of promissory notes	-	247,801
Proceeds from issuance of promissory notes to related parties	100,000	592,776
Proceeds from sale of common stock	180,000	-
Distributions prior to the merger	-	(9,000)
Net cash provided by financing activities	286,760	862,756

Net increase (decrease) in cash and cash equivalents	(9,266)	646,362

Cash and cash equivalents - beginning of period	67,555	12,339

Cash and cash equivalents - end of period	$58,289	$658,701

Supplemental disclosure of cash flow information:
Interest paid	$141	$563

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Fuse Medical, Inc. (together with its subsidiaries, the “Company” or “Fuse Medical”) was formed in Delaware on July 18, 2012 as Fuse Medical, LLC. Fuse Medical V, LP was formed in Texas on November 15, 2012 and upon formation was owned 59% by Fuse Medical, LLC. Fuse Medical VI, LP was formed in Texas on January 31, 2013 and upon formation was owned 59% by Fuse Medical, LLC. On February 12, 2015, Certificates of Termination were filed for Fuse Medical V, LP and Fuse Medical VI, LP. On February 20, 2015, a Certificate of Cancellation for Fuse Medical, LLC.

On December 18, 2013, Fuse Medical, LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Golf Rounds.com, Inc. (the “Registrant”), Project Fuse LLC (a wholly-owned subsidiary of Golf Rounds.com, Inc.) (“Merger Sub”), and D. Alan Meeker, solely in his capacity as the representative of the members of Fuse Medical, LLC (the “Representative”). Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to change its name from “GolfRounds.com, Inc.” to “Fuse Medical, Inc.” On May 28, 2014, the transactions contemplated by the Merger Agreement closed wherein Merger Sub merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. (the “Merger”). Accordingly, on May 28, 2014, the Company was recapitalized in a reverse merger. All references to the Company or Fuse Medical before May 28, 2014 are to Fuse Medical, LLC.

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

The condensed consolidated balance sheet information as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $217,118 and used $296,026 of cash in our operating activities during the three months ended March 31, 2015. As of March 31, 2015, we had $58,289 of cash and cash equivalents on hand, stockholders’ equity of $161,386 and working capital of $214,630. While management expects operating trends to improve over the course of 2015, the Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2014 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. Commencing with the fourth quarter of 2014, we began to ramp up our efforts to increase revenues derived from the sale of internal fixation products, which will increase the amount of gross profits from operations. Accordingly, we shall have increased spending on payroll expenses as we increase our professional staff in this effort. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from a significant stockholder; (ii) $100,000 from the sale of common shares to a related party; and (iii) $90,000 from the sale of common shares in private offerings, of which we are seeking up to $2,000,000 from these private offerings. No assurance can be given that such financing will be available, or if available, at rates favorable to the Company or its stockholders.

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on March 31, 2015. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

The weighted average number of common shares outstanding has been retroactively restated for: (1) the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented and (2) the 14.62 to 1 reverse stock split that occurred May 28, 2014.

As of March 31, 2015, common stock equivalents included options to purchase 11,628 common shares. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. As of March 31, 2014, the Company had no potentially dilutive instruments and, accordingly, basic and diluted earnings per share are the same.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2015, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Other Receivables – Related Parties

During the three months ended March 31, 2015, the Company advanced an aggregate of $43,240 to and received an aggregate of $50,000 from an entity that is owned partially by the officers of the Company. The advances are unsecured, non-interest bearing and due on demand. The balance due from the entity was $43,240 and $50,000 as of March 31, 2015 and December 31, 2014, respectively (See Note 9).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Computer equipment	$36,240	$36,240
Furniture and fixtures	15,977	15,977
Software	10,500	10,500
	62,717	62,717
Less: accumulated depreciation	(18,450)	(13,756)
Property and equipment, net	$44,267	$48,961

Depreciation expense for the three months ended March 31, 2015 and 2014 was $4,694 and $2,037, respectively.

Note 5. Notes Payable

Notes payable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Note payable - originating July 30, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015	$6,000	$6,000

Note payable - originating August 29, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015	11,250	11,250

Note payable - related party originating January 15, 2015; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2017 [A]	100,000	-
Total	117,250	17,250
Less: Current maturities	(17,250)	(17,250)
Amount due after one year	$100,000	$-

[A] - On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity that is 15% owned by the Company’s former Chief Executive Officer. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 9).

During the three months ended March 31, 2015 and 2014, interest expense of $1,579 and $9,829, respectively, was recognized on outstanding notes payable. As of March 31, 2015, accrued interest payable was $1,459, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

Note 6. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” The Plaintiffs had 30 days from April 21, 2014 to file a motion to reinstate the case and no timely action was taken by the Plaintiffs. However, the Plaintiffs did file a motion to reinstate on May 22, 2014 and it was granted. The Defendants argued a Motion to Dismiss before the court on July 25, 2014 and, on July 28, 2014, the court granted the motion and dismissed the Plaintiffs' (i) breach of fiduciary duty claim against all Defendants, (ii) suit on sworn account claim against all Defendants except Fuse, and (iii) quantum meruit claim against all Defendants except Fuse. The Defendants were also awarded attorneys' fees in the amount of $4,343. Discovery in this matter ended on March 25, 2015 and Plaintiffs failed to file any discovery requests during the period or seek an extension of the period. On April 27, 2015, Defendants filed a motion for summary judgment in this matter for failure to prosecute. Also on April 28, 2015, Plaintiffs filed a Notice of Non-Suit, which effectively withdrew the lawsuit against the Defendants without prejudice to Plaintiffs’ right to refile the lawsuit at any time subject to the applicable statute of limitations. The Defendants believe the lawsuit was completely without merit and will continue to vigorously contest it in the event that Plaintiffs refile their complaint.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Note 7. Stockholders’ Equity

Common Stock

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by officers of the Company.

In March 2015, the Company began selling shares of its common stock at $0.50 per share in private offerings with the intent of raising up to $2,000,000 from these private offerings. During March 2015, the Company sold 160,000 common shares for aggregate proceeds of $80,000, or $0.50 per share, through these private offerings (See Note 10).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Stock Options

A summary of the Company’s stock option activity during the three months ended March 31, 2015 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2014	11,628	$9.98
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at March 31, 2015	11,628	$9.98	1.7	$-

Exercisable at March 31, 2015	11,628	$9.98	1.7	$-

Note 8. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of March 31, 2015, the Company’s bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2015 and 2014, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
Customer 1	76.3%	22.3%
Customer 2	-	44.9%
Customer 3	-	11.4%
Totals	76.3%	78.6%

At March 31, 2015 and December 31, 2014, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2015	December 31, 2014
Customer 1	57.1%	47.6%
Customer 2	15.7%	-
Customer 3	-	26.7%
Totals	72.8%	74.3%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

For the three months ended March 31, 2015 and 2014, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
Supplier 1	83.2%	57.1%
Supplier 2	16.8%	-
Supplier 3	-	42.9%
Totals	100.0%	100.0%

Note 9. Related Party Transactions

During the three months ended March 31, 2015, the Company allocated an aggregate of $43,240 of compensation paid to the Company's General Counsel to an entity that is owned partially by the officers of the Company. In addition, the Company was reimbursed the entire amount of compensation of the Company's General Counsel that had been allocated to an entity that is owned partially by the officers of the Company during the prior quarter in the amount of $50,000. The balance due from the entity was $43,240 and $50,000 as of March 31, 2015 and December 31, 2014, respectively (See Note 3).

As of March 31, 2015 and December 31, 2014, $21,080 and $43,134, respectively, is owed to officers of the Company or entities controlled by officers of the Company. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity that is 15% owned by the Company’s former Chief Executive Officer. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 5).

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by the Company’s former Chief Executive Officer (“CEO”). The Company's former CEO serves as the Manager of Crestview Farm. Rent expense for these facilities was $0 and $500 for the three months ended March 31, 2015 and 2014, respectively.

During the period from inception through March 31, 2015, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 10. Subsequent Events

On April 29, 2015, the Company sold 20,000 common shares for aggregate proceeds of $10,000, or $0.50 per share, through private offerings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

When used in this Report, words or phrases such as “will likely result,” “management expects,” “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only at the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competitive factors and other risk factors as set forth in our Annual Report on Form 10-K filed on April 15, 2015.

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

On July 17, 2014, we entered into an Independent Representative Agreement with Vilex, Inc. (“Vilex”), a national orthopedic internal fixation manufacturer, pursuant to which the Company was appointed as a representative of Vilex to promote and sell Vilex’s products in the United States. Under the agreement, the Company is a non-exclusive representative of Vilex, except for certain specified customers. The term of the Agreement is five years, and will automatically renew for additional one-year periods at the expiration of the original term unless terminated as provided therein. The Company will be paid a commission based on its net sales.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Revenues

For the three months ended March 31, 2015, net revenues were $262,514, compared to $161,563 for the three months ended March 31, 2014, an increase of $100,951, or 62.5%. Commencing November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Thus, on an aggregate basis, the average selling prices of our products will vary from period to period depending on the product mix. The increase in net revenues is a result of increased sales to existing customers as well as the addition of commissions received from internal fixation products.

Cost of Revenues

For the three months ended March 31, 2015, our cost of revenues was $93,379, compared to $58,823 for the three months ended March 31, 2014, representing an increase of $34,556, or 58.7%. During the three months ended March 31, 2015, we increased the allowance for inventory obsolescence by $2,310. Excluding the increase in the allowance for obsolescence recognized during the current year period, our cost of revenues increased by $32,246, or 54.8%. During the periods presented, the costs of our individual inventory items did not materially change. Our cost of revenues, on a per unit basis, did not increase significantly during the three months ended March 31, 2015 compared to the prior year period. Accordingly, excluding the increase to the allowance for inventory obsolescence, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold as well as the increase to the reserve for inventory obsolescence. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the three months ended March 31, 2015, we generated a gross profit of $169,135, compared to $102,740 for the three months ended March 31, 2014, an increase of $66,395, or 64.6%. The increase in gross profit was primarily due to the increase in net revenues. Excluding the increase in the allowance for inventory obsolescence in the current year period, gross margins were 65.3% in the current year vs. 63.6% for the comparable prior year period. The increase in gross margin percentage is primarily the result of the increase in net revenues derived from commissions received from the sale of internal fixation products partially offset by the amount of revenues derived from the sale of larger order quantities at a discounted selling price. The Company’s gross margin percentage will vary depending upon the relative percentages of sales made on the gross basis and the net basis.

Operating Expenses

General, Administrative and Other

For the three months ended March 31, 2015, general, administrative and other operating expenses increased to $384,674 from $218,931 for the three months ended March 31, 2014, representing an increase of $165,743, or 75.7%. This increase is primarily attributable to an increase in salaries and wages of $156,865. Further, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the three months ended March 31, 2015 consisted primarily of salaries and wages, legal and professional fees, travel expenses and insurance.

Interest Expense

For the three months ended March 31, 2015, interest expense decreased to $1,579 from $10,392 for the three months ended March 31, 2014, representing a decrease of $8,813, or 84.8%. Interest expense decreased due to a lower amount of notes payable outstanding during the current year period that resulted from the conversion, on December 31, 2014, of outstanding notes payable having a principal balance of $1,512,014 and accrued interest of $57,893 into 1,509,528 common shares of the Company. Interest expense for the prior year period also included $563 of interest on the Company’s line of credit that was fully repaid and closed in October 2014.

Net Loss

For the three months ended March 31, 2015, the Company generated a net loss of $217,118 compared to a net loss of $125,880 for the three months ended March 31, 2014. The increase in the net loss is primarily due to the increase in operating expenses offset by the increase in gross profit.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2015 totaled $296,026 and resulted primarily from a net loss of $217,118 and a decrease in accounts payable of $85,092.

Net cash used in investing activities during the three months ended March 31, 2015 totaled $0.

Net cash provided by financing activities during the three months ended March 31, 2015 was $286,760 and resulted primarily from proceeds from the sale of our common stock of $180,000, proceeds from the issuance of promissory notes to related parties of $100,000 and repayments received from related parties of $50,000, offset by advances to related parties of $43,240.

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

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from WHIG, LLC, a significant stockholder and an entity that is 15% owned by the Company’s former Chief Executive Officer; (ii) $100,000 from the sale of common shares to Cooks Bridge II, LLC, an entity controlled by officers of the Company; and (iii) $90,000 from the sale of common shares in private offerings.

At March 31, 2015, we had working capital of $214,630, including $58,289 in cash and cash equivalents. As of May 13, 2015, the Company had approximately $115,000 in available cash. The Company is currently attempting to raise up to $2,000,000 from private offerings (of which $90,000 has been raised to date) in order to fund operations. These proceeds will be used to meet cash flow deficits during the next 12 months and to accelerate the growth of the business. If we are unable to raise capital, we believe that, with our current available cash along with anticipated revenues, we will need to reduce operating expenses. Depending on our cash position, we may spend up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of inventories and fixed assets. Depending on the results of management’s efforts to realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated. Our cash balances are kept liquid in order to support our growing infrastructure needs. The majority of our cash is concentrated in a large financial institution.

The estimated costs of operations while we work to increase our revenues is substantially greater than the amount of funds we had available on March 31, 2015. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2015, the Company has had losses from operations for the last several quarters and is currently dependent on its ability to raise capital from stockholders or other sources in order to sustain operations and eventually resume profitable operations. Management plans to raise additional funds through offering our shares of common stock in private and/or public offerings and through debt financing, if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement its intended business strategy. The Company plans to become profitable by increasing the sale of diversified healthcare products and supplies, including biologics, internal fixation products and bone substitute materials that it markets, distributes and sells.

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

The Company has financed its operations from the issuance of notes payable and equity securities. As of March 31, 2015, all notes payable other than those listed below had been converted into common shares of stock of the Company on December 31, 2014.

As of May 13, 2015, the aggregate notes payable are $100,000 to WHIG, LLC, and $17,250 to PharmHouse Pharmacy. The maturity dates and amounts of each individual notes payable are as follows:

Outstanding Notes Payable

Note	Maturity Date	Amount
PharmHouse Pharmacy	07/29/2015	$6,000
PharmHouse Pharmacy	08/28/2015	11,250
WHIG, LLC	01/15/2017	100,000
Total notes payable as of May 13, 2015		$117,250

On May 28, 2014, as part of the Merger, the Company assumed an aggregate of $17,250 of promissory notes payable to PharmHouse Pharmacy. The notes are unsecured, bear interest at 3.25% and require quarterly payments of interest only. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

On January 15, 2015, the Company issued a promissory note payable in the amount of $100,000 to WHIG, LLC. The note payable is for a term of twenty-four (24) months and is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest that commence at the beginning of month seven. The first six months of interest is deferred until maturity. The note includes a provision that upon an event of default the interest rate would increase to the default interest rate of 18%. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Capital Expenditures

For the three months ended March 31, 2015, the Company had material capital expenditures of $0. The Company has no material commitments for capital expenditures as of March 31, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 6 - “Commitments and Contingencies” in our consolidated financial statements included in this Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 17, 2015, the Company issued 40,000 shares of common stock of the Company to Andrew Safer, an individual, at a purchase price of $0.50 per share, or an aggregate amount of $20,000. The Company intends to use the net proceeds from this offering for general working capital purposes. The Company issued the shares pursuant to the registration exemptions of the Securities Act afforded under Section 4(2) thereunder. The Company relied upon representations from the investor that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as a basis for the exemptions.

On March 17, 2015, the Company issued 50,000 shares of common stock of the Company to Joseph J. Menn, an individual, at a purchase price of $0.50 per share, or an aggregate amount of $25,000. The Company intends to use the net proceeds from this offering for general working capital purposes. The Company issued the shares pursuant to the registration exemptions of the Securities Act afforded under Section 4(2) thereunder. The Company relied upon representations from the investor that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as a basis for the exemptions.

On March 17, 2015, the Company issued 50,000 shares of common stock of the Company to Scott Werter, an individual, at a purchase price of $0.50 per share, or an aggregate amount of $25,000. The Company intends to use the net proceeds from this offering for general working capital purposes. The Company issued the shares pursuant to the registration exemptions of the Securities Act afforded under Section 4(2) thereunder. The Company relied upon representations from the investor that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as a basis for the exemptions.

On March 20, 2015, the Company issued 10,000 shares of common stock to Scott Werter, an individual, at a purchase price of $0.50 per share, or an aggregate amount of $5,000. The Company intends to use the net proceeds from this offering for general working capital purposes. The Company issued the shares pursuant to the registration exemptions of the Securities Act afforded under Section 4(2) thereunder. The Company relied upon representations from the investor that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as a basis for the exemptions.

On March 24, 2015, the Company issued 10,000 shares of common stock to Nicalko, LLC, at a purchase price of $0.50 per share, or an aggregate amount of $5,000. The Company intends to use the net proceeds from this offering for general working capital purposes. The Company issued the shares pursuant to the registration exemptions of the Securities Act afforded under Section 4(2) thereunder. The Company relied upon representations from the investor that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as a basis for the exemptions.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).
3.2	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).
3.3	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).
10.1	Securities Purchase Agreement dated January 12, 2015, by and between Cooks Bridge II, LLC and Fuse Medical, Inc. (filed as Exhibit 10.1 to the Form 8-K filed January 30, 2015).
10.2*	Promissory Note dated January 15, 2015, by and between WHIG, LLC and Fuse Medical, Inc.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
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

FUSE MEDICAL, INC.

Date: May 15, 2015	By:	/s/ Christopher Pratt
Christopher Pratt
Interim Chief Executive Officer Principal Executive Officer

Date: May 15, 2015	By:	/s/ David Hexter
David Hexter
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

