Form 10-Q
period 2015-06-30
Fuse Medical, Inc.
filed 2015-08-12
CIK 319016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 10, 2015, 5,890,808 shares of common stock, par value $0.01 per share, and 0 shares of preferred stock, par value $0.01 per share, of the registrant were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

June 30, 2015

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and elsewhere. Any and all statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation, statements regarding: (i) the plans and objectives of management for future operations; (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items; (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); (iv) our beliefs regarding potential clinical and other health benefits of medical products we distribute; and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,106	$67,555
Accounts receivable, net of allowance of $3,704 and $220, respectively	315,574	196,236
Inventories	97,086	131,382
Prepaid expenses and other receivables	55,959	49,250
Other receivables - related parties	-	50,000
Total current assets	485,725	494,423

Property and equipment, net	36,161	48,961
Security deposit	2,489	2,489

Total assets	$524,375	$545,873

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$311,644	$276,619
Accounts payable - related parties	21,403	43,134
Accrued expenses	20,466	10,366
Notes payable, current portion	17,250	17,250
Total current liabilities	370,763	347,369

Notes payable - related parties	100,000	-
Total liabilities	470,763	347,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized,
5,890,808 and 5,510,808 issued and outstanding, respectively	58,908	55,108
Additional paid-in capital	1,843,093	1,656,893
Accumulated deficit	(1,848,389)	(1,513,497)
Total stockholders’ equity	53,612	198,504

Total liabilities and stockholders’ equity	$524,375	$545,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$487,347	$263,307	$749,861	$424,870
Cost of revenues	178,266	104,681	271,645	163,504

Gross profit	309,081	158,626	478,216	261,366

Operating expenses:
General, adminstrative and other	424,971	365,816	809,645	541,461
Merger costs	-	226,207	-	269,493
Total operating expenses	424,971	592,023	809,645	810,954

Operating loss	(115,890)	(433,397)	(331,429)	(549,588)

Other income (expense):
Interest income	-	474	-	1,177
Interest expense	(1,884)	(20,704)	(3,463)	(31,096)
Total other income (expense)	(1,884)	(20,230)	(3,463)	(29,919)

Net loss	$(117,774)	$(453,627)	$(334,892)	$(579,507)

Net loss per common share -
basic and diluted	$(0.02)	$(0.12)	$(0.06)	$(0.16)

Weighted average number of common
shares outstanding - basic and diluted	5,884,434	3,663,547	5,796,664	3,591,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	5,510,808	$55,108	$1,656,893	$(1,513,497)	$198,504

Common stock issued for cash	380,000	3,800	186,200	-	190,000

Net loss	-	-	-	(334,892)	(334,892)

Balance, June 30, 2015	5,890,808	$58,908	$1,843,093	$(1,848,389)	$53,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(334,892)	$(579,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3,704	3,300
Depreciation	13,325	5,722
Advances to Golf Rounds.com, Inc. expensed to merger costs	-	105,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(123,042)	15,036
Inventories	34,296	(34,491)
Prepaid expenses and other receivables	(6,709)	(31,063)
Security deposit	-	(2,489)
Accounts payable	35,025	51,821
Accounts payable - related parties	(21,731)	(11,769)
Accrued expenses	10,100	(30,942)
Net cash used in operating activities	(389,924)	(509,382)

Cash flows from investing activities:
Purchases of property and equipment	(525)	(49,255)
Advances to Golf Rounds.com, Inc.	-	(10,000)
Cash acquired in reverse merger	-	641
Net cash used in investing activities	(525)	(58,614)

Cash flows from financing activities:
Advances to related parties	(43,240)	(25,050)
Repayments received from related parties	93,240	45,908
Proceeds from issuance of promissory notes	-	727,776
Proceeds from issuance of promissory notes to related parties	100,000	724,238
Proceeds from sale of common stock	190,000	-
Distributions prior to the merger	-	(40,583)
Net cash provided by financing activities	340,000	1,432,289

Net increase (decrease) in cash and cash equivalents	(50,449)	864,293

Cash and cash equivalents - beginning of period	67,555	12,339

Cash and cash equivalents - end of period	$17,106	$876,632

Supplemental disclosure of cash flow information:
Interest paid	$280	$1,138

Non-cash investing and financing activities:
Assumption of net liabilities in reverse merger	$141	$(28,411)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Fuse Medical, Inc. (together with its subsidiaries, the “Company” or “Fuse Medical”) was formed in Delaware on July 18, 2012 as Fuse Medical, LLC. Fuse Medical V, LP was formed in Texas on November 15, 2012 and upon formation was owned 59% by Fuse Medical, LLC. Fuse Medical VI, LP was formed in Texas on January 31, 2013 and upon formation was owned 59% by Fuse Medical, LLC. On February 12, 2015, Certificates of Termination were filed for Fuse Medical V, LP and Fuse Medical VI, LP. On February 20, 2015, a Certificate of Cancellation was filed for Fuse Medical, LLC.

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

The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $334,892 and used $389,924 of cash in our operating activities during the six months ended June 30, 2015. As of June 30, 2015, we had $17,106 of cash and cash equivalents on hand, stockholders’ equity of $53,612 and working capital of $114,962. While management expects operating trends to improve over the course of 2015, the Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2014 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on June 30, 2015. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts, valuation of inventories, the estimates of depreciable lives and valuation of property and equipment, and the valuation allowance on deferred tax assets.

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

The weighted average number of common shares outstanding has been retroactively restated for: (i) the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented; and (ii) the 14.62 to 1 reverse stock split that occurred May 28, 2014.

As of June 30, 2015 and 2014, common stock equivalents included options to purchase 11,628 and 22,572 common shares, respectively. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

•	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•

Level 2 - Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2015, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718)”. The ASU was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”. The amendments in ASU 2014-16 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. ASU 2014-16 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on the Company’s financial statements and disclosures.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company’s financial statements and disclosures.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory”, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (“LIFO”) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Computer equipment	$36,240	$36,240
Furniture and fixtures	15,977	15,977
Equipment	525	-
Software	10,500	10,500
	63,242	62,717
Less: accumulated depreciation	(27,081)	(13,756)
Property and equipment, net	$36,161	$48,961

Depreciation expense for the three and six months ended June 30, 2015 and 2014 was $8,631, $3,685, $13,325 and $5,722, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

Note 4. Notes Payable

Notes payable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Note payable - originating July 30, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015	$6,000	$6,000

Note payable - originating August 29, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015	11,250	11,250

Note payable - related party originating January 15, 2015; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2017 [A]	100,000	-
Total	117,250	17,250
Less: Current maturities	(17,250)	(17,250)
Amount due after one year	$100,000	$-

[A] - On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity of which 35% ownership is controlled by an individual that is a director and former Chief Executive Officer of the Company. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 8).

During the three and six months ended June 30, 2015 and 2014, interest expense of $1,884, $20,129, $3,463 and $29,958, respectively, was recognized on outstanding notes payable. As of June 30, 2015, accrued interest payable was $3,204, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

Note 5. Commitments and Contingencies

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Note 6. Stockholders’ Equity

Common Stock

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by certain officers and directors of the Company.

In March 2015, the Company began selling shares of its common stock at $0.50 per share in private offerings with the intent of raising up to $2,000,000 from these private offerings. As of June 30, 2015, the Company sold an aggregate of 180,000 common shares for aggregate proceeds of $90,000, or $0.50 per share, through these private offerings.

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2015 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2014	11,628	$9.98
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at June 30, 2015	11,628	$9.98	1.5	$-

Exercisable at June 30, 2015	11,628	$9.98	1.5	$-

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

Note 7. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of June 30, 2015, the Company’s bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three and six months ended June 30, 2015 and 2014, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Customer 1	73.0%	56.8%	74.2%	44.4%
Customer 2	10.5%	-	-	-
Customer 3	10.4%	18.0%	-	28.1%
Customer 4	-	11.2%	-	11.3%
Customer 5	-	10.3%	-	10.1%
Totals	93.9%	96.3%	74.2%	93.9%

At June 30, 2015 and December 31, 2014, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2015	December 31, 2014
Customer 1	58.6%	47.6%
Customer 2	19.1%	-
Customer 3	13.1%	26.7%
Totals	90.8%	74.3%

For the three and six months ended June 30, 2015 and 2014, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Supplier 1	70.8%	88.6%	76.9%	69.1%
Supplier 2	29.2%	-	23.1%	-
Supplier 3	-	11.4%	-	30.9%
Totals	100.0%	100.0%	100.0%	100.0%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

Note 8. Related Party Transactions

During the three months ended March 31, 2015, the Company allocated an aggregate of $43,240 of compensation paid to the Company's General Counsel to an entity that is owned partially by certain officers and directors of the Company. During the six months ended June 30, 2015, the Company was reimbursed the entire amount of compensation of the Company's General Counsel that had been allocated to the entity that is owned partially by certain officers and directors of the Company during the prior two quarters in the amount of $93,240. The balance due from the entity was $0 and $50,000 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, $21,403 and $43,134, respectively, is owed to officers and directors of the Company or entities controlled by these individuals. This amount is included in accounts payable - related parties on the accompanying condensed consolidated balance sheet.

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity of which 35% ownership is controlled by an individual that is a director and former Chief Executive Officer of the Company. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 4).

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by an individual that is a director and former Chief Executive Officer of the Company. The individual serves as the Manager of Crestview Farm. Rent expense for these facilities was $0 and $500 for the six months ended June 30, 2015 and 2014, respectively.

During the period from inception through June 30, 2015, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 9. Subsequent Event

On July 17, 2015, Ross Eichberg, the General Counsel for the Company resigned. In connection with Mr. Eichberg's resignation, the Company granted Mr. Eichberg options to purchase 600,000 shares of the Company's common stock at $0.26 per share, which was equal to 90% of the 30-day trading average of the Company's common stock prior to the grant date of July 17, 2015. The options have a term of five years from the grant date. The options become exercisable as follows: 100,000 (1/6) of the options shall vest 13 months after the grant date and an additional 100,000 options (1/6) shall vest each of the following months for five months thereafter so that all of the options shall be vested as of 18 months after the grant date. The fair value of the stock options issued was $168,000, all of which will be recognized immediately as an expense because the stock options were fully vested as of the grant date.

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

Few competitive companies, however, are structured to allow for physician and key stakeholder equity and operational input in their companies. As a growth company, we currently compete through the following means:

•	Partnering with both established and new manufacturers and suppliers who are seeking to have access to a national distribution network for their products.
•	Engagement of physician investment in the Company through private market placements, acquisition of physician-owned companies and other partnership models.
•

Participation of physicians, both investor and non-investor, through our physician leadership structure, which includes the Chief Executive Officer and Chief Medical Officer and product and service line directors.

•	Utilization and maintenance of a flat administrative organizational structure, thereby reducing our overhead costs.
•

Installation of a customer relationship management system for managing the Company’s interactions with current and future customers, which allows the Company to better organize, automate, and synchronize sales, marketing, customer service, and technical support.

•	Implementation of an independent sales representative model.
•	Shadow pricing of competitor products that provide cost savings to our end customers.

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

On January 8, 2015, we entered into a Distribution and Supply Agreement with BioDlogics, LLC (“BioD”), pursuant to which we were appointed as a non-exclusive distributor of certain products of BioD and granted the right to promote and sell such products in the United States. The term of the agreement is from January 8, 2015, through December 31, 2016, unless earlier terminated in accordance with the agreement. The agreement sets forth a quota for the purchase of the products by us from BioD for the first year of the Agreement, which we agreed to use our best efforts to meet or exceed.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Revenues

For the three months ended June 30, 2015, net revenues were $487,347, compared to $263,307 for the three months ended June 30, 2014, an increase of $224,040, or 85.1%. Commencing November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Thus, on an aggregate basis, the average selling prices of our products will vary from period to period depending on the product mix. The increase in net revenues is primarily the result of increased sales of biologics to existing customers as well as the addition of commissions received from internal fixation products.

Cost of Revenues

For the three months ended June 30, 2015, our cost of revenues was $178,266, compared to $104,681 for the three months ended June 30, 2014, representing an increase of $73,585, or 70.3%. During the periods presented, the costs of our individual inventory items did not materially change. Our cost of revenues, on a per unit basis, did not increase significantly during the three months ended June 30, 2015 compared to the prior year period. Accordingly, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the three months ended June 30, 2015, we generated a gross profit of $309,081, compared to $158,626 for the three months ended June 30, 2014, an increase of $150,455, or 94.8%. The increase in gross profit was primarily due to the increase in net revenues. Gross margins were 63.4% in the current year period compared to 60.2% for the comparable prior year period. The increase in gross margin percentage is primarily the result of the increase in net revenues derived from biologics having higher gross margins as well as commissions received from the sale of internal fixation products partially offset by the amount of revenues derived from the sale of larger order quantities at a discounted selling price. The Company’s gross margin percentage will vary depending upon the relative product mix of sales made on the gross basis and the net basis due to the varying cost and profit margins on the products distributed by the Company.

Operating Expenses

General, Administrative and Other

For the three months ended June 30, 2015, general, administrative and other operating expenses increased to $424,971 from $365,816 for the three months ended June 30, 2014, representing an increase of $59,155, or 16.2%. This increase is primarily attributable to an increase in payroll and related costs of $151,016. Further, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the three months ended June 30, 2015 consisted primarily of payroll and related costs, legal and professional fees, consulting expense and travel expenses.

Merger Costs

For the three months ended June 30, 2015, merger costs decreased to $0 from $226,207 for the three months ended June 30, 2014. Merger costs were incurred for the reverse merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the three months ended June 30, 2015, interest expense decreased to $1,884 from $20,704 for the three months ended June 30, 2014, representing a decrease of $18,820, or 90.9%. Interest expense decreased due to a lower amount of notes payable outstanding during the current year period that resulted from the conversion, on December 31, 2014, of outstanding notes payable having a principal balance of $1,512,014 and accrued interest of $57,893 into 1,509,528 common shares of the Company. Interest expense for the prior year period also included $575 of interest on the Company’s line of credit that was fully repaid and closed in October 2014.

Net Income (Loss)

For the three months ended June 30, 2015, the Company incurred a net loss of $117,774 compared to a net loss of $453,627 for the three months ended June 30, 2014. The decrease in the net loss is primarily due to the elimination of merger costs and the increase in gross profit.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Revenues

For the six months ended June 30, 2015, net revenues were $749,861, compared to $424,870 for the six months ended June 30, 2014, an increase of $324,991, or 76.5%. Commencing November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Thus, on an aggregate basis, the average selling prices of our products will vary from period to period depending on the product mix. The increase in net revenues is primarily the result of increased sales of biologics to existing customers as well as the addition of commissions received from internal fixation products.

Cost of Revenues

For the six months ended June 30, 2015, our cost of revenues was $271,645, compared to $163,504 for the six months ended June 30, 2014, representing an increase of $108,141, or 66.1%. During the six months ended June 30, 2015, we increased the allowance for inventory obsolescence by $2,310. Excluding the increase in the allowance for obsolescence recognized during the current year period, our cost of revenues increased by $105,831, or 64.7%. During the periods presented, the costs of our individual inventory items did not materially change. Our cost of revenues, on a per unit basis, did not increase significantly during the six months ended June 30, 2015 compared to the prior year period. Accordingly, excluding the increase to the allowance for inventory obsolescence, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. The increase in cost of revenues was due to an increase in the number of units sold as well as the increase to the reserve for inventory obsolescence. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the six months ended June 30, 2015, we generated a gross profit of $478,216, compared to $261,366 for the six months ended June 30, 2014, an increase of $216,850, or 83.0%. The increase in gross profit was primarily due to the increase in net revenues. Excluding the increase in the allowance for inventory obsolescence in the current year period, gross margins were 64.1% in the current year period compared to 61.5% for the comparable prior year period. The increase in gross margin percentage is primarily the result of the increase in net revenues derived from biologics having higher gross margins as well as commissions received from the sale of internal fixation products partially offset by the amount of revenues derived from the sale of larger order quantities at a discounted selling price. The Company’s gross margin percentage will vary depending upon the relative product mix of sales made on the gross basis and the net basis due to the varying cost and profit margins on the products distributed by the Company.

Operating Expenses

General, Administrative and Other

For the six months ended June 30, 2015, general, administrative and other operating expenses increased to $809,645 from $541,461 for the six months ended June 30, 2014, representing an increase of $268,184, or 49.5%. This increase is primarily attributable to an increase in payroll and related costs of $395,436. Further, this increase is attributable to the Company’s expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the six months ended June 30, 2015 consisted primarily of payroll and related costs, legal and professional fees, consulting expense and travel expenses.

Merger Costs

For the six months ended June 30, 2015, merger costs decreased to $0 from $269,493 for the six months ended June 30, 2014. Merger costs were incurred for the reverse merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the six months ended June 30, 2015, interest expense decreased to $3,463 from $31,096 for the six months ended June 30, 2014, representing a decrease of $27,633, or 88.9%. Interest expense decreased due to a lower amount of notes payable outstanding during the current year period that resulted from the conversion, on December 31, 2014, of outstanding notes payable having a principal balance of $1,512,014 and accrued interest of $57,893 into 1,509,528 common shares of the Company. Interest expense for the prior year period also included $1,138 of interest on the Company’s line of credit that was fully repaid and closed in October 2014.

Net Income (Loss)

For the six months ended June 30, 2015, the Company incurred a net loss of $334,892 compared to a net loss of $579,507 for the six months ended June 30, 2014. The decrease in the net loss is primarily due to the elimination of merger costs and the increase in gross profit.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2015 totaled $389,924 and resulted primarily from a net loss of $334,892 and an increase in accounts receivable of $123,042, offset by an increase in accounts payable of $35,025 and a decrease in inventories of $34,296.

Net cash used in investing activities during the six months ended June 30, 2015 totaled $525.

Net cash provided by financing activities during the six months ended June 30, 2015 was $340,000 and resulted from proceeds from the sale of our common stock of $190,000, proceeds from the issuance of a promissory note to a related party of $100,000 and repayments received from related parties of $93,240, offset by advances to related parties of $43,240.

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

We intend to increase our revenues by expanding our client base as well as growing the number of manufacturers and suppliers from which we obtain products. We plan to increase the number of facility clients and physicians offering our products by utilizing our existing sales and account management representative network structure to drive physician and facility relationships. Our plans to increase the number of product lines available for sale will result in entering into agreements with manufacturers or suppliers, some of which may require the purchase of inventory while others may involve consigned inventory or a commission structure not requiring the purchase of inventory. In sum, our expansion strategy will likely require an increase in our working capital to fund increased inventories, accounts receivable and operating costs, including salaries and case coverage costs, legal fees, information technology platforms and travel and marketing expenses, offset by any increases in our accounts payable to the product manufacturers and suppliers. The working capital needed for this expansion shall be derived from operations and an increase in our net borrowings, sale of our securities or a combination thereof.

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from WHIG, LLC, a significant stockholder and an entity of which 35% ownership is controlled by an individual that is a director and former Chief Executive Officer of the Company; (ii) $100,000 from the sale of common shares to Cooks Bridge II, LLC, an entity controlled by certain officers and directors of the Company; and (iii) $90,000 from the sale of common shares in private offerings.

At June 30, 2015, we had working capital of $114,962, including $17,106 in cash and cash equivalents. As of August 10, 2015, the Company had approximately $63,000 in available cash. The Company is currently attempting to raise up to $2,000,000 from private offerings (of which $90,000 has been raised to date) in order to fund operations. These proceeds will be used to meet cash flow deficits during the next 12 months and to accelerate the growth of the business. If we are unable to raise capital, we believe that, with our current available cash along with anticipated revenues, we will need to reduce operating expenses. In fact, during June 2015, the number of employees decreased. Depending on our cash position, we may spend up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of inventories and fixed assets. Depending on the results of management’s ability to implement its business plan, realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated. Our cash balances are kept liquid in order to support our growing infrastructure needs. The majority of our cash is concentrated in a large financial institution.

The estimated costs of operations while we work to increase our revenues is substantially greater than the amount of funds we had available on June 30, 2015. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company has had losses from operations for the last several quarters. During June 2015, the number of employees decreased and efforts have been focused on increasing revenues from our most profitable products in order to sustain operations and eventually resume profitable operations. Management plans to raise additional funds through offering our shares of common stock in private and/or public offerings and through debt financing, if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement its intended business strategy. The Company plans to become profitable by increasing the sale of diversified healthcare products and supplies, including biologics, internal fixation products and bone substitute materials that it markets, distributes and sells.

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

The Company has financed its operations from the issuance of notes payable and equity securities. On December 31, 2014, outstanding notes payable having a principal balance of $1,512,014 and accrued interest of $57,893 were converted into 1,509,528 common shares of the Company. On July 29, 2015, the outstanding note payable to PharmHouse Pharmacy having a principal balance of $6,000 was repaid in full.

As of August 10, 2015, the aggregate notes payable are $100,000 to WHIG, LLC, and $11,250 to PharmHouse Pharmacy. The maturity dates and amounts of each individual notes payable are as follows:

Outstanding Notes Payable

Note	Maturity Date	Amount
PharmHouse Pharmacy	08/28/2015	$11,250
WHIG, LLC	01/15/2017	100,000
Total notes payable as of August 10, 2015		$111,250

On May 28, 2014, as part of the Merger, the Company assumed an aggregate of $17,250 (of which $6,000 was repaid on July 29, 2015) of promissory notes payable to PharmHouse Pharmacy. The remaining note is unsecured, bears interest at 3.25% and requires quarterly payments of interest only. The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

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

Capital Expenditures

For the six months ended June 30, 2015, the Company had material capital expenditures of $525. The Company has no material commitments for capital expenditures as of June 30, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 5 - “Commitments and Contingencies” in our consolidated financial statements included in this Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 29, 2015, the Company issued 20,000 shares of common stock to Adam C. Brown, at a purchase price of $0.50 per share, or an aggregate amount of $10,000. The Company intends to use the net proceeds from this offering for general working capital purposes. The Company issued the shares pursuant to the registration exemptions of the Securities Act afforded under Section 4(2) thereunder. The Company relied upon representations from the investor that it was an “accredited investor” within the meaning of Rule 501(a) under the Securities Act as a basis for the exemption.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).
3.2	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).
3.3	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).
10.1*+	Distribution and Supply Agreement dated January 8, 2015 by and between Fuse Medical, Inc. and BioDlogics, LLC.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

+	Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.
*	Filed herewith.
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

FUSE MEDICAL, INC.

Date: August 12, 2015	By:	/s/ Christopher Pratt
Christopher Pratt
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015	By:	/s/ David Hexter
David Hexter
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

