Form 10-Q
period 2015-09-30
Fuse Medical, Inc.
filed 2015-11-16
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10093

Fuse Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-1224913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 Summit Avenue, Suite 670, Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

(817) 439-7025

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2015, 6,890,808 shares of common stock, par value $0.01 per share, and 0 shares of preferred stock, par value $0.01 per share, of the registrant were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

September 30, 2015

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, in the section captioned "Management's Discussion and Analysis of Financial Condition and Result of Operations" and elsewhere. Any and all statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed forward-looking statements. Terms such as "may," "might," "would," "should," "could," "project," "estimate," "pro-forma," "predict," "potential," "strategy," "anticipate," "attempt," "develop," "plan," "help," "believe," "continue," "intend," "expect," "future," and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation, statements regarding: (i) the plans and objectives of management for future operations; (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items; (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"); (iv) our beliefs regarding potential clinical and other health benefits of medical products we distribute; and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,160	$67,555
Accounts receivable, net of allowance of $3,704 and $220, respectively	173,323	196,236
Inventories	67,581	131,382
Prepaid expenses and other receivables	43,229	49,250
Other receivables - related parties	-	50,000
Total current assets	341,293	494,423

Property and equipment, net	23,513	48,961
Security deposit	3,822	2,489

Total assets	$368,628	$545,873

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$199,904	$276,619
Accounts payable - related parties	21,109	43,134
Accrued expenses	56,645	10,366
Notes payable, current portion	-	17,250
Total current liabilities	277,658	347,369

Note payable - related party	100,000	-
Total liabilities	377,658	347,369

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 6,890,808 and 5,510,808 issued and outstanding, respectively	68,908	55,108
Additional paid-in capital	2,251,093	1,656,893
Accumulated deficit	(2,329,031)	(1,513,497)
Total stockholders' equity (deficit)	(9,030)	198,504

Total liabilities and stockholders' equity (deficit)	$368,628	$545,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$442,857	$207,105	$1,192,718	$631,975
Cost of revenues	165,268	72,696	436,913	236,200

Gross profit	277,589	134,409	755,805	395,775

Operating expenses:
General, administrative and other	755,367	529,482	1,565,012	1,070,943
Merger costs	-	50,955	-	320,448
Total operating expenses	755,367	580,437	1,565,012	1,391,391

Operating loss	(477,778)	(446,028)	(809,207)	(995,616)

Other income (expense):
Interest income	-	-	-	1,177
Interest expense	(1,885)	(27,392)	(5,348)	(58,488)
Loss on disposal of property and equipment	(979)	-	(979)	-
Total other income (expense)	(2,864)	(27,392)	(6,327)	(57,311)

Net loss	$(480,642)	$(473,420)	$(815,534)	$(1,052,927)

Net loss per common share - basic and diluted	$(0.08)	$(0.12)	$(0.14)	$(0.28)

Weighted average number of common shares outstanding - basic and diluted	6,260,373	3,983,699	5,952,933	3,723,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	5,510,808	$55,108	$1,656,893	$(1,513,497)	$198,504

Common stock issued for cash	380,000	3,800	186,200	-	190,000

Fair value of vested stock options	-	-	168,000	-	168,000

Common stock issued for services rendered	1,000,000	10,000	240,000	-	250,000

Net loss	-	-	-	(815,534)	(815,534)

Balance, September 30, 2015	6,890,808	$68,908	$2,251,093	$(2,329,031)	$(9,030)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(815,534)	$(1,052,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3,704	7,715
Depreciation	21,888	9,481
Loss on disposal of property and equipment	979	-
Transfer of property and equipment as part of expense reimbursement	6,000	-
Stock-based compensation	418,000	-
Advances to Golf Rounds.com, Inc. expensed to merger costs	-	105,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	19,209	29,811
Accounts receivable - related parties	-	2,538
Inventories	63,801	(29,957)
Prepaid expenses and other receivables	6,021	(13,686)
Security deposit	(3,822)	(2,489)
Accounts payable	(76,715)	88,834
Accounts payable - related parties	(22,025)	(6,265)
Accrued expenses	46,279	(3,013)
Net cash used in operating activities	(332,215)	(864,958)

Cash flows from investing activities:
Purchases of property and equipment	(1,580)	(59,755)
Proceeds from the disposal of property and equipment	650	-
Advances to Golf Rounds.com, Inc.	-	(10,000)
Cash acquired in reverse merger	-	641
Net cash used in investing activities	(930)	(69,114)

Cash flows from financing activities:
Advances to related parties	(43,240)	(42,611)
Repayments received from related parties	93,240	74,993
Proceeds from issuance of promissory notes	-	727,776
Repayments of promissory notes	(17,250)	-
Proceeds from issuance of promissory notes to related parties	100,000	724,238
Proceeds from sale of common stock	190,000	-
Proceeds from subscriptions receivable	-	500
Distributions prior to the merger	-	(40,583)
Net cash provided by financing activities	322,750	1,444,313

Net increase (decrease) in cash and cash equivalents	(10,395)	510,241

Cash and cash equivalents - beginning of period	67,555	12,339

Cash and cash equivalents - end of period	$57,160	$522,580

Supplemental disclosure of cash flow information:
Interest paid	$1,588	$1,713

Non-cash investing and financing activities:
Transfer security deposit as part of expense reimbursement	$2,489	$-
Assumption of net liabilities in reverse merger	$-	$28,411
Reclassification of undistributed earnings of Fuse Medical, LLC to Additional paid-in capital upon its transition from a nontaxable entity to a taxable entity	$-	$26,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Fuse Medical, Inc. (together with its subsidiaries, the "Company" or "Fuse Medical") was formed in Delaware on July 18, 2012 as Fuse Medical, LLC. Fuse Medical V, LP was formed in Texas on November 15, 2012 and upon formation was owned 59% by Fuse Medical, LLC. Fuse Medical VI, LP was formed in Texas on January 31, 2013 and upon formation was owned 59% by Fuse Medical, LLC. On February 12, 2015, Certificates of Termination were filed for Fuse Medical V, LP and Fuse Medical VI, LP. On February 20, 2015, a Certificate of Cancellation was filed in Delaware, and on August 5, 2015, a Certificate of Withdrawal was filed in Texas, for Fuse Medical, LLC.

On December 18, 2013, Fuse Medical, LLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Golf Rounds.com, Inc. (the "Registrant"), Project Fuse LLC (a wholly-owned subsidiary of Golf Rounds.com, Inc.) ("Merger Sub"), and D. Alan Meeker, solely in his capacity as the representative of the members of Fuse Medical, LLC (the "Representative"). Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to change its name from "GolfRounds.com, Inc." to "Fuse Medical, Inc." On May 28, 2014, the transactions contemplated by the Merger Agreement closed wherein Merger Sub merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. (the "Merger"). Accordingly, on May 28, 2014, the Company was recapitalized in a reverse merger. All references to the Company or Fuse Medical before May 28, 2014 are to Fuse Medical, LLC.

Fuse Medical distributes diversified healthcare products and supplies, including biologics, internal fixation products and bone substitute materials in several states. The Company strives to provide cost savings and clinical outcomes to its customers, which include physicians and medical facilities.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Company believes that the disclosures are adequate to make the information presented not misleading.

The condensed consolidated balance sheet information as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company's Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $815,534 and used $332,215 of cash in our operating activities during the nine months ended September 30, 2015. As of September 30, 2015, we had $57,160 of cash and cash equivalents on hand, stockholders' deficit of $9,030 and working capital of $63,635. While management expects operating trends to improve over the course of 2015, the Company's ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2014 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. Commencing with the second quarter of 2015, we began to refocus our efforts to increase revenues derived from the sale of biologics, which will increase the amount of gross profits from operations. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from a significant stockholder; (ii) $100,000 from the sale of common shares to a related party; and (iii) $90,000 from the sale of common shares in private offerings. The Company is seeking to raise additional funds from future private offerings. No assurance can be given that such financing will be available, or if available, at rates favorable to the Company or its stockholders.

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on September 30, 2015. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company's financing efforts will result in profitable operations or the resolution of the Company's liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts, valuation of inventories, the estimates of depreciable lives and valuation of property and equipment, and the valuation allowance on deferred tax assets.

Earnings (Loss) Per Share

The Company's computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company's net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common shares (e.g. warrants and options) had been exercised or converted into common shares at the beginning of the period, or issuance date, if later, and had shared in the net income (loss) of the Company. Diluted EPS is computed using the treasury stock method, which assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common shares at the average market price during the period. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The weighted average number of common shares outstanding has been retroactively restated for: (i) the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented; and (ii) the 14.62 to 1 reverse stock split that occurred May 28, 2014.

As of September 30, 2015 and 2014, common stock equivalents included options to purchase 609,576 and 11,628 common shares, respectively. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of September 30, 2015, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient's performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation – Stock Compensation (Topic 718)". The ASU was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity". The amendments in ASU 2014-16 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. ASU 2014-16 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on the Company's financial statements and disclosures.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company's financial statements and disclosures.

In July 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory", which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out ("LIFO") and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on the Company's financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Computer equipment	$31,053	$36,240
Furniture and fixtures	12,284	15,977
Office equipment	1,580	-
Software	10,500	10,500
	55,417	62,717
Less: accumulated depreciation	(31,904)	(13,756)
Property and equipment, net	$23,513	$48,961

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

On September 1, 2015, the Company transferred a security deposit of $2,489 and property and equipment having a net book value of $3,062 in order to settle $6,000 of expense reimbursement to an individual that was a former director and Chief Executive Officer of the Company, resulting in a gain on disposition of $449 (See Notes 5 and 8).

On September 29, 2015, the Company sold furniture and fixtures having a net book value of $2,078 for cash proceeds of $650, resulting in a loss on disposition of $1,428.

Depreciation expense for the three and nine months ended September 30, 2015 and 2014 was $8,563, $3,759, $21,888 and $9,481, respectively.

Note 4. Notes Payable

Notes payable consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Note payable - originating July 30, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015	$-	$6,000

Note payable - originating August 29, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015	-	11,250

Note payable - related party originating January 15, 2015; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2017 [A]	100,000	-
Total	100,000	17,250
Less: Current maturities	-	(17,250)
Amount due after one year	$100,000	$-

[A] - On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 8).

During the three and nine months ended September 30, 2015 and 2014, interest expense of $1,885, $27,392, $5,348 and $58,488, respectively, was recognized on outstanding notes payable. As of September 30, 2015 and December 31, 2014, accrued interest payable was $3,781 and $21, respectively, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

Note 5. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the "Plaintiffs") filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the "Defendants"). On April 21, 2014, the complaint was dismissed for "want of prosecution." The Plaintiffs had 30 days from April 21, 2014 to file a motion to reinstate the case and no timely action was taken by the Plaintiffs. However, the Plaintiffs did file a motion to reinstate on May 22, 2014 and it was granted. The Defendants argued a Motion to Dismiss before the court on July 25, 2014 and, on July 28, 2014, the court granted the motion and dismissed the Plaintiffs' (i) breach of fiduciary duty claim against all Defendants, (ii) suit on sworn account claim against all Defendants except Fuse, and (iii) quantum meruit claim against all Defendants except Fuse. The Defendants were also awarded attorneys' fees in the amount of $4,343. Discovery in the case ended on March 25, 2015 and Plaintiffs failed to file any discovery requests during the period or seek an extension of the period. On April 27, 2015, Defendants filed a motion for summary judgment in this matter for failure to prosecute and on the grounds that the claims were not legally viable. On April 28, 2015, Plaintiffs filed a Notice of Non-Suit, which effectively withdrew the lawsuit against the Defendants without prejudice to Plaintiffs' right to refile the lawsuit at any time subject to the applicable statute of limitations.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added Craig Longhurst and PH Squared, LLC as additional Plaintiffs. The new complaint asserts essentially the same claims as the original nonsuited complaint: (i) suit on sworn account against Fuse; (ii) fraud against all defendants; and (iii) breach of contract against all defendants for allegedly violating a non-circumvention/non-disclosure agreement. Richard Cutler is the sole principal of Cutler Law Group, P.C., which provided legal representation to its clients, Craig Longhurst and PH Squared, LLC d/b/a PharmHouse Pharmacy ("Cutler's Client"), during a failed merger attempt between Fuse and Golf Rounds.com, Inc. (the "Failed Transaction"). The Plaintiffs have alleged that the Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler and his law firm to document the transaction. The Plaintiffs have further alleged that the Defendants continued to pursue a similar transaction without Cutler's Client or the Plaintiffs. The Plaintiffs claim that the Defendants are responsible for damages in the amount of $46,465 plus interest for the breach of contract claim because Plaintiffs were not paid their legal fees by Cutler's Client and Plaintiffs did not receive equity in the merged company that would have resulted from the Failed Transaction. Plaintiffs are also asking for undisclosed damages related to the fraud and breach of contract claims, and are asking for exemplary damages as a result of allegedly intentional fraud that some or all of the Defendants allegedly committed. Plaintiffs also seek their attorneys' fees and costs for having brought the action.

Defendants' Answer is due on November 16, 2015. The Defendants continue to believe that the lawsuit is completely without merit and will vigorously contest it and protect their interests. However, the outcome of this legal action cannot be predicted.

Operating Leases

On September 1, 2015, the Company entered into an Assignment and Assumption of Lease Agreement (the "Agreement") whereby the Company assigned the operating lease for its corporate headquarters to an entity controlled by an individual that was a former director and Chief Executive Officer of the Company. Under the Agreement, which was cosigned by the landlord, the entity to which the lease was assigned assumed all further obligations under the lease (See Notes 3 and 8).

Effective September 1, 2015, the Company began occupying space at its new corporate headquarters in Fort Worth, Texas on a month-to-month basis. The new lease requires rent payments of $3,822 per month plus common area maintenance.

Note 6. Stockholders' Equity (Deficit)

Common Stock

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by certain officers and directors of the Company.

In March 2015, the Company began selling shares of its common stock at $0.50 per share in private offerings with the intent of raising up to $2,000,000 from these private offerings. As of September 30, 2015, the Company sold an aggregate of 180,000 common shares for aggregate proceeds of $90,000, or $0.50 per share, through these private offerings.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

On August 27, 2015, the Company awarded the following common shares to four employees for services rendered: (i) 450,000 common shares to the Chief Executive Officer; (ii) 250,000 common shares to the Chief Operating Officer; (iii) 150,000 common shares to the Chief Financial Officer; and (iv) 150,000 common shares to the Vice President of Sales. The closing price of the Company's common stock on the trading day immediately preceding the awarding of the common shares was $0.25. Accordingly, an aggregate of $250,000 of expense was recognized in association with the issuance of these common shares.

Stock Options

On July 17, 2015, Ross Eichberg, the General Counsel for the Company resigned. In connection with Mr. Eichberg's resignation, the Company granted Mr. Eichberg options to purchase 600,000 shares of the Company's common stock at $0.26 per share, which was equal to 90% of the 30-day trading average of the Company's common stock prior to the grant date of July 17, 2015. The options have a term of five years from the grant date. The options vested immediately, but become exercisable as follows: 100,000 (1/6) of the options shall become exercisable 13 months after the grant date and an additional 100,000 options (1/6) shall become exercisable each of the following five months thereafter so that all of the options shall become exercisable as of 18 months after the grant date. The fair value of the stock options issued was $168,000, all of which was recognized immediately as an expense because the stock options were fully vested as of the grant date.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company's stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the nine months ended September 30, 2015 and 2014:

	For the Nine	For the Nine Months Ended
	Months Ended
Assumptions	September 30, 2015	September 30, 2014
Expected life (years)	3.2	n/a
Expected volatility	223%	n/a
Weighted-average volatility	223%	n/a
Risk-free interest rate	1.05%	n/a
Dividend yield	0.0%	n/a
Expected forfeiture rate	n/a	n/a

The Company utilized the simplified method to estimate the expected life for stock options granted to employees. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The expected volatility is based on historical volatility of the Company's common stock subsequent to the closing of the merger on May 28, 2014. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

A summary of the Company's stock option activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2014	11,628	$9.98
Granted	600,000	$0.26
Exercised	-
Forfeited	-
Expired	(2,052)	$8.77
Balance outstanding at September 30, 2015	609,576	$0.42	4.8	$-

Exercisable at September 30, 2015	9,576	$10.23	1.5	$-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2015 was $0.28.

Note 7. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of September 30, 2015, the Company's bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three and nine months ended September 30, 2015 and 2014, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Customer 1	66.2%	51.0%	71.2%	46.1%
Customer 2	20.6%	-	13.6%	-
Customer 3	-	20.7%	-	25.7%
Customer 4	-	11.6%	-	11.4%
Totals	86.8%	83.3%	84.8%	83.2%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

At September 30, 2015 and December 31, 2014, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	September 30, 2015	December 31, 2014
Customer 1	40.4%	47.6%
Customer 2	27.8%	-
Customer 3	16.2%	26.7%
Totals	84.4%	74.3%

For the three and nine months ended September 30, 2015 and 2014, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Supplier 1	71.8%	100.0%	75.1%	77.0%
Supplier 2	28.2%	-	24.9%	-
Supplier 3	-	-	-	23.0%
Totals	100.0%	100.0%	100.0%	100.0%

Note 8. Related Party Transactions

During the three months ended March 31, 2015, the Company allocated an aggregate of $43,240 of compensation paid to the Company's General Counsel to an entity that is owned partially by certain officers and directors of the Company. During the nine months ended September 30, 2015, the Company was reimbursed the entire amount of compensation of the Company's eneral Counsel that had been allocated to the entity that is owned partially by certain officers and directors of the Company in the amount of $93,240. The balance due from the entity was $0 and $50,000 as of September 30, 2015 and December 31, 2014, respectively.

On September 1, 2015, the Company transferred a security deposit of $2,489 and property and equipment having a net book value of $3,062 in order to settle $6,000 of expense reimbursement to an individual that was a former director and Chief Executive Officer of the Company, resulting in a gain on disposition of $449. On September 1, 2015, the Company entered into an Assignment and Assumption of Lease Agreement (the "Agreement") whereby the Company assigned the operating lease for its corporate headquarters to an entity controlled by an individual that was a former director and Chief Executive Officer of the Company. Under the Agreement, which was cosigned by the landlord, the entity to which the lease was assigned assumed all further obligations under the lease (See Notes 3 and 5).

As of September 30, 2015 and December 31, 2014, $21,109 and $43,134, respectively, is owed to officers and directors of the Company or entities controlled by these individuals. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 4).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by an individual that was a former director and Chief Executive Officer of the Company. The individual serves as the Manager of Crestview Farm. Rent expense for these facilities was $0 and $500 for the nine months ended September 30, 2015 and 2014, respectively.

During the period from inception through September 30, 2015, several members of the Company's management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Fuse Medical, Inc. ("Fuse" or the "Company") distributes diversified healthcare products and supplies, including biologics, internal fixation products and bone substitute materials in several states. The Company's business is to market, distribute and sell biologics, internal fixation, and bone substitute materials.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission ("SEC"), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the periods covered by this report.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Revenues

For the three months ended September 30, 2015, net revenues were $442,857, compared to $207,105 for the three months ended September 30, 2014, an increase of $235,752, or 114%. Beginning in November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Thus, on an aggregate basis, the average selling prices of our products will vary from period to period depending on the product mix. The increase in net revenues is primarily the result of increased sales of biologics to existing customers as well as the addition of commissions received from internal fixation products.

Cost of Revenues

For the three months ended September 30, 2015, our cost of revenues was $165,268, compared to $72,696 for the three months ended September 30, 2014, representing an increase of $92,572, or 127%. At the beginning of the third fiscal quarter of 2015, the supplier from which we purchase the largest percentage of our goods for resale increased its pricing by approximately 10%. Accordingly, the percentage increase in the cost of revenues for the three months ended September 30, 2015 represented approximately the same percentage increase in net revenues compared to the prior year comparable period multiplied by the increased cost of obtaining additional goods for resale. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the three months ended September 30, 2015, we generated a gross profit of $277,589, compared to $134,409 for the three months ended September 30, 2014, an increase of $143,180, or 107%. The increase in gross profit was primarily due to the increase in net revenues. Gross margins were 62.7% in the current year period compared to 64.9% for the comparable prior year period. The decrease in gross margin is primarily the result of the implementation of a 10% price increase by our largest supplier and the amount of revenues derived from the sale of larger order quantities at a discounted selling price, partially offset by net revenues derived from biologics having higher gross margins as well as commissions received from the sale of internal fixation products. The Company's gross margin will vary depending upon the relative product mix of sales made on the gross basis and the net basis due to the varying cost and profit margins on the products distributed by the Company.

Operating Expenses

General, Administrative and Other

For the three months ended September 30, 2015, general, administrative and other operating expenses increased to $755,367 from $529,482 for the three months ended September 30, 2014, representing an increase of $225,885, or 42.7%. This increase is primarily attributable to increases in payroll and related costs of $313,591 and consulting fees of $42,454, partially offset by a decrease in legal and professional fees of $132,052. Further, this increase is attributable to non-cash stock-based compensation of $250,000 from the issuances of common shares to management and $168,000 from the issuance of stock options to a former employee and other costs to fund operations. General, administrative and other operating expenses during the three months ended September 30, 2015 consisted primarily of payroll and related costs, legal and professional fees and consulting expense.

Merger Costs

For the three months ended September 30, 2015, merger costs decreased to $0 from $50,955 for the three months ended September 30, 2014. Merger costs were incurred for the reverse merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the three months ended September 30, 2015, interest expense decreased to $1,885 from $27,392 for the three months ended September 30, 2014, representing a decrease of $25,507, or 93.1%. Interest expense decreased primarily due to a lower amount of notes payable outstanding during the current year period that resulted from the conversion, on December 31, 2014, of outstanding notes payable having a principal balance of $1,512,014 and accrued interest of $57,893 into 1,509,528 common shares of the Company. In addition, during the three months ended September 30, 2015, the Company repaid an aggregate of $17,250 of promissory notes payable at maturity. Interest expense for the prior year comparable period also included $575 of interest on the Company's line of credit that was fully repaid and closed in October 2014.

Net Loss

For the three months ended September 30, 2015, the Company incurred a net loss of $480,642 compared to a net loss of $473,420 for the three months ended September 30, 2014. The increase in the net loss is primarily due to the increase in general, administrative and other expenses, partially offset by the increase in gross profit, the elimination of merger costs and the decrease in interest expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Revenues

For the nine months ended September 30, 2015, net revenues were $1,192,718, compared to $631,975 for the nine months ended September 30, 2014, an increase of $560,743, or 88.7%. Beginning in November 2013, we began selling larger order quantities of the same product (subject to minimums) at a discounted selling price. Thus, on an aggregate basis, the average selling prices of our products will vary from period to period depending on the product mix. The increase in net revenues is primarily the result of increased sales of biologics to existing customers as well as the addition of commissions received from the sale of internal fixation products.

Cost of Revenues

For the nine months ended September 30, 2015, our cost of revenues was $436,913, compared to $236,200 for the nine months ended September 30, 2014, representing an increase of $200,713, or 85.0%. During the nine months ended September 30, 2015, we increased the allowance for inventory obsolescence by $2,310. Excluding the increase in the allowance for obsolescence recognized during the current year period, our cost of revenues increased by $198,403, or 84.0%. At the beginning of the third fiscal quarter of 2015, the supplier from which we purchase the largest percentage of our goods for resale increased its pricing by approximately 10%. The increase in cost of revenues was due primarily to an increase in the number of units sold as well as the increase to the reserve for inventory obsolescence. However, this percentage increase was not commensurate with the increase in net revenues due to a great portion of revenues being derived from commission from the sale of internal fixation products, which do not have a corresponding cost of revenue. Cost of revenues includes costs to purchase goods, transportation, storage, sales representatives and account management.

Gross Profit

For the nine months ended September 30, 2015, we generated a gross profit of $755,805, compared to $395,775 for the nine months ended September 30, 2014, an increase of $360,030, or 91.0%. The increase in gross profit was primarily due to the increase in net revenues. Excluding the increase in the allowance for inventory obsolescence in the current year period, gross margins were 63.6% in the current year period compared to 62.6% for the comparable prior year period. The increase in gross margin is primarily the result of the increase in net revenues derived from biologics having higher gross margins as well as commissions received from the sale of internal fixation products, partially offset by the amount of revenues derived from the sale of larger order quantities at a discounted selling price and the implementation of a 10% price increase by our largest supplier. The Company's gross margin will vary depending upon the relative product mix of sales made on the gross basis and the net basis due to the varying cost and profit margins on the products distributed by the Company.

Operating Expenses

General, Administrative and Other

For the nine months ended September 30, 2015, general, administrative and other operating expenses increased to $1,565,012 from $1,070,943 for the nine months ended September 30, 2014, representing an increase of $494,069, or 46.1%. This increase is primarily attributable to increases in payroll and related costs of $573,309, consulting fees of $132,354, travel expenses of $27,366 and insurance expense of $23,966, partially offset by a decrease in legal and professional fees of $265,721. Further, this increase is attributable to non-cash stock-based compensation of $250,000_from the issuances of common shares to management and $168,000_from the issuance of stock options to a former employee and other costs to fund operations. General, administrative and other operating expenses during the nine months ended September 30, 2015 consisted primarily of payroll and related costs, legal and professional fees, consulting expense and travel expenses.

Merger Costs

For the nine months ended September 30, 2015, merger costs decreased to $0 from $320,448 for the nine months ended September 30, 2014. Merger costs were incurred for the reverse merger with GolfRounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the nine months ended September 30, 2015, interest expense decreased to $5,348 from $58,488 for the nine months ended September 30, 2014, representing a decrease of $53,140, or 90.9%. Interest expense decreased primarily due to a lower amount of notes payable outstanding during the current year period that resulted from the conversion, on December 31, 2014, of outstanding notes payable having a principal balance of $1,512,014 and accrued interest of $57,893 into 1,509,528 common shares of the Company. In addition, during the three months ended September 30, 2015, the Company repaid an aggregate of $17,250 of promissory notes payable at maturity. Interest expense for the prior year comparable period also included $1,713 of interest on the Company's line of credit that was fully repaid and closed in October 2014.

Net Loss

For the nine months ended September 30, 2015, the Company incurred a net loss of $815,534 compared to a net loss of $1,052,927 for the nine months ended September 30, 2014. The decrease in the net loss is primarily due to the increase in gross profit, the elimination of merger costs and the decrease in interest expense, partially offset by the increase in general, administrative and other expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2015 totaled $332,215 and resulted primarily from a net loss of $815,534 and a decrease in accounts payable of $76,715, partially offset by stock-based compensation of $418,000, a decrease in inventories of $63,801 and an increase in accrued expenses of $46,279.

Net cash used in investing activities during the nine months ended September 30, 2015 totaled $930.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $322,750 and resulted from proceeds from the sale of our common stock of $190,000, proceeds from the issuance of a promissory note to a related party of $100,000 and repayments received from related parties of $93,240, offset by advances to related parties of $43,240 and repayments of promissory notes payable of $17,250.

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from WHIG, LLC, a significant stockholder; (ii) $100,000 from the sale of common shares to Cooks Bridge II, LLC, an entity controlled by certain officers and directors of the Company; and (iii) $90,000 from the sale of common shares in private offerings. On January 15, 2015, the Company issued a promissory note payable in the amount of $100,000 to WHIG, LLC. The note payable is for a term of 24 months and is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest that commenced at the beginning of month seven. The first six months of interest is being deferred until maturity.

At September 30, 2015, we had working capital of $63,635, including $57,160 in cash and cash equivalents. As of November 13, 2015, the Company had approximately $13,000 in available cash. Our cash balances are kept liquid in order to support our growing infrastructure needs. Our cash is concentrated in a large financial institution. The Company does not have enough cash to sustain its operations for the next 12 months.

The estimated costs of operations while we work to increase our revenues is substantially greater than the amount of funds we had available on September 30, 2015. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. If we are unable to raise capital or increase our revenues, we believe that we will need to reduce operating expenses. There can be no assurance that the Company's financing efforts will result in profitable operations or the resolution of the Company's liquidity problems.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2015, the Company has had losses from operations for the last several quarters. During June 2015, the number of employees decreased and efforts have been focused on increasing revenues from our most profitable products in order to sustain operations and eventually resume profitable operations. Management plans to raise additional funds through offering our shares of common stock in private and/or public offerings and through debt financing, if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain our business operations or permit the Company to implement its intended business strategy.

In their report dated April 15, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2014 concerning the Company's assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of current working capital requirements and recurring losses from operations.

Capital Expenditures

For the nine months ended September 30, 2015, the Company had material capital expenditures of $1,580. The Company has no material commitments for capital expenditures as of September 30, 2015. Depending on our cash position, we may spend up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of inventories and fixed assets. Depending on the results of management's ability to implement its business plan, realize efficiencies in technology development and utilize our physician network, our capital expenditures may be less than anticipated.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity.

The words "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "plan," "could," "target," "potential," "is likely," "will," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the condition of the capital markets, particularly for smaller companies, willingness of doctors and facilities to purchase the products that we sell and regulatory issues adversely affecting our margins and/or ability to sell products. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act").

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. Additionally, there were no material changes during the period covered by this report to any pending legal proceedings previously reported.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933, as described below. All securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Rule 506 under the Securities Act.

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Former General Counsel	7/17/15	600,000 stock options exercisable at $0.26 per share	In connection with resignation

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying "Exhibit Index".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: November 16, 2015	By:	/s/ Christopher Pratt
Christopher Pratt
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ David Hexter
David Hexter
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1

Stock Option Agreement dated July 17, 2015 by and between Ross Eichberg and Fuse Medical, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on July 22, 2015, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
**	Furnished herewith.

