Form 10-K
period 2015-12-31
Fuse Medical, Inc.
filed 2016-03-25
CIK 319016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 000-10093

FUSE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-1224913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Summit Avenue, Suite 670, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 439-7025

Registrant's telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer," "accelerated filer," and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $271,213.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 25, 2016, 6,890,808 shares of the registrant's common stock were outstanding.

EXPLANATORY NOTE

On May 28, 2014, Golf Rounds.com, Inc., a Delaware corporation ("Golf Rounds"), consummated a "reverse merger" transaction with Fuse Medical, LLC, a Delaware limited liability company ("Fuse"). Details of the transaction are provided in Item 1 of this Annual Report.

As a result of the "reverse merger" transaction, Golf Rounds agreed to continue the business operations of Fuse and change its name to Fuse Medical, Inc., a Delaware corporation (the "Company"). Prior to the transaction, Golf Rounds was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, the "Exchange Act") and did not conduct any business.

In accordance with "reverse merger" accounting treatment, the Company's historical financial statements prior to the transaction will be replaced with the historical financial statements of Fuse prior to the transaction in all future filings with the SEC.

We are a "smaller reporting company" as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Accordingly, this Annual Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K.

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

On December 18, 2013, Golf Rounds entered into an Agreement and Plan of Merger with Fuse, Project Fuse LLC, a wholly owned subsidiary of the Company ("Merger Sub"), and D. Alan Meeker, solely in his capacity as the representative of the Fuse members (the "Representative"), which agreement was amended on March 3, 2014 and April 11, 2014 solely to extend the termination date set forth therein (as so amended, and as further amended or supplemented from time to time, the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub merged with and into Fuse, with Fuse surviving as a wholly owned subsidiary of the Golf Rounds (the "Merger"). The Merger was effective as of May 28, 2014, upon the filing of a certificate of merger with the Secretary of State of the State of Delaware. At the effective time of the Merger (the "Effective Time"), the legal existence of Merger Sub ceased and each membership interest unit of Merger Sub issued and outstanding immediately prior to the Effective Time was converted into and became one validly issued, fully paid and non-assessable membership interest unit of Fuse, so that after the Effective Time, Golf Rounds became the holder of all of the issued and outstanding membership interest units of Fuse.

On May 28, 2014, as a result of the Merger, Golf Rounds acquired Fuse and the business of Fuse became our business. For more information on the Merger, see the Company's Form 8-K/A filed on August 29, 2014.

Fuse was formed in Delaware on July 18, 2012 to market, distribute and sell internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products for use in a variety of surgical procedures. Subsequent to the formation of Fuse, two physician partnerships were formed to operate separate businesses focusing on the distribution of medical devices. Fuse Medical V, LP, was formed on November 15, 2012 and is owned 59% by Fuse, 1% by Fuse Management V, LLC (the General Partner) and 40% by individual physicians. The second partnership, Fuse Medical VI, LP was formed on January 31, 2013. Fuse Medical VI, LP was owned 59% by Fuse, 1% by Fuse Management VI, LLC (the General Partner) and 40% by individual physicians. Fuse Medical V, LP and Fuse Medical VI, LP are limited partnerships. Prior to the Merger, the General Partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interests to corresponding interests in Fuse, each becoming one of the Holders. Accordingly, the above companies became wholly-owned subsidiaries of Fuse immediately prior to the Merger. Certificates of Termination were filed for Fuse Medical V, LP, Fuse Medical VI, LP, Fuse Management V, LLC, and Fuse Management VI, LLC on February 12, 2015. A Certificate of Cancellation for Fuse Medical, LLC, was filed in Delaware on February 20, 2015 and a Certificate of Withdrawal was filed in Texas on August 5, 2015.

Overview

The Company's business is to market, distribute and sell internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products for use in a variety of surgical procedures in various types of facilities (ambulatory surgical centers, hospitals and physician offices and other medical facilities) where surgeons and doctors treat patients and operate. The Company markets, distributes and sells a variety of existing FDA-approved and/or state licensed products and services manufactured or produced by other organizations where the Company is considered a distributor and/or a stocking distributor. Currently, these products consist of plates and screws for recurring bone fractures, allografts for bone chips and tendons, and amniotics. The amniotic products are derived from the inner layer of the human amniotic tissue and then processed by the manufacturer which results in an FDA-approved allograft. Amniotics has historically made up over half of the Company's revenues. The Company utilizes its physician relationships, corporate partners, facility relationships and partnerships, as well as its knowledge of the healthcare industry, to further its business objectives. All sales are made in compliance with both the Stark Law and the federal anti-kickback statute, as further discussed below.

Product Distribution Channels and Customer Base

The Company utilizes multiple distribution models including representative networks and independent contractors. The Company's customers are physicians, orthopedic surgeons, hospitals, surgical facilities and physician practices. The Company distributes the products on behalf of manufacturers and, in some cases, receives a commission related to sales numbers. In most cases, the Company purchases products directly from manufactures and resells the products from existing inventory. Beginning with the inclusion of Dr. Pratt and Dr. Dei on the Company's management team and others of similar reputations, the Company is attempting to build a network of specialists in select clinical specialties, many of whom are leaders in their field, that the Company hopes will clinically utilize the Company's product lines through appropriate channels in a manner consistent with professional standards of practice. These network specialists may include heads of teaching hospitals, universities and clinical resident and fellowship programs at some of the most respected institutes in the nation.

For products sold on a commission basis, the Company receives payment from the manufacturer or distributor. For products sold from the Company's inventory, the Company receives payment directly from its customers. Currently, the Company has a limited number of customers that it sells products to. In the year ended December 31, 2015, the Company had a concentration of sales in a limited number of hospital and surgical facilities. Amniotics has historically made up the largest portion of the Company's business. The Company recognizes that the diversification and growth of its customer base will be instrumental to its long-term strategic and financial success.

Our principal supplier for our Amniotic products is SLR Medical Consulting, LLC ("SLR"). Fuse entered into a Distributor Agreement with SLR effective December 15, 2015, pursuant to which Fuse acts as a non-exclusive global distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party.

On December 9, 2015, Fuse entered into a Sales Representative Agreement with Evologics, LLC in which Fuse receives a specified commission (depending on the specific product) of all of its sales of Evologics, LLC (and its affiliates) products, subject to certain adjustments set forth in the agreement. The term of the agreement expires on December 31, 2017 and renews on each annual anniversary date thereafter for successive one-year terms unless it is terminated in writing by either party.

On July 17, 2014, the Company entered into an Independent Representative Agreement with Vilex, Inc. ("Vilex") pursuant to which the Company was appointed as a representative of Vilex to promote and sell Vilex's products in the United States. The Vilex products include certain plates, screws, and related equipment. Under the terms of the agreement with Vilex, the Company is a non-exclusive representative of Vilex, except for certain specified customers. The term of the agreement with Vilex is five years, and will automatically renew for additional one-year periods at the expiration of the original term unless terminated as provided therein. The Company is paid a commission based on its net sales. In 2015, we generated approximately $46,000 from Vilex for commissions under this agreement.

On January 8, 2015, the Company entered into a Distribution and Supply Agreement with BioDlogics, LLC ("BioD"), pursuant to which the Company was appointed as a non-exclusive distributor of certain products of BioD and granted the right to promote and sell such products in the United States. The term of the agreement with BioD is from January 8, 2015, through December 31, 2016, unless earlier terminated in accordance with the agreement. The agreement sets forth a quota for the purchase of the products by the Company from BioD for the first year of the agreement, which the Company agreed to use its best efforts to meet or exceed. In 2015, we generated approximately $420,000 of revenues from this agreement.

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

Regulatory Issues

There are both federal and state regulations that may impact the Company's ability to fully implement its strategic plan.

FDA Regulations

The manufacturers and suppliers of the products we market are subject to extensive regulation by the U.S. Food and Drug Administrations ("FDA"), other federal governmental agencies and by state authorities. These regulations govern the approval, clearance or license to commercialize medical devices, biological products and human cellular and tissue products; including compliance with the standards and requirements related to the design, testing, manufacture, labeling, promotion and sales of the products, stringent record keeping requirements, tracking of devices, reporting of potential product defects and adverse events, conduct of corrections and recalls, and other matters. As a distributor and marketer of such FDA-regulated products, we are subject to independent requirements to register and list certain products, we may be required to obtain state licensure or certifications and we may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with applicable requirements could result in a wide variety of enforcement actions ranging from warning letters to more severe sanctions such as: fines and civil penalties, operating restrictions, injunctions and criminal prosecutions.

Fraud, Abuse and False Claims

We are directly and indirectly subject to certain federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse. The federal Anti-Kickback Statute (the "AKS") is a criminal statute that prohibits the payment or receipt of remuneration, in cash or otherwise, in return for referrals of federal healthcare beneficiaries. The CMS has promulgated certain safe harbors that offer protection from liability for arrangements that fall within very specific parameters. The Company intends to utilize the "physician investment interest safe harbor" in the AKS as a business model. To reach the "Public Company Exception" (as defined below) to the AKS, the Company must possess undepreciated net tangible assets related to the furnishing of healthcare items and services of more than $50,000,000 in the previous fiscal year or 12-month period. As of December 31, 2015, our net tangible assets related to healthcare items and services was approximately $100,000 and, therefore, we will not meet this exception at any time in the near future.

The Stark Law prohibits physicians or their immediate family members from referring to entities that provide designated health services ("DHS") to federal program beneficiaries if the physician or an immediate family member has a financial relationship (either via a compensation arrangement or ownership interest) directly or indirectly in that entity. Similar to safe harbors for the AKS, the Stark Law regulations created a series of exceptions to provide protection for certain types of business arrangements that fall within their parameters. Many states have laws similar to the federal law.

The Company will not accept federal reimbursement for its products until it meets one of the exceptions under the Stark Law. In addition, there are various state statutes which may limit the Company's ability to fully implement our business model until such time as the Company achieves exempt status. It is the intent of the Company to not sell any product to an insured that would be reimbursed under any government payer system including, but not limited to, Medicare, Tricare or other national or state government beneficiary program.

Employees

As of March 25, 2016, the Company had four employees and two independent contractors. None of our employees are subject to collective bargaining agreements. We believe that our relationships with our employees are good.

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

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $802,000 in 2015 and $1,405,000 in 2014. We anticipate these losses will continue for the foreseeable future. We have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our current cash balance provides us with enough working capital to sustain operations for approximately two months. Our continued existence is dependent upon our achieving sufficient sales levels of our products and obtaining adequate financing. If we are unsuccessful in generating sufficient sales or raising adequate capital, we will have to scale back or cease our operations and your investment will be lost.

We are not currently profitable and we will need to raise additional funds in the future; however, additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the sales and marketing of the products we sell. The sales and marketing expenses are anticipated to be funded from operating cash flow. There can be no assurance that we will have sufficient access to liquidity or cash flow to meet our operating expenses and other obligations. If we do not increase our revenues or reduce our expenses, we will need to raise additional capital, which would result in dilution to our stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If adequate funds are not otherwise available, we would be forced to curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

Pricing pressure and cost containment measurescould have a negative impact on our future operating results.

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

Our growth and profitability will depend in large part upon the effectiveness of our marketing expenditures.

Our future growth and profitability will depend in large part upon our marketing performance, including our ability to:

•	create greater awareness of the products we sell and the excellent quality control and customer service of the Company;

•	identify and utilize the most effective sales representatives who understand the advantages of our products and who can effectively communicate that to physicians; and

•	effectively manage marketing expenditures.

If our sales representatives and/or our promotional efforts are not effective, our future results of operations and financial condition will be adversely affected.

Product pricing is subject to regulatory control.

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

The Company may not be able to effectively manage its growth.

The Company's strategy involves rapid growth of its business. Companies which experience rapid growth sometimes fail because they cannot effectively manage their growth. If the Company fails to effectively manage its growth, its financial results could be adversely affected. Growth may place a strain on the Company's management systems and resources. As the Company grows, it must continue to hire, train, supervise and manage new employees. If the Company is unable to manage its growth, its operations and its financial results could be adversely affected and your investment may be lost.

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

If we lose the services of key personnel, it could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry is intense, and we may incur significant costs to retain or attract them. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth. The loss of the services of key individuals and the process to replace these individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Our executive management team, including our Chief Executive Officer and President, allocate part of their time to other companies.

Members of our executive management team, including Dr. Pratt, our Chief Executive Officer, are also in management positions with other companies. Each of these individuals may allocate their time between the affairs of the Company and the affairs of other companies. This situation presents the potential for conflicts of interest in determining the respective percentages of their time to be devoted to the affairs of the Company and the affairs of other companies. In addition, if the affairs of these other companies require members of our management team to devote more substantial amounts of their time to the affairs of the other companies in the future, it could limit their ability to devote sufficient time to our affairs and could have a negative impact on our business.

Our future will depend on our ability to increase sales.

We currently sell our products through direct sales by our contract employees and indirectly through distributor relationships. We incurred increased sales and marketing expenses in building and expanding our indirect sales force, and there can be no assurance that we will generate increased sales as a result of this effort. If we are unable to increase our sales, we may not be able to remain operational and your investment will be lost.

There may be fluctuations in our operating results, which will impact our stock price.

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenues, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality and general economic conditions. There can be no assurance that the level of revenues achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods. For example, our January sales are ordinarily significantly less than those of the fourth quarter months. Our expense levels are based, in part, on our expectations as to future revenues. As a result, if future revenues are below expectations, our loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues.

Our revenues will depend upon our customers receiving prompt and adequate reimbursement from private insurers and national health systems.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The ability of hospitals to pay fees for our products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals. Major third-party payors of hospital services and hospital outpatient services, such as private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement. Further, private healthcare insurer cutbacks could create downward price pressure on our products.

Future business combinations or acquisitions may be difficult to integrate and cause our attention to be diverted.

We may pursue various business combinations with other companies or strategic acquisitions of complementary businesses, product lines or technologies. There can be no assurance that such acquisitions will be available at all, or on terms acceptable to us. These transactions may require additional financing which may increase our indebtedness or outstanding shares, resulting in dilution to stockholders. The inability to obtain such future financing may inhibit our growth and operating results. Integration of acquisitions or additional products can be time consuming, difficult and expensive and may significantly impact operating results. Furthermore, the integration of any acquisition may divert management's time and resources from our core business. We may sell some or all of our product lines to other companies or may agree to combine with another company. Selling some of our product lines may inhibit our ability to generate positive operating results going forward.

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

As a distributor and marketer of such FDA-regulated products, we are subject to independent requirements to register and list certain products, may be required to obtain state licensure or certifications and may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with applicable requirements could result in a wide variety of enforcement actions ranging from warning letters to more severe sanctions such as fines and civil penalties, operating restrictions, injunctions and criminal prosecutions, all of which could adversely impact our business.

Future revenue will depend on our ability to develop new sales channels and there can be no assurance that these efforts will result in significant revenues.

We are heavily dependent on developing sales channels for the products we sell, but there can be no assurance that these channels can be developed or that we will continue to be successful in selling our products. We currently sell the products through independent contractors and employed representatives. We are engaging in a major initiative to build and further expand our indirect sales force. This effort will have significant costs that will be incurred prior to the generation of revenue sufficient to cover these costs. The costs incurred for these efforts may impact our operating results and there can be no assurance of their effectiveness. Many of our competitors have well-developed sales channels and it may be difficult for us to break through these competitors to take market share. If we are unable to develop these sales channels, we may not be able to grow revenue or maintain our current level of revenue generation.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Markets, Inc. ("OTC Markets"), which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

The market price for our securities historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of our company. Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements of technological innovations or new commercial products by our collaborative partners or our present or potential competitors;

•	our issuance of debt, equity or other securities, which we need to pursue to generate additional funds to cover our operating expenses;

•	our quarterly operating results;

•	developments or disputes concerning patent or other proprietary rights;

•	developments in our relationships with employees, suppliers or collaborative partners;

•	acquisitions or divestitures;

•	litigation and government proceedings;

•	adverse legislation, including changes in governmental regulation;

•	third-party reimbursement policies;

•	changes in securities analysts' recommendations;

•	short selling;

•	changes in health care policies and practices;

•	economic and other external factors; and

•	general market conditions.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, one cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with any such lawsuits and our management's attention and resources could be diverted from operating our business as we respond to any such litigation. We maintain insurance to cover these risks for us and our directors and officers, but our insurance is subject to high deductibles in order to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages.

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

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our Board of Directors ("Board") or a duly authorized committee of our Board, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets, which we currently do not have. We have not paid or declared any dividends on our common stock during the past two fiscal years and we do not intend to pay any dividends on our common stock in the foreseeable future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to stockholders generally.

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

Our executive officers and directors beneficially own as a group approximately 42% of our outstanding shares of common stock. As a result, these stockholders will be able to assert significant influence over all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Because we are subject to the "penny stock" rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Markets has been substantially less than $5.00 per share and, therefore, we are currently considered a "penny stock" according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and, therefore, reduces the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to re-sell shares of penny stocks like Fuse. This may have had and may continue to have a depressive effect upon our common stock price.

We could issue "blank check" preferred stock without shareholder approval with the effect of diluting then current shareholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 20,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without shareholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to shareholder proposals, which might further delay a change of control.

If our common stock becomes subject to a "chill" or a "freeze" imposed by the Depository Trust Company, or "DTC", your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our common stock is eligible for electronic settlement rather than delivery of paper certificates, DTC in the last several years has imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the OTC Markets. Depending on the type of restriction, it can prevent stockholders from buying or selling our shares and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock, if it were your ability to sell your shares would be limited.

Risk Factors Relating to Health Care Regulations

If there are any changes to the statutes and regulations placed on our industry, the changes may have an adverse effect on our business and your investment.

The ability of the Company to operate legally and at a profit may be adversely affected by the changes in governmental regulations, including federal and state fraud and abuse laws, federal and state AKS, the federal False Claims Act, federal and state self-referral laws, state restrictions on fee splitting, the federal Health Insurance Portability and Accountability Act of 1996, and other governmental regulations. Changes to these laws and regulations may adversely affect the economic viability of the Company.

There is ongoing scrutiny of arrangements between health care providers and potential referral sources (e.g., physicians) by Congress, state legislatures, governmental agencies and the courts in order to ensure such arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. While it is the Company's intent to ensure it is in compliance with federal and state laws, failure to do so could result in liability for the Company. Governmental authorities have demonstrated a willingness to look behind the formalities to determine the underlying purpose of payments between health care providers and potential referral sources. No assurance can be given that the Company will not be reviewed and challenged by enforcement authorities, and if so challenged, no assurance can be given that the Company will prevail. If there is a change in law, regulation, or administrative or judicial interpretations, we may have to change our business practices; otherwise or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and state governmental regulation could restrict our ability to sell the products.

AKS is a criminal statute that prohibits the payment or receipt of remuneration, in cash or otherwise, in return for referrals of federal healthcare beneficiaries. The CMS has promulgated certain safe harbors that offer protection from liability for arrangements that fall within very specific parameters. To reach the Public Company Exception to the AKS, we must first possess undepreciated net tangible assets related to the furnishing of healthcare items and services of more than $50,000,000 in the previous fiscal year or 12-month period. The Stark Law prohibits physicians or their immediate family members from referring to entities that provide DHS to federal program beneficiaries if the physician or an immediate family member has a financial relationship (either via a compensation arrangement or ownership interest) directly or indirectly in that entity. Similar to safe harbors for the AKS, the Stark Law regulations created a series of exceptions to provide protection for certain types of business arrangements that fall within their parameters.

In order to meet our objectives in compliance with the Stark Law, we would have to rely on the Public Company Exception. This exception effectively permits physicians to own investment securities that may be purchased on terms generally available to the public and which are securities: (i) in a corporation that had, at the end of the corporation's most recent fiscal year, or on average during the previous three fiscal years, stockholders equity exceeding $75,000,000; and (ii) listed on the New York Stock Exchange, the American Stock Exchange, or any regional exchange in which quotations are published on a daily basis, or foreign securities listed on a recognized foreign, national, or regional exchange in which quotations are published on a daily basis, or traded under an automated interdealer quotation system. We meet none of these requirements and do not believe we will in the near future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our only facility is our 2,016 sq. ft. leased principal executive offices, located at 1300 Summit Avenue, Suite 670, Fort Worth, Texas 76102. We believe that our present business property is adequate and suitable to meet our needs. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices.

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

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff. Thereafter, the term "Plaintiffs" collectively refers to M. Richard Cutler, Cutler Law Group, P.C. and PH Squared, LLC. The new complaint asserts essentially the same claims as the original nonsuited complaint: (i) suit on sworn account against Fuse; (ii) fraud against all Defendants; and (iii) breach of contract against all Defendants for allegedly violating a non-circumvention/non-disclosure agreement. Richard Cutler is the sole principal of Cutler Law Group, P.C., which provided legal representation to its clients, Craig Longhurst and PH Squared, LLC d/b/a PharmHouse Pharmacy ("Cutler's Client"), during a failed merger attempt between Fuse and Golf Rounds.com, Inc. (the "Failed Transaction"). The Plaintiffs have alleged that the Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler, his law firm and PH Squared, LLC. The Plaintiffs have further alleged that the Defendants continued to pursue a similar transaction without Cutler's Client or the Plaintiffs. The Plaintiffs claim that the Defendants are responsible for damages in the amount of $46,465 plus interest for the breach of contract claim because Plaintiffs were not paid their legal fees by Cutler's Client and Plaintiffs did not receive equity in the merged company that would have resulted from the Failed Transaction. Plaintiffs are also asking for undisclosed damages related to the fraud and breach of contract claims, and are asking for exemplary damages as a result of allegedly intentional fraud that some or all of the Defendants allegedly committed. Plaintiffs also seek their attorneys' fees and costs for having brought the action. On November 18, 2015, Fuse filed a counterclaim against PH Squared, LLC for breach of contract and further asserted a counterclaim and third party claim against PH Squared, LLC's principle, Craig Longhurst, for fraud in the inducement. Fuse also seeks a declaratory judgment on the intended third party beneficiary status of Plaintiffs Cutler and Cutler Law Group related to a non-circumvention/non-disclosure agreement.

The parties are currently conducting discovery to determine the viability of the Plaintiff's claims, although the Defendants continue to believe that the lawsuit is completely without merit and will vigorously contest it and protect their interests. However, the outcome of this legal action cannot be predicted.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades in the over-the-counter market and is quoted on the OTC Markets, designated as OTCPink Current Information, under the trading symbol FZMD. The trading market for our common stock has been extremely limited and sporadic.

Below is a table indicating the range of high and low bid information for the common stock as reported by the OTC Markets for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

	High	Low
Fiscal 2015
First Quarter	$1.00	$0.50
Second Quarter	0.65	0.29
Third Quarter	0.29	0.25
Fourth Quarter	0.32	0.17
Fiscal 2014
First Quarter	$1.46	$0.66
Second Quarter	3.20	0.88
Third Quarter	3.00	1.50
Fourth Quarter	1.50	0.50

Holders of Record

As of March 25, 2016, there were 292 holders of record of the Company's common stock.

Dividends

We have not paid or declared any dividends on our common stock during the past two fiscal years and we do not intend to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As a result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company, formally known as Golf Rounds.com, is not pertinent. Moreover, under generally accepted accounting principles in the United States, the historical financial results of Fuse, the acquirer for accounting purposes, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights Fuse's results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on Fuse's audited financial statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

On May 30, 2014, the Company changed its fiscal year end from August 31 to December 31. Accordingly, for the year ended December 31, 2015, the comparable period reflected below is for the year ended December 31, 2014.

Overview

The Company's business is to market, distribute and sell internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products for use in a variety of surgical procedures in various types of facilities (ambulatory surgical centers, hospitals and physician offices and other medical facilities) where surgeons and doctors treat patients and operate. The Company markets, distributes and sells a variety of existing FDA-approved and/or state licensed products and services manufactured or produced by other organizations where the Company is considered a distributor and/or a stocking distributor.

Our revenues are typically lowest during the first quarter of the year and are highest during the fourth quarter of the year. This seasonality is attributed to the fact that at the beginning of each year calendar year annual insurance deductibles are reset. Many health insurance plans require an insured to pay a certain amount of expenses (the annual deductible) before the insurer will pay any of the expenses. The annual deductibles are reset to $0 each January 1. Thus, when possible, individuals sometimes choose to hold off on non-emergency medical procedures until their respective annual deductible has been met.

In the beginning of 2016, the Company began experiencing increased competition for biologics sold in larger order quantities and, accordingly, the Company was forced to decrease its pricing for these products. Also, our revenues from biologics sold at the retail level also declined. Accordingly, the Company began to vigorously attempt to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only required the facilities to pay for the products provided they were able to get reimbursed by insurance. Whether the facilities are able to get reimbursed or not will likely affect the Company's revenues and gross margins in the near term while this strategy is in place. While we expect this decline in revenues is primarily attributable to both the aforementioned decreased pricing of biologics sold in larger order quantities and seasonality, there can be no assurance revenues shall increase an adequate amount to cover the cost of operations.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Revenues

For the year ended December 31, 2015, net revenues were $1,676,609, compared to $941,086 for the year ended December 31, 2014, an increase of $735,523, or 78.2%. Commencing November 2013, we began selling larger order quantities of the same biologic product (subject to minimums) at a discounted selling price. Commencing in the second quarter of 2015, we began to refocus our efforts to increase revenues derived from the sale of biologics, especially those products sold at the retail level in order to increase the amount of gross profits from operations.

Cost of Revenues

For the year ended December 31, 2015, our cost of revenues was $664,266, compared to $485,384 for the year ended December 31, 2014, representing an increase of $178,882, or 36.9%. During the year ended December 31, 2015, we increased our allowance for inventory obsolescence by $35,985 compared to $133,319 for the year ended December 31, 2014. Excluding the allowance for obsolescence recognized during 2015 and 2014, our cost of revenues increased by $276,216, or 78.5%, which is commensurate with the increase in net revenues. Commencing in July 2015, our largest supplier of amniotics increased our pricing for amniotics by approximately 10%. This increase in the cost of revenues during the second half of 2015 was offset by a greater amount of revenues derived from biologics sold at the retail level. In December 2015, we switched to another supplier for amniotics whereby our pricing reverted back to that of the first half of 2015. In summary, excluding the changes in our allowance for inventory obsolescence, the percentage increase in costs of revenues represented approximately the same percentage increase in the number of units sold. Cost of revenues includes costs to purchase goods and freight and shipping costs for items sold to customers.

Gross Profit

For the year ended December 31, 2015, we generated a gross profit of $1,012,343, compared to $455,702 for the year ended December 31, 2014, an increase of $556,641, or 122%. The increase in gross profit was primarily due to an increase in revenues derived from the sale of biologics, especially those at the retail sales level and a smaller increase in the allowance for inventory obsolescence by $97,334.

Operating Expenses

General, Administrative and Other

For the year ended December 31, 2015, general, administrative and other operating expenses increased to $1,804,371 from $1,469,864 for the year ended December 31, 2014, representing an increase of $334,507, or 22.8%. This increase is primarily attributable to the costs associated with being a public company whereas there were no such costs until the second quarter of the prior year period during which the reverse merger occurred. In particular, salaries and wages (including independent contractors) and related costs increased by $428,564, stock-based compensation increased by $168,000, and legal and professional fees decreased by $281,837. Further, this increase is attributable to the Company's expansion strategy and related costs to fund operations. General, administrative and other operating expenses during the year ended December 31, 2015 consisted primarily of salaries and wages and related costs, legal and professional fees, stock-based compensation, travel expenses and insurance.

Merger Costs

For the year ended December 31, 2015, merger costs decreased to $0 from $320,448 for the year ended December 31, 2014. Merger costs were incurred for the merger with Golf Rounds.com, Inc. that closed on May 28, 2014.

Interest Expense

For the year ended December 31, 2015, interest expense decreased to $7,112 from $71,612 for the year ended December 31, 2014, representing a decrease of $64,500, or 90.1%. Interest expense decreased primarily due to the conversion of outstanding notes having a principal balance of $1,512,014 and accrued interest of $57,893 into 1,509,528 common shares of the Company on December 31, 2014. On January 15, 2015, the Company issued a two-year promissory note payable bearing 7% interest in exchange for cash proceeds of $100,000 from an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company. Interest expense during 2014 also includes interest on the Company's line of credit, which is described in "Liquidity and Capital Resources", that was repaid in full on October 16, 2014.

Net Loss

For the year ended December 31, 2015, the Company generated a net loss of $801,547 compared to a net loss of $1,405,045 for the year ended December 31, 2014. The decrease in the net loss is primarily due to the increase in gross profit and the decrease in interest expense.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	12 Months Ended December 31,
	2015	2014

Net cash used in operating activities	$(375,140)	$(1,168,784)
Net cash used in investing activities	(7,008)	(70,313)
Net cash provided by financing activities	322,750	1,294,313
Net increase (decrease) in cash and cash equivalents	$(59,398)	$55,216

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2015 resulted primarily from a net loss of $801,547 and an increase in accounts receivable of $116,920, partially offset by stock-based compensation of $418,000 and a decrease in inventories of $50,173 (resulting mostly from an increase in the reserve for obsolescence of $35,985).

Net cash used operating activities during the year ended December 31, 2014 resulted primarily from a net loss of $1,405,045 and an increase in accounts receivable of $54,339, partially offset by a decrease in inventories of $111,733 (resulted from establishing a reserve for obsolescence of $133,319), advances to Golf Rounds.com, Inc. expensed to merger costs of $105,000, and an increases in accounts payable of $93,210.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 related to $8,308 of purchases of property and equipment, offset by cash proceeds from the disposal of property and equipment of $1,300.

Net cash used in investing activities for the year ended December 31, 2014 related to $60,954 of purchases of property and equipment, advances to Golf Rounds.com, Inc. of $10,000, offset by cash acquired in reverse merger of $641.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015 resulted primarily from proceeds of $190,000 from the sale of our common stock, and proceeds of $100,000 from the issuance of a promissory note to an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company.

Net cash provided by financing activities during the year ended December 31, 2014 resulted primarily from proceeds of $1,452,014 ($724,238 from related parties) from the issuance of promissory notes, partially offset by repayment of our line of credit of $100,000.

Liquidity

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities as well as sales of products. Since December 31, 2013, we raised gross proceeds of $1,512,014 through the issuance of two-year promissory notes. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. On December 31, 2014, the outstanding principal balance of these notes and related accrued interest of $57,893 was converted into 1,509,528 shares of the Company's common stock. Since the beginning of 2015, we have received proceeds of: (i) $100,000 from a loan from a significant stockholder (described below); (ii) $100,000 from the sale of common shares to a related party; and (iii) $90,000 from the sale of common shares in private offerings.

At December 31, 2015, we had working capital of $76,157, including $8,157 in cash and cash equivalents. As of March 23, 2016, the Company had approximately $72,000 in available cash. Our cash is concentrated in a large financial institution. Management believes that its current cash balance is enough to sustain operations for approximately two months. See the risk factor on page 7.

The estimated costs of operations while we work to increase our revenues is substantially greater than the amount of funds we have on hand. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. If our Board determines to raise capital and is unsuccessful and the Company is unable to increase revenues, we believe that we will need to reduce operating expenses or cease operations. There can be no assurance that the Company's efforts will result in profitable operations or the resolution of the Company's liquidity problems.

In their report dated March __, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2015 concerning the Company's assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations.

The Company has primarily financed its operations from the issuance of notes and equity securities. As of December 31, 2015, all notes other than the note listed below have been converted into common stock of the Company or repaid in full.

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest commencing in August 2015. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity (or January 15, 2017). The outstanding principal balance along with all accrued and unpaid interest is due at maturity.

Off-balance Sheet Arrangement

The Company has no off-balance sheet arrangements.

Related Party Transactions

No related party transactions had a material impact on our operating results. See Item 13 below and Note 13 - "Related Party Transactions" to the Company's financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. The critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements are described below.

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

Revenues are comprised of sales of medical biologics, internal fixation products, bone substitute materials and other medical supplies. For customers that order products as needed (i.e. for specific cases), the Company provides these products on a consignment basis and invoices the customer on the date the product is utilized. For other customers, the Company invoices the customers when the products are shipped. Payment terms are net 30 days after the invoice date.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist entirely of finished goods and include biologics and internal fixation products. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including the statements regarding capital expenditures and liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors above. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The requirements of this Item can be found beginning on page F-1 found elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On May 2, 2015, Dr. Stephen Corey was appointed a director of the Company. On August 27, 2015, Mr. Robert Donehew was appointed as our Chief Operating Officer. See pages 25 through 27 for biographical information on Dr. Corey and Mr. Donehew.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information regarding the Company's current executive officers and directors. Except with respect to the Merger Agreement, there is no agreement or understanding between the Company and each director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position
Chris Pratt	45	Interim Chief Executive Officer, Chief Medical Officer and Director
David Hexter	47	Interim Chief Financial Officer and Treasurer
Rusty Shelton	62	Chief Development Officer, Corporate Secretary and Director
Randall Dei	58	Medical Director and Director
Robert Donehew	64	Chief Operating Officer, Director and Chairman of the Board
Stephen Corey	56	Medical Director and Director

Dr. Chris Pratt co-founded Fuse in 2012, has served as its interim Chief Executive Officer since April 23, 2015 and has served as its Chief Medical Officer since 2012. Dr. Pratt also serves as the Chief Medical Officer of the Company and as a member of its Board. He was integral in development of Physicians Surgical Center in 2004, served on the board, and negotiated the transition to a Baylor USPI entity in January 2010. Dr. Pratt has served as the Chairman of the Board for the Baylor USPI surgery center in Fort Worth since 2010, and facilitated the merger with Orthopedic Surgery Pavilion. He also co-founded and developed Granbury Surgical Center in 2007, and facilitated the transition to a Baylor USPI entity in 2009.

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

Dr. Pratt's appointment to our Board was provided for in the Golf Rounds Merger Agreement. Dr. Pratt was selected to our Board for his significant experience in the medical field, both clinical and administrative. He offers a background of strong leadership, with the highest ethical standards. His continued involvement as an active practitioner provides great value to the Board in this ever-changing healthcare environment.

David Hexter has served as the interim Chief Financial Officer of Fuse since May 2014. Mr. Hexter has also served as the principal of David A. Hexter, CPA, P.A. since December 2005. Mr. Hexter is licensed as a certified public accountant in the state of Florida.

Rusty Shelton co-founded Fuse in 2012 and has been its Chief Development Officer since 2012. Mr. Shelton now serves as the Chief Development Officer of the Company and as a member of our Board. Mr. Shelton is responsible for strategic planning, compliance, product line and corporate client development for the Company.

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

Mr. Shelton's appointment to our Board was provided for in the Golf Rounds Merger Agreement. Mr. Shelton was selected as a member of our Board due to his vast strategic, legal, financial and operational experience interacting with senior executives of hospitals, integrated delivery systems and physician group structures. Mr. Shelton possesses the unique ability to understand the positioning of the company and its vertical services within the public company arena.

Dr. Randall L. Dei serves as a Medical Director for the Company and as a member of our Board. Dr. Dei's appointment to our Board was provided for in the Merger Agreement. From May 2014 to October 2014, Dr. Dei served as a consultant to Fuse. Dr. Dei has also served as the president and managing partner of his private group practice, the Foot and Ankle Health Center since 1994. The Foot and Ankle Health Center is a regional podiatric group practice employing four physicians specializing in reconstructive foot and ankle surgery. He is board certified by the American Board of Podiatric Surgery in Foot and Ankle Surgery, a member of the American College of Foot and Ankle Surgeons and a member of the American Podiatric Medical Association. Dr. Dei has served the podiatric community throughout his entire career, building relationships across all sectors of podiatric professional organizations and related industries. He is the immediate past President of the American Board of Podiatric Surgery ("ABPS") and has served on its Board of Directors since September 2007. He has served on many ABPS committees including: Oral Examinations, Oral Field Testing, Computer Based Patient Simulation, Credentials, Credentialing Guidelines, Residency Training, Communications, Surgical Practice Analysis, Maintenance of Certificate and as their representative to the Joint Residency Review Committee of the Council on Podiatric Medical Education. Dr. Dei serves on the Professional Relations Committee for the American College of Foot and Ankle Surgeons. Dr. Dei has also served on committees for the Wisconsin State Podiatric Medical Association.

Dr. Dei has been involved with podiatric education throughout his career. He has served as the Program Director of the Podiatric Medicine and Surgery Program, with the added certificate in reconstructive rear foot/ankle surgery, at Columbia St. Mary's Hospital in Milwaukee, Wisconsin since 2009. He is also an adjunct clinical professor and the Director of Clerkship training for multiple podiatric medical schools for many years. Dr. Dei also serves as the President of Podiatric Residency Resource, which is the logging resource program portal and data bank for all podiatric residency programs and post graduate practice logging software and has done so since 2011 and has been on its Board of Directors since 2009.

Dr. Dei was selected as a director for his significant experience in the medical field, and his experience as a leading educator in the healthcare industry.

Robert H. Donehew has served as member of our Board since February 2000, as President and Treasurer of the Company since November 2000 and as the Secretary of the Company since December 2005. Since August 2015, Mr. Donehew has served as the Company's Chief Operating Officer. Effective upon completion of the Merger, Mr. Donehew resigned as President, Treasurer and Secretary of the Company, but remains as a member of the Board. On May 2, 2015, Mr. Donehew was appointed as our Chairman of the Board.

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

Mr. Donehew's appointment to our Board was provided for in the Golf Rounds Merger Agreement. Mr. Donehew was selected for his over 35 years of financial, managerial, and general business experience.

Dr. Stephen Corey serves as a Medical Director for the Company and has served as a member of our Board since May 2, 2015. From May 2014 to August 2015, Dr. Corey served as a consultant to Fuse. Since 1998, Dr. Corey has been the President and founder of Pee Dee Foot Center PA, a private podiatry practice.

In 1993, Dr. Corey was certified by the American Board of Foot and Ankle Surgery ("ABFAS") in Foot Surgery. Since 1994, Dr. Corey has served on the ABFAS Credentials Committee, the written and oral Examinations Committee for the Foot Certification Examination, and as an oral examiner for the Foot Certification Examination and the Reconstructive Rearfoot/Ankle Certification Examination. Dr. Corey serves on both the Cognitive Examinations and Credentials Committees of the ABFAS. Dr. Corey has been the chairman of The Board of Podiatric Examiners for the State of South Carolina since he was appointed by the Governor in 2004.

Dr. Corey was selected as a director for his significant experience as a practitioner and educator. Dr. Corey provides our Board with great value and leadership in the ever changing health care environment.

Family Relationships

There are no family relationships among the Company's directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2015 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a) with the exception of a Form 4 reporting one transaction by Robert Donehew.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Fuse Medical, Inc., 1300 Summit Avenue, Suite 670, Fort Worth, Texas, 76102, Attention: Corporate Secretary.

Corporate Governance

The entire Board of directors serves as the audit committee. The Board does not have an "audit committee financial expert," as such term is defined under the securities laws. The Board does not believe it is necessary to have a financial expert, given the early stage of the Company's commercial operations and limited financial resources and activities. The Company believes that none of its directors would be considered "independent," applying the NASDAQ listing standards for independence for members of an audit committee.

The Company is not required to have and does not have a compensation committee. The Company does not believe it is necessary for the Board to appoint a compensation committee because the volume of compensation matters that will come before the Board for consideration permits the entire Board to give sufficient time and attention to such matters to be involved in all decision making.

The entire Board participates in consideration of executive officer and director compensation. The Board will consider the recommendations of the Chief Executive Officer when determining compensation for the other executive officers. The Chief Executive Officer has no role in determining his own compensation. The Company has not paid any fee to or otherwise engaged any compensation consultants.

The Company also is not required to have and does not have a nominating committee. Given the limited scope of the Company's operations, the Board believes appointing a nominating committee would be premature and of little assistance until the Company's business operations are at a more advanced level.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, stockholders may communicate with the Board by writing to us at Fuse Medical, Inc., 1300 Summit Ave, Suite 670, Fort Worth, TX 76102, Attention: Corporate Secretary, or by facsimile (817) 887-1730. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Leadership Structure Oversight

Our Board does not have a policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. Currently, the Chairman position is held by Robert Donehew and our Chief Executive Officer is Dr. Chris Pratt. Our Board has determined that its current structure, with separate Chairman and Chief Executive Officer roles is in the best interests of Fuse and its stockholders at this time. A number of factors support the leadership structure chosen by the Board, including, among others:

•

The Board believes this governance structure promotes balance between the Board's independent authority to oversee our business and the Chief Executive Officer and his management team who manage the business on a day-to-day basis.

•

The current separation of the Chairman and Chief Executive Officer roles allows the Chief Executive Officer to focus his time and energy on operating and managing Fuse and leverage the experience and perspectives of the Chairman.

•

The Chairman serves as a liaison between the Board and senior management but having an independent chairman also enables non-management directors to raise issues and concerns for Board consideration without immediately involving management.

Board Assessment of Risk

The Board's primary function is one of oversight. The Board as a whole has responsibility for risk oversight and reviews management's risk assessment and risk management policies and procedures. The Board considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management's reporting on issues relating to risk management typically occurs through direct communication with directors as matters requiring attention arise. Members of our senior management regularly attend portions of the Board's meetings, and often discuss the risks related to our business. Presently, the largest risk affecting Fuse is the inability to generate sufficient revenue to support its operations. The Board actively interfaces with management on seeking solutions.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on Fuse. Our compensation has the following risk-limiting characteristics:

•

Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•	Awards are not tied to formulas that could focus executives on specific short-term outcomes;

•	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

•

Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our stockholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2015. We refer to these persons as the "Named Executive Officers".

2015 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)	Non-Equity Incentive Plan Compen- sation ($)(g)	Non-Qualified Deferred Compen- sation Earnings ($)(h)	All Other Compen- sation ($)(i)	Total ($)(j)

Chris Pratt (2)	2015	-	121,819	-	-	-	-	121,819
Chief Executive Officer

Alan Meeker (3)	2015	-	-	-	-	-	-	-
Former Chief Executive Officer	2014	-	-	-	-	-	-	-

David Hexter (4)	2015	180,000	40,606	-	-	-	-	220,606
Chief Financial Officer	2014	45,000	-	-	-	-	85,350	130,350

________________

(1)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718.

(2)	Appointed April 23, 2015. On August 27, 2015, the Company issued Dr. Pratt 450,000 shares of fully-vested common stock for services rendered as an executive officer.

(3)	Resigned April 21, 2015.

(4)

From June 1, 2014 until September 30, 2014, Mr. Hexter served as Interim Chief Financial Officer through an Interim CFO Agreement the Company entered into with David A. Hexter, CPA, P.A., which was paid $85,350. On October 1, 2014, Mr. Hexter became an employee of the Company with a salary of $180,000 per year. On August 27, 2015, the Company issued Mr. Hexter 150,000 shares of fully-vested common stock for services rendered as an executive officer.

Termination Provisions

No Named Executive Officer is entitled to any severance rights.

Other Executive Compensation Arrangements

Since October 1, 2014, Mr. David Hexter has been paid a salary of $180,000 per year.

On July 1, 2014, the Company entered into a five-year General Counsel Agreement with Ross Eichberg, P.C. He was paid a base salary of $300,000 per year and received a signing bonus of $61,000. In connection with Mr. Eichberg's resignation, the Company granted Mr. Eichberg 600,000 options (the "Option Shares") to purchase the Company's common stock at $0.26 per share, which is equal to 90% of the 30-day trading average of the Company's common stock prior to July 17, 2015 (the "Grant Date"). The options become exercisable one year from the Grant Date and remain exercisable for five years after the Grant Date; provided, however, that after July 17, 2016, the options shall vest in 100,000 Option Share monthly increments beginning on the 13-month anniversary of the Grant Date.

Outstanding Awards at Fiscal Year End

As of December 31, 2015, there were no options or shares of common stock which had not vested which had been granted to our Named Executive Officers.

On August 27, 2015, the Company issued Chris Pratt, the Company's Chief Executive Officer, Robert Donehew, the Company's Chairman of the Board, and David Hexter, the Company's Chief Financial Officer, 450,000, 250,000 and 150,000 common shares of fully vested restricted stock, respectively. The shares were granted for services rendered as executive officers.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2015.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
None	-	-	N/A

Equity compensation plans not approved by security holders
Non-Equity Incentive Plan	609,576	$0.42	N/A
Total	609,576	0.42	N/A

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board. The following table details director compensation; however, any compensation paid to a Named Executive Officer is described in the Summary Compensation Table and, therefore, Named Executive Officers who were also directors have been omitted from this table.

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)(1)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(f)	All Other Compen- sation ($)(g)	Total ($)(j)

Rusty Shelton	-	-	-	-	-	-	-
Robert Donehew (1)	-	-	-	-	-	-	-
Randall Dei	-	-	-	-	-	-	-
Stephen Corey (2)	-	-	-	-	-	72,000	72,000

________________

(1)

On August 27, 2015, the Company issued Mr. Donehew 250,000 shares of fully-vested common stock for services rendered as an executive officer. Because Mr. Donehew did not receive these shares for his service as a director, the compensation amount related to the grant has not been included in this table.

(2)	Represents consulting fees paid to Dr. Corey. See page 33 for further description of these fees. A portion of the amount included in this table includes fees paid prior to Dr. Corey becoming a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of the March 25, 2016 by: (i) those persons known by us to be owners of more than 5% of our common stock; (ii) each director; (iii) our Named Executive Officers for 2015; and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc. 1300 Summit Avenue, Suite 670, Fort Worth, Texas 76102.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Named Executive Officers:
Common Stock	Christopher Pratt (2)	1,175,476	17.1%
Common Stock	Alan Meeker (3)	717,691	10.4%
Common Stock	David Hexter (4)	160,461	2.3%
Common Stock	Stephen Corey (5)	144,816	2.1%
Common Stock	Randall Dei (6)	252,816	3.7%
Common Stock	Robert Donehew (7)	375,026	5.4%
Common Stock	Rusty Shelton (8)	797,904	11.6%

Common Stock	All directors and executive officers as a group (6 persons) (9)	2,906,499	42.1%

5% Stockholders:
Common Stock	Jonathan Brown (10)	1,463,903	21.2%
Common Stock	WHIG, LLC	725,022	10.5%

________________

(1)	Applicable percentages are based on 6,890,808 shares of common stock outstanding as of March 25, 2016. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible or exercisable or convertible within 60 days (of the filing date) are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days (of the filing date). Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Pratt. Dr. Pratt is an executive officer and a director. Includes 648,000 shares of common stock owned by CCEP Holdings, LLC, of which Dr. Pratt is the sole member; 51,536 shares held by Cooks Bridge, LLC, of which Dr. Pratt and Mr. Shelton are two of its managers; and 25,940 shares held by Cooks Bridge II, LLC, of which Dr. Pratt and Mr. Shelton are two of its managers.

31

(3)

Meeker. Mr. Meeker is a former executive officer and director and is included in this table as a result of SEC disclosure rules requiring all Named Executive Officers and their ownership amount be disclosed. Includes 540,000 shares of common stock owned by Axis Global, LLC, of which Mr. Meeker is the sole member; 105,969 shares held by JAR Financing, LLC, of which Mr. Meeker and Mr. Shelton serve as two of its three managers; 69,522 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 2,200 shares owned by ShennaCo Investment Corporation, Inc. Mr. Meeker is the President of ShennaCo Investment Corporation, Inc., of which the sole stockholder is the David Alan Meeker Family Irrevocable Trust ("DAMFIT"). Mr. Meeker does not serve as a trustee nor is he the beneficiary of DAMFIT. The disclosure regarding Mr. Meeker in this Form 10-K is based upon information previously provided to the Company by Mr. Meeker. The Company was unable to confirm if this information is current.

(4)	Hexter. Mr. Hexter is an executive officer.

(5)

Corey. Dr. Corey is a director. Includes 72,000 shares of common stock owned by Lion Share, LLC, of which Dr. Corey is the sole member [need to verify]; 49,016 shares held by Cooks Bridge, LLC, of which Dr. Pratt and Mr. Shelton are two of its managers; and 23,800 shares held by Cooks Bridge II, LLC, of which Dr. Pratt and Mr. Shelton are two of its managers.

(6)

Dei. Dr. Dei is a director. Includes 180,000 shares of common stock owned by TJAL Holdings, LLC, of which Dr. Dei is the sole member; 49,016 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 23,800 shares held by Cooks Bridge II, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers.

(7)

Donehew. Mr. Donehew is a director and an executive officer. Includes 6,840 shares of common stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC is the general partner and Mr. Donehew is the manager of Donehew Capital LLC; 9,803 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; 4,660 shares held by Cooks Bridge II, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 7,524 shares of common stock issuable upon exercise of exercisable options.

(8)

Shelton. Mr. Shelton is a director. Includes 540,000 shares of common stock owned by ReSurge Hospitals, Inc., of which Mr. Shelton is the sole stockholder; 105,970 shares owned by JAR Financing, LLC, of which Mr. Shelton and Mr. Meeker serve as two of its three managers; 102,934 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 49,000 shares held by Cooks Bridge II, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers.

(9)	All directors and officers as a group. This ownership disclosure includes only the ownership of current executive officers and directors.

(10)

Brown. Includes 1,206,000 shares of common stock owned by Twelve Global, LLC, of which Mr. Brown is the sole member; 105,969 shares owned by JAR Financing, LLC, of which Mr. Meeker and Mr. Shelton serve as two of its three managers; 102,934 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 49,000 shares held by Cooks Bridge II, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from WHIG, LLC, which is owned 15% by ShennaCo Investment Corporation, Inc. Mr. Meeker is the President of ShennaCo Investment Corporation, Inc., of which the sole stockholder is DAMFIT. Mr. Meeker does not serve as a trustee nor is he the beneficiary of DAMFIT. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity which is January 15, 2017. See Footnote (3) on page 32.

On January 12, 2015, we entered into a Securities Purchase Agreement with Cooks Bridge II, LLC. Pursuant to the terms of the Agreement, Cooks Bridge II, LLC purchased 200,000 of common stock of the Company at a purchase price of $0.50 per share, or an aggregate amount of $100,000. Cooks Bridge II, LLC is owned (directly or indirectly) by affiliates of the Company, including Dr. Chris Pratt, Rusty Shelton, Dr. Stephen Corey, Robert Donehew, Dr. Randall Dei and Ross Eichberg

On May 1, 2014, the Company entered into a Medical Director Agreement with Dr. Randall Dei. The Company agreed to pay Dr. Dei $16,667.67 per month. Effective November 1, 2014, the Company ceased making payments to Dr. Dei.

On May 1, 2014, the Company entered into a Medical Director Agreement with Dr. Stephen Corey. The Company agreed to pay Dr. Corey $9,000 per month. Effective September 1, 2015, the Company ceased making payments to Dr. Corey.

Director Independence

The Company utilizes the definition of "independent" set forth in the listing standards of The NASDAQ Stock Market, LLC. Currently, the Company believes that none of its directors would be considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Weinberg & Company, P.A., if any, were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2015 and 2014.

	2015 ($)	2014 ($)
Audit Fees (1)	46,518	98,200
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	46,518	98,200

________________

(1)

Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Documents filed as part of the report.

(1)

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b) Exhibits

Exhibit No.	Description

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

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to our Information Statement, filed on December 4, 2015, and incorporated herein by reference).
3.3	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).
3.4	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).
4.1	Amended and Restated Agreement dated November 27, 2013 by and among Fuse Medical, LLC and Eva Lou Holding, LLC (filed as Exhibit 4.2 to the Form 8-K/A filed August 29, 2014).
10.1	Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 4.2 to the Form 8-K/A filed August 29, 2014).
10.2	Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.2 to the Form 8-K filed May 29, 2014).
10.3	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Stephen Corey (filed as Exhibit 10.3 to the Form 8-K/A filed August 29, 2014).
10.4	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Randall L. Dei (filed as Exhibit 10.4 to the Form 8-K/A filed August 29, 2014).
10.5	General Counsel Agreement dated July 1, 2014, by and between the Company and Ross Eichberg, P.C. (filed as Exhibit 10.5 to the Form 8-K/A filed August 29, 2014).
10.6	Interim CFO Services Agreement dated June 1, 2014 by and between the Company and David Hexter (filed as Exhibit 10.6 to the Form 8-K/A filed August 29, 2014).
10.7	Assignment of Lease dated February 15, 2014 by and between JAR Financial, LLC and Fuse Medical, LLC (filed as Exhibit 10.7 to the Form 8-K/A filed August 29, 2014).
10.8	Agreement dated November 27, 2013, by and among Fuse Medical, LLC, Fuse Management V, LLC, and Fuse Management VI, LLC (filed as Exhibit 10.8 to the Form 8-K/A filed August 29, 2014).
10.9	Promissory Note dated December 31, 2013 payable to JAR, LLC from Fuse Medical, LLC in the amount of $60,000 (filed as Exhibit 10.9 to the Form 8-K/A filed August 29, 2014).
10.10	Promissory Note dated March 4, 2014 payable to JAR Financing, LLC from Fuse Medical, LLC in the amount of $63,769.63 (filed as Exhibit 10.10 to the Form 8-K/A filed August 29, 2014).
10.11	Promissory Note dated February 10, 2014 payable to JAR, LLC from Fuse Medical, LLC in the amount of $193,535.47 (filed as Exhibit 10.11 to the Form 8-K/A filed August 29, 2014).
10.12	Promissory Note dated March 4, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $87,670.49 (filed as Exhibit 10.12 to the Form 8-K/A filed August 29, 2014).

10.13	Promissory Note dated January 15, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $131,023.65 (filed as Exhibit 10.13 to the Form 8-K/A filed August 29, 2014).
10.14	Promissory Note dated June 16, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $56,461.88 (filed as Exhibit 10.14 to the Form 8-K/A filed August 29, 2014).
10.15	Promissory Note dated February 1, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $116,777.25 (filed as Exhibit 10.15 to the Form 8-K/A filed August 29, 2014).
10.16	Promissory Note dated May 8, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $75,000 (filed as Exhibit 10.16 to the Form 8-K/A filed August 29, 2014).
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

10.27	Debt Conversion Agreement dated December 31, 2014, by and among World Health Industries, Inc., WHIG, LLC, and Fuse Medical, Inc. (filed as Exhibit 10.4 to the Form 8-K filed January 6, 2015).
10.28	Debt Conversion Agreement dated December 31, 2014, by and between Cooks Bridge, LLC, and Fuse Medical, Inc. (filed as Exhibit 10.5 to the Form 8-K filed January 6, 2015).
10.29	Debt Conversion Agreement dated December 31, 2014, by and between JAR Financing, LLC and Fuse Medical, Inc. (filed as Exhibit 10.6 to the Form 8-K filed January 6, 2015).
10.30	Securities Purchase Agreement dated January 12, 2015, by and between Cooks Bridge II, LLC and Fuse Medical, Inc. (filed as Exhibit 10.1 to the Form 8-K filed January 30, 2015).
31.1 *	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSE MEDICAL, INC.

Date: March 25, 2016	By:	/s/ Christopher Pratt
Christopher Pratt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2016	By:	/s/ Christopher Pratt
Christopher Pratt
Director and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2016	By:	/s/ David Hexter
David Hexter
Chief Accounting Officer, Chief Financial Officer (Principal Accounting Officer)

Date: March 25, 2016	By:	/s/ Rusty Shelton
Rusty Shelton
Director

Date: March 25, 2016	By:	/s/ Randall Dei
Randall Dei
Director

Date: March 25, 2016	By:	/s/ Robert Donehew
Robert Donehew
Director and Chairman of the Board

Date: March 25, 2016	By:	/s/ Stephen Corey
Stephen Corey
Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Fuse Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuse Medical, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a significant net loss and negative cash flows from operations during the year ended December 31, 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg and Company

Los Angeles, California

March 25, 2016

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$8,157	$67,555
Accounts receivable, net of allowance of $15,145 and $220, respectively	298,011	196,236
Inventories	81,209	131,382
Prepaid expenses and other receivables	18,828	49,250
Other receivables - related parties	-	50,000
Total current assets	406,205	494,423

Property and equipment, net	24,978	48,961
Security deposit	3,822	2,489

Total assets	$435,005	$545,873

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$295,579	$276,619
Accounts payable - related parties	22,202	43,134
Accrued expenses	12,267	10,366
Notes payable, current portion	-	17,250
Total current liabilities	330,048	347,369

Note payable - related party	100,000	-
Total liabilities	430,048	347,369

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 and 500,000,000 shares authorized; 6,890,808 and 5,510,808 shares issued and outstanding, respectively	68,908	55,108
Additional paid-in capital	2,251,093	1,656,893
Accumulated deficit	(2,315,044)	(1,513,497)
Total stockholders' equity	4,957	198,504

Total liabilities and stockholders' equity	$435,005	$545,873

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Revenues	$1,676,609	$941,086
Cost of revenues	664,266	485,384

Gross profit	1,012,343	455,702

Operating expenses:
General, administrative and other	1,804,371	1,469,864
Merger costs	-	320,448
Total operating expenses	1,804,371	1,790,312

Operating loss	(792,028)	(1,334,610)

Other income (expense):
Interest income	-	1,177
Interest expense	(7,112)	(71,612)
Loss on disposal of property and equipment	(2,407)	-
Total other income (expense)	(9,519)	(70,435)

Net loss	$(801,547)	$(1,405,045)

Net loss per common share -
basic and diluted	$(0.13)	$(0.37)

Weighted average number of common shares outstanding - basic and diluted	6,189,329	3,793,489

 The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2013	3,600,000	$36,000	$79,600	$(500)	$(12,964)	$102,136

Issuance of common shares in connection with Golf Rounds.com, Inc. merger	401,280	4,013	(4,013)	-	(28,411)	(28,411)

Reclassification of undistributed earnings of Fuse Medical, LLC to Additional paid-in capital upon its transition from a nontaxable entity to a taxable entity	-	-	26,494	-	(26,494)	-

Distributions prior to the merger	-	-	-	-	(40,583)	(40,583)

Proceeds from subscriptions receivable	-	-	-	500	-	500

Conversion of notes payable and accrued interest into common shares	1,509,528	15,095	739,669	-	-	754,764

Capital contribution from debt forgiveness	-	-	815,143	-	-	815,143

Net loss	-	-	-	-	(1,405,045)	(1,405,045)

Balance, December 31, 2014	5,510,808	55,108	1,656,893	-	(1,513,497)	198,504

Common stock issued for cash	380,000	3,800	186,200	-	-	190,000

Fair value of vested stock options	-	-	168,000	-	-	168,000

Common stock issued for services rendered	1,000,000	10,000	240,000	-	-	250,000

Net loss	-	-	-	-	(801,547)	(801,547)

Balance, December 31, 2015	6,890,808	$68,908	$2,251,093	$-	$(2,315,044)	$4,957

 The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(801,547)	$(1,405,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	15,145	6,090
Depreciation	25,073	13,280
Loss on disposal of property and equipment	2,407	-
Transfer of property and equipment as part of expense reimbursement	6,000	-
Stock-based compensation	418,000	-
Advances to Golf Rounds.com, Inc. expensed to merger costs	-	105,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(116,920)	(54,339)
Accounts receivable - related parties	-	2,538
Inventories	50,173	111,733
Prepaid expenses and other receivables	30,422	(38,285)
Security deposit	(3,822)	(2,489)
Accounts payable	18,960	93,210
Accounts payable - related parties	(20,932)	(5,205)
Accrued expenses	1,901	4,728
Net cash used in operating activities	(375,140)	(1,168,784)

Cash flows from investing activities:
Purchases of property and equipment	(8,308)	(60,954)
Proceeds from the disposal of property and equipment	1,300	-
Advances to Golf Rounds.com, Inc.	-	(10,000)
Cash acquired in reverse merger	-	641
Net cash used in investing activities	(7,008)	(70,313)

Cash flows from financing activities:
Proceeds from (repayments to) line of credit, net	-	(100,000)
Advances to related parties	(43,240)	(92,611)
Repayments received from related parties	93,240	74,993
Proceeds from issuance of promissory notes	-	727,776
Repayments of promissory notes	(17,250)	-
Proceeds from issuance of promissory notes to related parties	100,000	724,238
Proceeds from sale of common stock	190,000	-
Proceeds from subscriptions receivable	-	500
Distributions prior to the merger	-	(40,583)
Net cash provided by financing activities	322,750	1,294,313

Net increase (decrease) in cash and cash equivalents	(59,398)	55,216

Cash and cash equivalents - beginning of period	67,555	12,339

Cash and cash equivalents - end of period	$8,157	$67,555

Supplemental disclosure of cash flow information:
Interest paid	$3,337	$13,439

Non-cash investing and financing activities:
Transfer security deposit as part of expense reimbursement	$2,489	$-
Conversion of notes payable and accrued interest into common shares	$-	$1,569,907
Assumption of net liabilities in reverse merger	$-	$28,411

Reclassification of undistributed earnings of Fuse Medical, LLC to Additional paid-in capital upon its transition from a nontaxable entity to a taxable entity	$-	$26,494

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $801,547 and used $375,140 of cash in our operating activities during the year ended December 31, 2015. As of December 31, 2015, we had $8,157 of cash and cash equivalents on hand, stockholders' equity of $4,957 and working capital of $76,157. While management expects operating trends to improve over the course of 2016, the Company's ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

During the period from December 31, 2013 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $1,512,014, of which 784,238 was received from related parties. On December 31, 2014, the foregoing borrowings were converted to shares of common stock.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. Commencing with the second quarter of 2015, we began to refocus our efforts to increase revenues derived from the sale of biologics, which we expect will increase the amount of gross profits from operations. During 2015, we received proceeds of: (i) $100,000 from a loan from a significant stockholder; (ii) $100,000 from the sale of common shares to a related party; and (iii) $90,000 from the sale of common shares in private offerings. No assurance can be given that such financing will be available, or if available, at rates favorable to the Company or its stockholders.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on December 31, 2015. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company's financing efforts will result in profitable operations or the resolution of the Company's liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Fuse Medical, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

As of December 31, 2015 and 2014, common stock equivalents included options to purchase 609,576 and 11,628 common shares, respectively. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist entirely of finished goods and include biologics and internal fixation products. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets per the following table. Leasehold improvements are amortized over the lesser of their useful life or the lease term. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Amortization Period
Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	3 years
Software	3 years

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed and a gain or loss is recorded in the consolidated statements of operations.

Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period of time, and changes in the Company's business strategy. An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. Based upon management's assessment, there were no indicators of impairment of its long lived assets at December 31, 2015 and 2014.

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

Revenues are comprised of sales of medical biologics, internal fixation products, bone substitute materials and other medical supplies. For customers that order products as needed (i.e. for specific cases), the Company provides these products on a consignment basis and invoices the customer on the date the product is utilized. For other customers, the Company invoices the customers when the products are shipped. Payment terms are net 30 days after the invoice date.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. Net revenues have been reduced to account for sales returns, rebates and other incentives.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Cost of Revenues

Cost of revenues consists of cost of goods sold and freight and shipping costs for items sold to customers.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in revenues and the related costs in cost of revenues.

Leases

The Company enters into various lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2015, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases", which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

During the year ended December 31, 2014, interest income of $1,177 was recognized on these advances.

Note 4. Other Receivables – Related Parties

During the year ended December 31, 2014, the Company advanced an aggregate of $92,611 to and received an aggregate of $74,993 from three entities that are owned partially by certain officers and directors of the Company. The advances were unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2015, the Company allocated an aggregate of $43,240 of compensation paid to the Company's General Counsel to one of the entities that is owned partially by certain officers and directors of the Company. During the year ended December 31, 2015, the Company was reimbursed the entire amount of $93,240 due from the three entities that are owned partially by certain officers and directors of the Company. The balance due from the three entities was $0 and $50,000 as of December 31, 2015 and 2014, respectively (See Note 13).

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Computer equipment	$31,053	$36,240
Furniture and fixtures	9,315	15,977
Leasehold improvements	6,728	-
Office equipment	1,580	-
Software	10,500	10,500
	59,176	62,717
Less: accumulated depreciation	(34,198)	(13,756)
Property and equipment, net	$24,978	$48,961

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On September 1, 2015, the Company transferred a security deposit of $2,489 and property and equipment having a net book value of $3,062 in order to settle $6,000 of expense reimbursement to an individual that was a former director and Chief Executive Officer of the Company, resulting in a gain on disposition of $449 (See Notes 9 and 13).

During the year ended December 31, 2015, the Company sold furniture and fixtures having a net book value of $4,156 for cash proceeds of $1,300, resulting in loss on disposals of property and equipment of $2,856.

Depreciation expense for the years ended December 31, 2015 and 2014 was $25,073 and $13,280, respectively.

Note 6. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Accrued payroll and related costs	$2,705	$235
Accrued interest	3,796	21
Other accrued expenses	5,766	10,110
Accrued expenses	$12,267	$10,366

Note 7. Line of Credit

Commencing October 10, 2012, the Company maintained a line of credit with a bank, up to a maximum credit line of $100,000. The line of credit bore interest equal to 2.25% per year based on a year of 360 days. The line of credit required minimum monthly payments consisting of interest only. The line of credit was secured by a money market account having an approximate balance of $105,000 that is: (i) owned by an individual that is both an officer and a director of the Company and his spouse and (ii) is maintained at the bank extending the line of credit. The line of credit was due on demand or, if no demand was made, all outstanding principal and accrued interest on the line of credit was due October 10, 2014. On October 16, 2014, the line of credit was fully repaid and voluntarily terminated. During the year ended December 31, 2014, interest expense of $1,937 was recognized on the line of credit. The balance due on the line of credit as of December 31, 2014 was $0.

Note 8. Notes Payable

Notes Payable

On May 28, 2014, as part of the merger with Golf Rounds.com, Inc., the Company assumed an aggregate of $17,250 of outstanding two-year promissory notes payable maturing July 29, 2015 through August 28, 2015 as well as accrued interest payable of $21. The notes were unsecured, bore interest at 3.25% and required quarterly payments of interest only. The outstanding principal balance along with all accrued and unpaid interest was paid at maturity during 2015 and no additional amounts are due on these notes payable.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Notes Payable – Related Parties

On December 31, 2013, the Company issued a two-year promissory note payable in exchange for aggregate cash proceeds of $60,000. During the period from January 15, 2014 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $724,238. The funds were received from entities controlled by certain officers and directors of the Company. The officers and directors also owned or partially owned the entities from which the funds were received. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 10 and 13).

During the period from January 14, 2014 through May 23, 2014, the Company issued three two-year promissory notes in exchange for aggregate cash proceeds of $727,776 from an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 10 and 13).

On December 31, 2014, the outstanding principal balance of notes payable of $1,512,014 and accrued interest of $57,893 was converted into 1,509,528 common shares of the Company that had a fair value of $754,764. The aggregate excess of the principal balance over the fair value of the shares issued of $815,143 has been reflected as a contribution of capital (See Notes 10 and 13).

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 13).

Notes payable consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Note payable - originating July 30, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at July 29, 2015	$-	$6,000

Note payable - originating August 29, 2013; monthly interest payments required; bearing interest at 3.25%; maturing at August 28, 2015	-	11,250

Note payable - related party originating January 15, 2015; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2017	100,000	-
Total	100,000	17,250
Less: Current maturities	-	(17,250)
Amount due after one year	$100,000	$-

During the year ended December 31, 2015 and 2014, interest expense of $7,112 and $69,675, respectively, was recognized on outstanding notes payable. As of December 31, 2015 and 2014, accrued interest payable was $3,796 and $21, respectively, which is included in accrued expenses on the accompanying consolidated balance sheet.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff. Thereafter, the term "Plaintiffs" collectively refers to M. Richard Cutler, Cutler Law Group, P.C. and PH Squared, LLC. The new complaint asserts essentially the same claims as the original nonsuited complaint: (i) suit on sworn account against Fuse; (ii) fraud against all Defendants; and (iii) breach of contract against all Defendants for allegedly violating a non-circumvention/non-disclosure agreement. Richard Cutler is the sole principal of Cutler Law Group, P.C., which provided legal representation to its clients, Craig Longhurst and PH Squared, LLC d/b/a PharmHouse Pharmacy ("Cutler's Client"), during a failed merger attempt between Fuse and Golf Rounds.com, Inc. (the "Failed Transaction"). The Plaintiffs have alleged that the Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler, his law firm and PH Squared, LLC. The Plaintiffs have further alleged that the Defendants continued to pursue a similar transaction without Cutler's Client or the Plaintiffs. The Plaintiffs claim that the Defendants are responsible for damages in the amount of $46,465 plus interest for the breach of contract claim because Plaintiffs were not paid their legal fees by Cutler's Client and Plaintiffs did not receive equity in the merged company that would have resulted from the Failed Transaction. Plaintiffs are also asking for undisclosed damages related to the fraud and breach of contract claims, and are asking for exemplary damages as a result of allegedly intentional fraud that some or all of the Defendants allegedly committed. Plaintiffs also seek their attorneys' fees and costs for having brought the action. On November 18, 2015, Fuse filed a counterclaim against PH Squared, LLC for breach of contract and further asserted a counterclaim and third party claim against PH Squared, LLC's principle, Craig Longhurst, for fraud in the inducement. Fuse also seeks a declaratory judgment on the intended third party beneficiary status of Plaintiffs Cutler and Cutler Law Group related to a non-circumvention/non-disclosure agreement.

The parties are currently conducting discovery to determine the viability of the Plaintiff's claims, although the Defendants continue to believe that the lawsuit is completely without merit and will vigorously contest it and protect their interests. However, the outcome of this legal action cannot be predicted.

Operating Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015:

Year ending December 31,
2016	$46,116
2017	47,124
2018	35,910
$129,150

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by an individual that was a former director and Chief Executive Officer of the Company. The individual serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 for the year ended December 31, 2014 (See Note 13).

Effective February 1, 2014, the Company entered into a two-year lease agreement expiring January 31, 2016 for its corporate headquarters in Fort Worth, Texas. The lease agreement required base rent payments of $2,489 per month plus common area maintenance. On September 1, 2015, the Company entered into an Assignment and Assumption of Lease Agreement (the "Agreement") whereby the Company assigned the operating lease for its corporate headquarters to an entity controlled by an individual that was a former director and Chief Executive Officer of the Company. Under the Agreement, which was cosigned by the landlord, the entity to which the lease was assigned assumed all further obligations under the lease (See Notes 5 and 13).

During the period from April 1, 2014 through November 30, 2014, the Company reimbursed a former officer on a month-to-month basis for the occasional use of this individual's apartment located in Fort Worth, Texas. The payments for the apartment included payments of $2,060 per month plus common area maintenance and utilities as incurred.

Effective September 1, 2015, the Company began occupying space at its new corporate headquarters in Fort Worth, Texas on a month-to-month basis at the rate of $3,822 per month. Effective December 31, 2015, the Company entered into a sublease agreement expiring September 30, 2018 (the "Initial Term") for this space. The sublease agreement renews automatically for additional one-year periods unless written notice of the intent to not renew is provided at least 60 days prior to the end of the Initial Term. Notwithstanding, the sublease shall not extend beyond September 30, 2020 unless the sublessor extends its lease and the parties enter into a written agreement to extend the duration of the sublease. The sublease agreement requires base rent payments of $3,822 per month through September 30, 2016; $3,906 per month through September 30, 2017 and $3,990 per month through September 30, 2018, plus a pro rata share of electricity and common area maintenance. Rent for one month shall be abated when the Company performs its initial improvements to the subleased premises. The sublease includes a relocation and surrender clause whereby the sublessor has the right to cause the Company to surrender: (i) with at least 30 days notice: (a) one of the offices for a corresponding 15% reduction in rent; or (b) two of the offices for a corresponding 30% reduction in rent (either (a) or (b) deemed a partial surrender); or (ii) with at least 6 months notice, all of the office space in which sublessor shall reimburse the Company for all relocation costs not to exceed $5,000.

Rent expense was $33,791 and $44,859 for the years ended December 31, 2015 and 2014, respectively.

Consulting Agreements

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month. Effective September 1, 2015, the compensation to this individual was reduced to $0 per month (See Note 13).

On July 1, 2014, the Company entered into a five-year consulting agreement with an individual whereby the individual shall be the Company's General Counsel and shall receive compensation of $25,000 per month as well as a signing bonus of $61,000. On July 17, 2015, the General Counsel resigned (See Note 10).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 10. Stockholders' Equity

Authorized Capital

Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to increase its authorized capital stock from 12,000,000 shares of common stock having a par value of $0.01 per share to 500,000,000 shares of common stock having a par value of $0.01 per share and from zero shares of preferred stock to 20,000,000 shares of preferred stock having a par value of $0.01 per share, and to expressly authorize its board of directors to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights and the qualifications, limitations or restrictions. Effective December 29, 2015, the Company amended its certificate of incorporation to decrease its authorized common shares to 100,000,000 shares.

Reverse Stock Split

Effective as of May 28, 2014, prior to the consummation of the Merger, Golf Rounds.com, Inc. amended its certificate of incorporation to effect a 14.62 to 1 reverse stock split (the "Reverse Stock Split") whereby every 14.62 issued and outstanding shares of its common stock automatically converted into one share of common stock, subject to the treatment of fractional share interests. All references to shares of common stock of the Company herein are discussed on a post-Reverse Stock Split basis for all periods presented.

Recapitalization

On May 28, 2014 (the "recapitalization date"), Fuse Medical, LLC was acquired by Fuse Medical, Inc. (formerly Golf Rounds.com, Inc.), an inactive publicly-held company, in a reverse merger transaction accounted for as a recapitalization of Fuse Medical, LLC (the "Recapitalization" or the "Reverse Merger"). All of the units reflecting membership interests in Fuse Medical, LLC that were issued and outstanding immediately prior to the effective time of the Merger were cancelled and converted into 3,600,000 shares of Fuse Medical, Inc.'s common stock (on a post-Reverse Stock Split basis), representing 90% of the Registrant's issued and outstanding common stock after giving effect to the Merger (the "Merger Consideration"). The Merger Consideration was allocated among the members of Fuse Medical, LLC immediately prior to the effective time of the Merger (the "Holders") in accordance with Fuse Medical's limited liability company operating agreement. Prior to the Merger, and effective on and as of the business day immediately prior to the effective time of the Merger, the general partners in Fuse Medical V, LP and Fuse Medical VI, LP agreed to surrender their interests and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP agreed to exchange their interest to corresponding interests in Fuse Medical, LLC, each becoming one of the Holders.

For accounting purposes, Fuse Medical, LLC is the acquirer and Fuse Medical, Inc. is the acquired company because, immediately following the completion of the transaction, Fuse Medical, LLC acquired both voting and management control of the consolidated entity. The Company is deemed to have issued 401,280 common shares to the original stockholders of the publicly-held entity. Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Fuse Medical, LLC and the operations since the recapitalization date are those of Fuse Medical, LLC and Fuse Medical, Inc. The assets and liabilities of both companies are combined at historical cost on the recapitalization date. No step-up in basis or intangible assets or goodwill was recorded in this transaction. As a result of the closing of the Merger, the Company had authorized capital of 500,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share. The assets acquired and liabilities assumed from the publicly-held company have been accounted for as an adjustment to accumulated deficit upon the recapitalization and were as follows (See Notes 3 and 8):

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Common Stock

On December 31, 2014, the outstanding principal balance of notes payable of $1,512,014 to related parties and accrued interest of $57,893 was converted into 1,509,528 common shares of the Company having a fair value of $754,764. The aggregate excess of the principal balance over the fair value of the shares issued of $815,143 has been reflected as a contribution of capital (See Notes 8 and 13).

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by certain officers and directors of the Company (See Note 13).

In March 2015, the Company began selling shares of its common stock at $0.50 per share in private offerings with the intent of raising up to $2,000,000 from these private offerings. During March and April 2015, the Company sold an aggregate of 180,000 common shares to investors for aggregate proceeds of $90,000, or $0.50 per share. The Company closed the private offerings shortly after the last sale.

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

Subscriptions Receivable

During the year ended December 31, 2014, subscriptions receivable of $500 were collected.

Distributions

During the year ended December 31, 2014 (prior to the closing of the reverse merger transaction), distributions of $40,583 were made to the general partners in Fuse Medical V, LP and Fuse Medical VI, LP and the individual physicians that owned the remaining limited partnership interests in Fuse Medical V, LP and Fuse Medical VI, LP.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company's stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the years ended December 31, 2015 and 2014:

	For the	For the
	Year Ended	Year Ended
Assumptions	December 31, 2015	December 31, 2014
Expected life (years)	3.2	n/a
Expected volatility	223%	n/a
Weighted-average volatility	223%	n/a
Risk-free interest rate	1.05%	n/a
Dividend yield	0.0%	n/a
Expected forfeiture rate	n/a	n/a

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

A summary of the Company's stock option activity during the year ended December 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2014	11,628	$9.98
Granted	600,000	$0.26
Exercised	-
Forfeited	-
Expired	(2,052)	$8.77
Balance outstanding at December 31, 2015	609,576	$0.42	4.5	$-

Exercisable at December 31, 2015	9,576	$10.23	1.3	$-

The weighted-average grant-date fair value of options granted during the year ended December 31, 2015 was $0.28.

Note 11. Income Taxes

For the year ended December 31, 2015, net loss was $801,547 and, as such, there was no provision for income taxes for that period due to the losses. Prior to the recapitalization discussed in Note 1, the consolidated financial statements consisted of Fuse Medical, LLC, a Delaware-registered limited liability corporation, Fuse Medical V, LP and Fuse Medical VI, LP, Texas-registered limited partnerships; all of which are taxed as partnerships for federal income tax purposes.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The components of income tax expense (benefit)are as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Total Income tax expense (benefit)	$-	$-

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryover	$623,287	$379,575
Intangibles	-	9,456
Accounts receivable	5,301	77
Compensation	58,800	-
Inventories	12,594	46,662
Total deferred tax assets	699,982	435,770

Deferred tax liabilities:
Property and equipment	731	(3,040)
Total deferred tax liabilities	731	(3,040)

Deferred tax assets, net	700,713	432,730

Valuation allowance:
Beginning of year	(432,730)	-
(Increase) decrease during year	(267,983)	(432,730)
Ending balance	(700,713)	(432,730)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance in 2015 and 2014 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the years ended December 31, 2015 and 2014 was an increase of $267,983 and $432,730, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

At December 31, 2015, the Company had $1,780,819 of net operating loss carryforwards which will expire from 2016 to 2035. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2015, tax years 2011 through 2014 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	0.0%	0.0%
Permanent differences	-0.5%	-8.9%
Other reconciling items	-1.2%	14.5%
Change in valuation allowance	-33.3%	-40.6%
Effective income tax rate	0.0%	0.0%

Note 12. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of December 31, 2015 and 2014, the Company's bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2015 and 2014, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Customer 1	70.6%	52.1%
Customer 2	12.3%	-
Customer 3	-	21.4%
Totals	82.9%	73.5%

At December 31, 2015 and 2014, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2015	December 31, 2014
Customer 1	62.7%	47.6%
Customer 2	13.0%	26.7%
Totals	75.7%	74.3%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

For the years ended December 31, 2015 and 2014, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Supplier 1	69.4%	83.6%
Supplier 2	22.5%	-
Supplier 3	-	16.4%
Totals	91.9%	100.0%

Note 13. Related Party Transactions

During the year ended December 31, 2014, the Company advanced an aggregate of $92,611 to and received an aggregate of $74,993 from three entities that are owned partially by certain officers and directors of the Company. The advances were unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2015, the Company allocated an aggregate of $43,240 of compensation paid to the Company's General Counsel to one of the entities that is owned partially by certain officers and directors of the Company. During the year ended December 31, 2015, the Company was reimbursed the entire amount of $93,240 due from the three entities that are owned partially by certain officers and directors of the Company. The balance due from the three entities was $0 and $50,000 as of December 31, 2015 and 2014, respectively (See Note 4).

On September 1, 2015, the Company transferred a security deposit of $2,489 and property and equipment having a net book value of $3,062 in order to settle $6,000 of expense reimbursement to an individual that was a former director and Chief Executive Officer of the Company, resulting in a gain on disposition of $449. On September 1, 2015, the Company entered into an Assignment and Assumption of Lease Agreement (the "Agreement") whereby the Company assigned the operating lease for its corporate headquarters to an entity controlled by an individual that was a former director and Chief Executive Officer of the Company. Under the Agreement, which was cosigned by the landlord, the entity to which the lease was assigned assumed all further obligations under the lease (See Notes 5 and 9).

As of December 31, 2015 and 2014, $22,202 and $43,134, respectively, is owed to officers of the Company or entities controlled by officers of the Company. This amount is included in accounts payable – related parties on the accompanying consolidated balance sheet.

On December 31, 2013, the Company issued a two-year promissory note payable in exchange for aggregate cash proceeds of $60,000. During the period from January 15, 2014 through June 16, 2014, the Company issued several two-year promissory notes in exchange for aggregate cash proceeds of $724,238. The funds were received from entities controlled by certain officers and directors of the Company. The officers and directors also owned or partially owned the entities from which the funds were received. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 8 and 10).

During the period from January 14, 2014 through May 23, 2014, the Company issued three two-year promissory notes in exchange for aggregate cash proceeds of $727,776 from an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. The notes included a provision that in the event of default the interest rate would have increased to the default interest rate of 18%. The first six months of interest was deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest was due at maturity (See Notes 8 and 10).

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Commencing January 1, 2013 through January 31, 2014, the Company occupied office space on a month-to-month basis for its corporate headquarters for $500 a month from Crestview Farm, an entity controlled by an individual that was a former director and Chief Executive Officer of the Company. The individual serves as the Manager of Crestview Farm. Rent expense for these facilities was $500 for the year ended December 31, 2014 (See Note 9).

On May 1, 2014, the Company entered into a one-year consulting agreement with an individual who is a director of the Company whereby the individual shall be a Medical Director and shall receive compensation of $9,000 per month. Effective September 1, 2015, the compensation to this individual was reduced to $0 per month (See Note 9).

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by certain officers and directors of the Company (See Note 10).

During the period from inception through December 31, 2014, several members of the Company's management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

