Form 10-Q
period 2016-03-31
Fuse Medical, Inc.
filed 2016-05-11
CIK 319016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As May 9, 2016, 6,890,808 shares of the registrant's common stock, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,399	$8,157
Accounts receivable, net of allowance of $15,145	84,145	298,011
Inventories	46,913	81,209
Prepaid expenses and other receivables	19,144	18,828
Total current assets	235,601	406,205

Property and equipment, net	19,456	24,978
Security deposit	3,822	3,822

Total assets	$258,879	$435,005

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$241,413	$295,579
Accounts payable - related parties	20,211	22,202
Accrued expenses	15,910	12,267
Note payable, current portion	100,000	-
Total current liabilities	377,534	330,048

Note payable - related party	-	100,000
Deferred rent	275	-
Total liabilities	377,809	430,048

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 6,890,808 shares issued and outstanding	68,908	68,908
Additional paid-in capital	2,251,093	2,251,093
Accumulated deficit	(2,438,931)	(2,315,044)
Total stockholders' equity (deficit)	(118,930)	4,957

Total liabilities and stockholders' equity (deficit)	$258,879	$435,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

Revenues	$192,943	$262,514
Cost of revenues	81,281	93,379

Gross profit	111,662	169,135

Operating expenses:
General, administrative and other	232,219	384,674

Operating loss	(120,557)	(215,539)

Other income (expense):
Interest expense	(1,750)	(1,579)
Loss on disposal of property and equipment	(1,580)	-
Total other income (expense)	(3,330)	(1,579)

Net loss	$(123,887)	$(217,118)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	6,890,808	5,707,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	6,890,808	$68,908	$2,251,093	$(2,315,044)	$4,957

Net loss	-	-	-	(123,887)	(123,887)

Balance, March 31, 2016	6,890,808	$68,908	$2,251,093	$(2,438,931)	$(118,930)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$(123,887)	$(217,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,642	4,694
Loss on disposal of property and equipment	1,580	-
Changes in operating assets and liabilities:
Accounts receivable	213,866	4,437
Inventories	34,296	(19,644)
Prepaid expenses and other receivables	(316)	19,150
Accounts payable	(54,166)	(85,092)
Accounts payable - related parties	(1,991)	(22,054)
Accrued expenses	3,643	19,601
Deferred rent	275	-
Net cash provided by (used in) operating activities	76,942	(296,026)

Cash flows from investing activities:
Proceeds from the disposal of property and equipment	300	-
Net cash provided by investing activities	300	-

Cash flows from financing activities:
Advances to related parties	-	(43,240)
Repayments received from related parties	-	50,000
Proceeds from issuance of promissory notes to related parties	-	100,000
Proceeds from sale of common stock	-	180,000
Net cash provided by financing activities	-	286,760

Net increase (decrease) in cash and cash equivalents	77,242	(9,266)

Cash and cash equivalents - beginning of period	8,157	67,555

Cash and cash equivalents - end of period	$85,399	$58,289

Supplemental disclosure of cash flow information:
Interest paid	$1,750	$141

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The condensed consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $123,887 for the three months ended March 31, 2016. As of March 31, 2016, we had $85,399 of cash and cash equivalents on hand, a stockholders' deficit of $118,930 and working capital deficit of $141,933. The Company's ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on March 31, 2016. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company's financing efforts, if successful, would result in profitable operations or the resolution of the Company's liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

As of March 31, 2016 and 2015, common stock equivalents included options to purchase 609,576 and 11,628 common shares, respectively. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2016, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation – Stock Compensation (Topic 718)". The ASU was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

Note 3. Property and Equipment

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Computer equipment	$31,053	$31,053
Furniture and fixtures	6,347	9,315
Leasehold improvements	6,728	6,728
Office equipment	1,580	1,580
Software	10,500	10,500
	56,208	59,176
Less: accumulated depreciation	(36,752)	(34,198)
Property and equipment, net	$19,456	$24,978

Depreciation expense for the three months ended March 31, 2016 and 2015 was 3,642 and $4,694, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

Note 4. Notes Payable – Related Party

Notes payable consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Note payable - related party originating January 15, 2015; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2017	$100,000	$100,000
Total	100,000	100,000
Less: Current maturities	(100,000)	-
Amount due after one year	$-	$100,000

On January 15, 2015, the Company issued a two-year promissory note to a significant stockholder in exchange for cash proceeds of $100,000. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 8).

During the three months ended March 31, 2016 and 2015, interest expense of $1,750 and $1,579, respectively, was recognized on outstanding notes payable. As of March 31, 2016 and December 31, 2015, accrued interest payable was $3,796, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

Note 6. Stockholders' Equity (Deficit)

Stock Options

A summary of the Company's stock option activity during the three months ended March 31, 2016 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2015	609,576	$0.42
Granted	-
Exercised	-
Forfeited	-
Expired
Balance outstanding at March 31, 2016	609,576	$0.42	4.2	$-

Exercisable at March 31, 2016	9,576	$10.23	1.0	$-

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

Note 7. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2016. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of March 31, 2016, the Company's bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2016 and 2015, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
Customer 1	63.5%	76.3%
Customer 2	19.7%	-
Totals	83.2%	76.3%

At March 31, 2016 and December 31, 2015, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2016	December 31, 2015
Customer 1	31.7%	62.7%
Customer 2	28.7%	-
Customer 3	15.9%	-
Customer 4	-	13.0%
Totals	76.3%	75.7%

For the three months ended March 31, 2016 and 2015, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
Supplier 1	71.2%	16.8%
Supplier 2	28.8%	-
Supplier 3	-	83.2%
Totals	100.0%	100.0%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

Note 8. Related Party Transactions

During the three months ended March 31, 2015, the Company allocated an aggregate of $43,240 of compensation paid to the Company's General Counsel to an entity that is owned partially by certain officers and directors of the Company. During the three months ended March 31, 2015, the Company was reimbursed $50,000 of compensation of the Company's General Counsel that had been allocated during the fourth quarter of 2014 to the entity that is owned partially by certain officers and directors of the Company.

As of March 31, 2016 and December 31, 2015, $20,211 and $22,202, respectively, is owed to officers and directors of the Company or entities controlled by these individuals. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

On January 15, 2015, the Company issued a two-year promissory note to a significant stockholder in exchange for cash proceeds of $100,000. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity (See Note 4).

During the period from inception through March 31, 2016, several members of the Company's management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, "we", "us", "our", and the "Company" refer to Fuse Medical, Inc.

Overview

Fuse Medical markets, distributes and sells internal fixation, durable bone materials, biologics, tissues, surgical and other related surgical products for use in a variety of surgical procedures in various types of facilities (ambulatory surgical centers, hospitals and physician offices and other medical facilities) where surgeons and doctors treat patients and operate.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The accounting estimates involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition. Our more significant accounting policies can be found in Note 2 of our unaudited interim condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. There have been no material changes to our Critical Accounting Policies during the period covered by this report.

Recent Accounting Pronouncements

See Note 2 to the condensed financial statements for managements discussion of recent accounting pronouncements.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this report.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Revenues

For the three months ended March 31, 2016, net revenues were $192,943, compared to $262,514 for the three months ended March 31, 2015, a decrease of $69,571, or 26.5%. In the beginning of 2016, due to increased competition for biologics sold in larger order quantities, the Company was forced to decrease its pricing for these products. In addition, our revenues from biologics sold at the retail level also declined. In response, the Company began to vigorously attempt to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. While we expect the decline in revenues is primarily attributable to both the aforementioned decreased pricing of biologics sold in larger order quantities as well as seasonality, there can be no assurance revenues shall increase an adequate amount to cover the cost of operations.

Cost of Revenues

For the three months ended March 31, 2016, our cost of revenues was $81,281, compared to $93,379 for the three months ended March 31, 2015, representing a decrease of $12,098, or 13.0%. During the current year quarter, the Company began to vigorously attempt to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. Accordingly, cost of revenues did not decrease proportionately as much as net revenues decreased during the current year period. Cost of revenues includes costs to purchase goods and freight and shipping costs for items sold to customers.

Gross Profit

For the three months ended March 31, 2016, we generated a gross profit of $111,662, compared to $169,135 for the three months ended March 31, 2015, a decrease of $57,473, or 34.0%. The decrease in gross profit was primarily due to a decrease in revenues derived from the sale of biologics sold in larger order quantities as well as those at the retail sales level.

General, Administrative and Other

For the three months ended March 31, 2016, general, administrative and other operating expenses decreased to $232,219 from $384,674 for the three months ended March 31, 2015, representing a decrease of $152,455, or 39.6%. This decrease is primarily attributable to decreases in salaries and wages (including independent contractors) and related costs of $136,900 and travel expenses of $14,668. General, administrative and other operating expenses during the three months ended March 31, 2016 consisted primarily of salaries and wages and related costs, legal and professional fees, rent and insurance.

Interest Expense

For the three months ended March 31, 2016, interest expense increased to $1,750 from $1,579 for the three months ended March 31, 2015, representing an increase of $171, or 10.8%. On January 15, 2015, the Company issued a two-year promissory note payable bearing 7% interest in exchange for cash proceeds of $100,000. The increase in interest expense in the current year period is a result of the aforementioned note not being outstanding during the first two weeks of the prior year quarter.

Net Loss

For the three months ended March 31, 2016, the Company generated a net loss of $123,887 compared to a net loss of $217,118 for the three months ended March 31, 2015. The decrease in the net loss is primarily due to the decrease in general, administrative and other expenses, offset by the decrease in gross profit.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	3 Months Ended March 31,
	2016	2015

Net cash provided by (used in) operating activities	$76,942	$(296,026)
Net cash provided by investing activities	300	-
Net cash provided by financing activities	-	286,760
Net increase (decrease) in cash and cash equivalents	$77,242	$(9,266)

Net Cash Provided By (Used in) Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016 resulted primarily from a decrease in accounts receivable of $213,866 and a decrease in inventories of $34,296, partially offset by a net loss of $123,887 and a decrease in accounts payable of $54,166.

Net Cash Provided By Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 resulted cash proceeds from the disposal of property and equipment of $300.

Net Cash Provided By Financing Activities

There were no cash financing activities during the three months ended March 31, 2016.

Liquidity

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities as well as sales of products. At March 31, 2016, we had a working capital deficit of $141,933, including $85,399 in cash and cash equivalents. As of May 9, 2016, the Company had approximately $51,000 in available cash. Our cash is concentrated in a large financial institution. Management believes that its current cash balance is enough to sustain operations for two months.

The estimated costs of operations while we work to increase our revenues is substantially greater than the amount of funds we have on hand. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. If our effors to raise capital are unsuccessful and the Company is unable to increase revenues, we believe that we will need to reduce operating expenses or cease operations. There can be no assurance that the Company's efforts will result in profitable operations or the resolution of the Company's liquidity problems.

In their report dated March 25, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2015 concerning the Company's assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations.

Capital Expenditures

For the three months ended March 31, 2016, the Company had no material capital expenditures. The Company has no material commitments for capital expenditures as of March 31, 2016. Depending on our cash position, we may spend up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of inventories and fixed assets. Depending on the results of management's ability to implement its business plan and utilize our physician network, our capital expenditures may be less than anticipated.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the condition of the capital markets, particularly for smaller companies, willingness of doctors and facilities to purchase the products that we sell and regulatory issues adversely affecting our margins, insurance companies denying reimbursement to facilities who use the products that we sell and/or our ability to sell products. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 3, 2016, Dr. Stephen Corey resigned as a member of the Board of Directors of Fuse.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying "Exhibit Index".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: May 11, 2016	By:	/s/ Christopher Pratt
Christopher Pratt
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2016	By:	/s/ David Hexter
David Hexter
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).

3.1(a)	Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to our Information Statement, filed on December 4, 2015, and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).

3.3	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
**	Furnished herewith.

