Form 10-Q
period 2016-06-30
Fuse Medical, Inc.
filed 2016-08-15
CIK 319016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As August 12, 2016, 6,890,808 shares of the registrant's common stock, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,795	$8,157
Accounts receivable, net of allowance of $3,704 and $15,145, respectively	34,838	298,011
Inventories	25,479	81,209
Prepaid expenses and other current assets	9,571	18,828
Total current assets	190,683	406,205

Property and equipment, net	15,934	24,978
Security deposit	3,822	3,822
Total assets	$210,439	$435,005

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$205,721	$295,579
Accounts payable - related parties	7,629	22,202
Accrued expenses	12,339	12,267
Deferred revenues	91,534	-
Note payable - related party	100,000	-
Total current liabilities	417,223	330,048

Note payable - related party	-	100,000
Deferred rent	550	-
Total liabilities	417,773	430,048

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,890,808 shares issued and outstanding	68,908	68,908
Additional paid-in capital	2,251,093	2,251,093
Accumulated deficit	(2,527,335)	(2,315,044)
Total stockholders' equity (deficit)	(207,334)	4,957
Total liabilities and stockholders' equity (deficit)	$210,439	$435,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$120,643	$487,347	$313,586	$749,861
Cost of revenues	20,837	178,266	102,118	271,645

Gross profit	99,806	309,081	211,468	478,216

Operating expenses:
General, administrative and other	186,460	424,971	418,679	809,645

Operating loss	(86,654)	(115,890)	(207,211)	(331,429)

Other income (expense):
Interest expense	(1,750)	(1,884)	(3,500)	(3,463)
Loss on disposal of property and equipment	-	-	(1,580)	-
Total other income (expense)	(1,750)	(1,884)	(5,080)	(3,463)

Net loss	$(88,404)	$(117,774)	$(212,291)	$(334,892)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	6,890,808	5,884,434	6,890,808	5,796,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	6,890,808	$68,908	$2,251,093	$(2,315,044)	$4,957

Net loss	-	-	-	(212,291)	(212,291)

Balance, June 30, 2016	6,890,808	$68,908	$2,251,093	$(2,527,335)	$(207,334)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(212,291)	$(334,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	-	3,704
Depreciation	7,164	13,325
Loss on disposal of property and equipment	1,580	-
Changes in operating assets and liabilities:
Accounts receivable	263,173	(123,042)
Inventories	55,730	34,296
Prepaid expenses and other current assets	9,257	(6,709)
Accounts payable	(89,858)	35,025
Accounts payable - related parties	(14,573)	(21,731)
Accrued expenses	72	10,100
Deferred revenues	91,534	-
Deferred rent	550	-
Net cash provided by (used in) operating activities	112,338	(389,924)

Cash flows from investing activities:
Purchases of property and equipment	-	(525)
Proceeds from the disposal of property and equipment	300	-
Net cash provided by (used in) investing activities	300	(525)

Cash flows from financing activities:
Advances to related parties	-	(43,240)
Repayments received from related parties	-	93,240
Proceeds from issuance of promissory note to related party	-	100,000
Proceeds from sale of common stock	-	190,000
Net cash provided by financing activities	-	340,000

Net increase (decrease) in cash and cash equivalents	112,638	(50,449)

Cash and cash equivalents - beginning of period	8,157	67,555

Cash and cash equivalents - end of period	$120,795	$17,106

Supplemental disclosure of cash flow information:
Interest paid	$3,500	$280

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $212,291 for the six months ended June 30, 2016. As of June 30, 2016, we had $120,795 of cash and cash equivalents on hand, a stockholders' deficit of $207,334 and a working capital deficit of $226,540. The Company's ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The estimated costs of operations while we attempt to ramp up our revenues is substantially greater than the funds we had available on June 30, 2016. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company's financing efforts, if successful, would result in profitable operations or the resolution of the Company's liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. Subsequent to June 30, 2016, the Company received proceeds of $50,000 from the issuance of a promissory note payable (See Note 9). The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

As of June 30, 2016 and 2015, common stock equivalents included options to purchase 609,576 and 11,628 common shares, respectively. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

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

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists; (ii) the fees are fixed or determinable; (iii) no significant Company obligations remain; and (iv) collection of the related receivable is reasonably assured. The Company reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent (earning a fixed percentage of the sale) on a net basis, (net of related costs). The Company reflects funds collected from customers as deferred revenues until all revenue recognition criteria have been met.

Revenues is comprised of sales of medical biologics, internal fixation products, bone substitute materials and other medical supplies. For customers that order products as needed (i.e. for specific cases), the Company invoices the customer on the date the product is utilized. For customers that order larger quantities of the same product (subject to minimums) at a reduced selling price, the Company invoices the customers when the products are shipped. Payment terms are net 30 days after the invoice date.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2016, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-10)," which provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will adopt ASU 2014-15 on the Company's financial statement presentation and disclosures after the effective date.

In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases," which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Computer equipment	$29,290	$31,053
Furniture and fixtures	6,347	9,315
Leasehold improvements	6,728	6,728
Office equipment	1,580	1,580
Software	-	10,500
	43,945	59,176
Less: accumulated depreciation	(28,011)	(34,198)
Property and equipment, net	$15,934	$24,978

Depreciation expense of $3,522 and $8,531 was recognized during the three months ended June 30, 2016 and 2015, respectively, and $7,164 and $13,325 was recognized during the six months ended June 30, 2016 and 2015, respectively.

Note 4. Notes Payable – Related Party

Notes payable consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Note payable - related party originating January 15, 2015; monthly interest payments required commencing in month 7; bearing interest at 7%; maturing at January 15, 2017	$100,000	$100,000
Total	100,000	100,000
Less: Current maturities	(100,000)	-
Amount due after one year	$-	$100,000

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

Interest expense on outstanding notes payable of $1,750 and $1,884 was recognized during the three months ended June 30, 2016 and 2015, respectively, and $3,500 and $3,463 was recognized during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, accrued interest payable was $3,796, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

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

Note 6. Stockholders' Equity (Deficit)

Stock Options

A summary of the Company's stock option activity during the six months ended June 30, 2016 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance outstanding at December 31, 2015	609,576	$0.42
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance outstanding at June 30, 2016	609,576	$0.42	4.0	$-

Exercisable at June 30, 2016	9,576	$10.23	0.8	$-

Note 7. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2016. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of June 30, 2016, the Company's bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three and six months ended June 30, 2016 and 2015, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Customer 1	75.7%	73.0%	68.2%	74.2%
Customer 2	18.4%	10.5%	12.1%	-
Customer 3	-	10.4%	-	-
Customer 4	-	-	12.1%	-
Totals	94.1%	93.9%	92.4%	74.2%

At June 30, 2016 and December 31, 2015, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2016	December 31, 2015

Customer 1	51.4%	62.7%
Customer 2	32.8%	-
Customer 3	-	13.0%
Totals	84.2%	75.7%

For the three and six months ended June 30, 2016 and 2015, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Supplier 1	65.5%	-	45.9%	-
Supplier 2	32.7%	70.8%	15.3%	76.9%
Supplier 3	-	29.2%	38.8%	23.1%
Totals	98.2%	100.0%	100.0%	100.0%

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

As of June 30, 2016 and December 31, 2015, $7,629 and $22,202, respectively, is owed to officers and directors of the Company or entities controlled by these individuals. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

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

During the period from inception through June 30, 2016, several members of the Company's management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 9. Subsequent Events

On July 15, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note (convertible at the holder's sole discretion at $0.08 per share) bearing 10% interest per annum, which principal shall be repaid along with and any and all accrued interest on or before December 31, 2016 or upon a change in control of the Company (See Note 1).

On July 26, 2016, the Company settled outstanding accounts payable of $60,517 owed to its former legal counsel for $25,000. The Company will recognize a gain on settlement of $35,517 during the quarter ending September 30, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, "we", "us", "our", and the "Company" refer to Fuse Medical, Inc.

Overview

Fuse Medical markets, distributes and sells diversified healthcare products and supplies, including biologics, internal fixation products and bone substitute materials for use in a variety of surgical procedures in various types of facilities (ambulatory surgical centers, hospitals and physician offices and other medical facilities) where surgeons and doctors treat patients and operate.

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

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for management's discussion of recent accounting pronouncements.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this report.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Revenues

For the three months ended June 30, 2016, net revenues were $120,643, compared to $487,347 for the three months ended June 30, 2015, a decrease of $366,704, or 75.2%. In the beginning of 2016, due to increased competition for biologics sold in larger order quantities, the Company was forced to decrease its pricing for these products. In addition, our revenues from biologics sold at the retail level also declined. In response, the Company began to vigorously attempt to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. While we expect the decline in revenues is primarily attributable to both the aforementioned decreased pricing of biologics sold in larger order quantities as well as seasonality, there can be no assurance revenues shall increase an adequate amount to cover the cost of operations.

Cost of Revenues

For the three months ended June 30, 2016, our cost of revenues was $20,837, compared to $178,266 for the three months ended June 30, 2015, representing a decrease of $157,429, or 88.3%. During the current year quarter, the Company exchanged some slow moving inventory items of a particular manufacturer for other inventory items made by the same manufacturer that the Company sells on a regular basis. As the Company had previously established a reserve on this inventory, the exchange of this inventory resulted in the reversal of $35,985 of the reserve, which decreased the cost of revenues. This was partially offset by an increase in cost of revenues resulting from the Company's attempts to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. In sum, the overall cost of revenues decreased more proportionately than net revenues decreased during the current year quarter. Cost of revenues includes costs to purchase goods and freight and shipping costs for items sold to customers.

Gross Profit

For the three months ended June 30, 2016, we generated a gross profit of $99,806, compared to $309,081 for the three months ended June 30, 2015, a decrease of $209,275, or 67.7%. The decrease in gross profit was primarily due to a decrease in revenues derived from the sale of biologics sold in larger order quantities as well as those at the retail sales level, partially offset by the reversal of a reserve on inventory.

General, Administrative and Other

For the three months ended June 30, 2016, general, administrative and other operating expenses decreased to $186,460 from $424,971 for the three months ended June 30, 2015, representing a decrease of $238,511, or 56.1%. This decrease is primarily attributable to decreases in salaries and wages (including independent contractors) and related costs of $142,222, legal and professional fees of $56,146 and travel expenses of $24,354. General, administrative and other operating expenses during the three months ended June 30, 2016 consisted primarily of salaries and wages and related costs, legal and professional fees, insurance and rent.

Interest Expense

For the three months ended June 30, 2016, interest expense decreased to $1,750 from $1,884 for the three months ended June 30, 2015, representing a decrease of $134, or 7.1%. On January 15, 2015, the Company issued a two-year promissory note payable bearing 7% interest in exchange for cash proceeds of $100,000. During the third quarter of fiscal 2015, the Company repaid an aggregate of $17,250 of promissory notes payable at maturity. The decrease in interest expense in the current year period is a result of the repayment of these notes in the prior fiscal year.

Net Loss

For the three months ended June 30, 2016, the Company generated a net loss of $88,404 compared to a net loss of $117,774 for the three months ended June 30, 2015. The decrease in the net loss is primarily due to the decrease in general, administrative and other expenses, partially offset by the decrease in gross profit.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Revenues

For the six months ended June 30, 2016, net revenues were $313,586, compared to $749,861 for the six months ended June 30, 2015, a decrease of $436,275, or 58.2%. In the beginning of 2016, due to increased competition for biologics sold in larger order quantities, the Company was forced to decrease its pricing for these products. In addition, our revenues from biologics sold at the retail level also declined. In response, the Company began to vigorously attempt to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. While we expect the decline in revenues is primarily attributable to both the aforementioned decreased pricing of biologics sold in larger order quantities as well as seasonality, there can be no assurance revenues shall increase an adequate amount to cover the cost of operations.

Cost of Revenues

For the six months ended June 30, 2016, our cost of revenues was $102,118, compared to $271,645 for the six months ended June 30, 2015, representing a decrease of $169,527, or 62.4%. During the current year quarter, the Company exchanged some slow moving inventory items of a particular manufacturer for other inventory items made by the same manufacturer that the Company sells on a regular basis. As the Company had previously established a reserve on this inventory, the exchange of this inventory resulted in the reversal of $35,985 of the reserve, which decreased the cost of revenues. This was partially offset by an increase in cost of revenues resulting from the Company's attempts to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. In sum, the overall cost of revenues decreased more proportionately than net revenues decreased during the current year quarter. Cost of revenues includes costs to purchase goods and freight and shipping costs for items sold to customers.

Gross Profit

For the six months ended June 30, 2016, we generated a gross profit of $211,468, compared to $478,216 for the six months ended June 30, 2015, a decrease of $266,748, or 55.8%. The decrease in gross profit was primarily due to a decrease in revenues derived from the sale of biologics sold in larger order quantities as well as those at the retail sales level, partially offset by the reversal of a reserve on inventory.

General, Administrative and Other

For the six months ended June 30, 2016, general, administrative and other operating expenses decreased to $418,679 from $809,645 for the six months ended June 30, 2015, representing a decrease of $390,966, or 48.3%. This decrease is primarily attributable to decreases in salaries and wages (including independent contractors) and related costs of $279,122, travel expenses of $39,023 and legal and professional fees of $37,290. General, administrative and other operating expenses during the six months ended June 30, 2016 consisted primarily of salaries and wages and related costs, legal and professional fees, rent and insurance.

Interest Expense

For the six months ended June 30, 2016, interest expense increased to $3,500 from $3,463 for the six months ended June 30, 2015, representing an increase of $37, or 1.1%. On January 15, 2015, the Company issued a two-year promissory note payable bearing 7% interest in exchange for cash proceeds of $100,000. During the third quarter of fiscal 2015, the Company repaid an aggregate of $17,250 of promissory notes payable at maturity. The increase in interest expense in the current year period is a result of the aforementioned $100,000 note not being outstanding during the first two weeks of the prior year quarter, partially offset by the repayment of the aforementioned notes in the prior fiscal year.

Net Loss

For the six months ended June 30, 2016, the Company generated a net loss of $212,291 compared to a net loss of $334,892 for the six months ended June 30, 2015. The decrease in the net loss is primarily due to the decrease in general, administrative and other expenses, partially offset by the decrease in gross profit.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	6 Months Ended June 30,
	2016	2015

Net cash provided by (used in) operating activities	$112,338	$(389,924)
Net cash provided by (used in) investing activities	300	(525)
Net cash provided by financing activities	-	340,000
Net increase (decrease) in cash and cash equivalents	$112,638	$(50,449)

Net Cash Provided By (Used in) Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2016 resulted primarily from a decrease in accounts receivable of $263,173, an increase in deferred revenues of $91,534 and a decrease in inventories of $55,730, partially offset by a net loss of $212,291 and a decrease in accounts payable of $89,858.

Net cash used in operating activities during the six months ended June 30, 2015 resulted primarily from a net loss of $334,892 and an increase in accounts receivable of $123,042, partially offset by a decrease in accounts payable of $35,025 and a decrease in inventories of $34,296.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 resulted from cash proceeds from the disposal of property and equipment of $300.

Net cash used in investing activities for the six months ended June 30, 2016 resulted from cash disbursements to acquire property and equipment of $525.

Net Cash Provided By Financing Activities

There were no cash financing activities during the six months ended June 30, 2016.

Net cash provided by financing activities for the six months ended June 30, 2015 resulted from proceeds from the sale of common stock of $190,000, proceeds from the issuance of a promissory note to a related party of $100,000 and net repayments received from related parties of $50,000.

Liquidity

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities as well as sales of products. At June 30, 2016, we had a working capital deficit of $226,540, including $120,795 in cash and cash equivalents. As of August 12, 2016, the Company had approximately $60,000 in available cash. Our cash is concentrated in a large financial institution. Management believes that its current cash balance is enough to sustain operations for two months.

On July 15, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note (convertible at the holder's sole discretion at $0.08 per share) bearing 10% interest per annum, which principal shall be repaid along with and any and all accrued interest on or before December 31, 2016 or upon a change in control of the Company.

The estimated costs of operations while we work to increase our revenues is substantially greater than the funds we have on hand. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. If our efforts to raise capital are unsuccessful and the Company is unable to increase revenues, we believe that we will need to reduce operating expenses or cease operations. There can be no assurance that the Company's efforts will result in profitable operations or the resolution of the Company's liquidity problems.

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

Capital Expenditures

For the six months ended June 30, 2016, the Company had no material capital expenditures. The Company has no material commitments for capital expenditures as of June 30, 2016. Depending on our cash position, we may spend up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of inventories and fixed assets. Depending on the results of management's ability to implement its business plan and utilize our physician network, our capital expenditures may be less than anticipated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 15, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note (convertible at the holder's sole discretion at $0.08 per share) bearing 10% interest per annum, which principal shall be repaid along with and any and all accrued interest on or before December 31, 2016 or upon a change in control of the Company. The issuance of the securities was exempt from registration under Rule 506(b) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The disclosure under Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" is incorporated under this Item 5.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying "Exhibit Index".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: August 15, 2016	By:	/s/ Christopher Pratt
Christopher Pratt
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ David Hexter
David Hexter
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

