Form 10-Q
period 2016-09-30
Fuse Medical, Inc.
filed 2016-11-14
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As November 11, 2016, 6,890,808 shares of the registrant’s common stock, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$61,734	$8,157
Accounts receivable, net of allowance of $3,704 and $15,145, respectively	22,328	298,011
Inventories	31,591	81,209
Prepaid expenses and other current assets	5,224	18,828
Total current assets	120,877	406,205

Property and equipment, net	12,432	24,978
Security deposit	3,822	3,822

Total assets	$137,131	$435,005

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$113,966	$295,579
Accounts payable - related parties	8,598	22,202
Accrued expenses	14,437	12,267
Deferred revenues	91,534	-
Convertible notes payable, net of discount	54,749	-
Note payable - related party	100,000	-
Total current liabilities	383,284	330,048

Note payable - related party	-	100,000
Deferred rent	824	-
Total liabilities	384,108	430,048

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,890,808 shares issued and outstanding	68,908	68,908
Additional paid-in capital	2,324,843	2,251,093
Accumulated deficit	(2,640,728)	(2,315,044)
Total stockholders’ equity (deficit)	(246,977)	4,957

Total liabilities and stockholders’ equity (deficit)	$137,131	$435,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$107,584	$442,857	$421,170	$1,192,718
Cost of revenues	42,536	165,268	144,654	436,913

Gross profit	65,048	277,589	276,516	755,805

Operating expenses:
General, administrative and other	182,134	755,367	600,813	1,565,012

Operating loss	(117,086)	(477,778)	(324,297)	(809,207)

Other income (expense):
Interest expense	(31,824)	(1,885)	(35,324)	(5,348)
Loss on disposal of property and equipment	-	(979)	(1,580)	(979)
Gain on settlement of accounts payable	35,517	-	35,517	-
Total other income (expense)	3,693	(2,864)	(1,387)	(6,327)

Net loss	$(113,393)	$(480,642)	$(325,684)	$(815,534)

Net loss per common share - basic and diluted	$(0.02)	$(0.08)	$(0.05)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	6,890,808	6,260,373	6,890,808	5,952,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	6,890,808	$68,908	$2,251,093	$(2,315,044)	$4,957

Recognition of beneficial conversion feature on convertible promissory notes issued	-	-	73,750	-	73,750

Net loss	-	-	-	(325,684)	(325,684)

Balance, September 30, 2016	6,890,808	$68,908	$2,324,843	$(2,640,728)	$(246,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(325,684)	$(815,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	28,499	-
Depreciation	10,666	21,888
Loss on disposal of property and equipment	1,580	979
Gain on settlement of accounts payable	(35,517)	-
Share-based compensation	-	418,000
Transfer of property and equipment as part of expense reimbursement	-	6,000
Bad debt expense	-	3,704
Changes in operating assets and liabilities:
Accounts receivable	275,683	19,209
Inventories	49,618	63,801
Prepaid expenses and other current assets	13,604	6,021
Security deposit	-	(3,822)
Accounts payable	(146,096)	(76,715)
Accounts payable - related parties	(13,604)	(22,025)
Accrued expenses	2,170	46,279
Deferred revenues	91,534	-
Deferred rent	824	-
Net cash used in operating activities	(46,723)	(332,215)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,580)
Proceeds from the disposal of property and equipment	300	650
Net cash provided by (used in) investing activities	300	(930)

Cash flows from financing activities:
Advances to related parties	-	(43,240)
Repayments received from related parties	-	93,240
Proceeds from issuance of promissory notes	100,000	-
Repayments of promissory notes	-	(17,250)
Proceeds from issuance of promissory note to related party	-	100,000
Proceeds from sale of common stock	-	190,000
Net cash provided by financing activities	100,000	322,750

Net increase (decrease) in cash and cash equivalents	53,577	(10,395)

Cash and cash equivalents - beginning of period	8,157	67,555

Cash and cash equivalents - end of period	$61,734	$57,160

Supplemental disclosure of cash flow information:
Interest paid	$5,250	$1,588

Non-cash investing and financing activities:
Recognition of beneficial conversion feature on convertible promissory notes issued	$73,750	$-
Transfer security deposit as part of expense reimbursement	$-	$2,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Fuse Medical distributes diversified healthcare products and supplies, including medical biologics, internal fixation products, bone substitute materials and other medical supplies in several states. The Company strives to provide cost savings and clinical outcomes to its customers, which include physicians and medical facilities.

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

The condensed consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a net loss of $325,684 for the nine months ended September 30, 2016. As of September 30, 2016, we had $61,734 of cash and cash equivalents on hand, a stockholders’ deficit of $246,977 and a working capital deficit of $262,407. The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2015 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The estimated costs of operations while we attempt to ramp up our revenues is substantially greater than the funds we had available on September 30, 2016. The Company’s existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts, if successful, would result in profitable operations or the resolution of the Company’s liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing. During July 2016 through October 2016, the Company received aggregate proceeds of $150,000 from the issuance of promissory notes payable (See Notes 4 and 10). The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

As of September 30, 2016 and 2015, common stock equivalents included options to purchase 604,788 and 609,576 common shares, respectively. These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Revenues is comprised of sales of medical biologics, internal fixation products, bone substitute materials and other medical supplies. For customers that order products as needed (i.e. for specific cases), the Company invoices the customer on the date the product is utilized. For customers that order larger quantities of the same product (subject to minimums) at a reduced selling price, the Company invoices the customers as each unit of the product is utilized. Payment terms are net 30 days after the invoice date.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of September 30, 2016, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-10),” which provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will adopt ASU 2014-15 on the Company’s financial statement presentation and disclosures after the effective date.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases,” which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company’s financial statements and disclosures.

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

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Computer equipment	$29,290	$31,053
Furniture and fixtures	6,347	9,315
Leasehold improvements	6,728	6,728
Office equipment	1,580	1,580
Software	-	10,500
	43,945	59,176
Less: accumulated depreciation	(31,513)	(34,198)
Property and equipment, net	$12,432	$24,978

Depreciation expense of $3,502 and $8,563 was recognized during the three months ended September 30, 2016 and 2015, respectively, and $10,666 and $21,888 was recognized during the nine months ended September 30, 2016 and 2015, respectively.

Note 4. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Note payable originating July 15, 2016; no monthly payments required; bearing interest at 10%; maturing at December 31, 2016 [A]	$50,000	$-

Note payable originating August 23, 2016; no monthly payments required; bearing interest at 10%; maturing at December 31, 2016 [B]	50,000	-
Total	100,000	-
Less: Discount	(45,251)	-
Net	$54,749	$-

[A] - On July 15, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note (convertible at the holder’s sole discretion at $0.08 per share) bearing 10% interest per annum, which principal shall be repaid along with and any all accrued interest on or before December 31, 2016 or upon a change in control of the Company. On the date of issuance, the conversion price of the promissory note was less than the market price of the Company’s common stock. This resulted in a beneficial conversion feature of $42,500, which is treated as a discount to the promissory note and is being amortized over the term of the promissory note.

[B] - On August 23, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note (convertible at the holder’s sole discretion at $0.08 per share) bearing 10% interest per annum, which principal shall be repaid along with and any all accrued interest on or before December 31, 2016 or upon a change in control of the Company. On the date of issuance, the conversion price of the promissory note was less than the market price of the Company’s common stock. This resulted in a beneficial conversion feature of $31,250, which is treated as a discount to the promissory note and is being amortized over the term of the promissory note.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

On October 19, 2016, the promissory notes issued on July 15, 2016 and August 23, 2016 were amended whereby the convertibility feature was removed prior to the maturity date of December 31, 2016 or upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share (See Notes 1 and 10).

Interest expense on outstanding convertible notes payable of $30,074 (of which $28,499 was the amortization of beneficial conversion features) was recognized during the three and nine months ended September 30, 2016. As of September 30, 2016, accrued interest payable was $1,575, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

Note 5. Note Payable – Related Party

On January 15, 2015, the Company issued a two-year promissory note to a significant stockholder in exchange for cash proceeds of $100,000. The note is unsecured, bears interest at 7.0% and requires 18 monthly payments of interest only commencing at the beginning of month seven. The note includes a provision that in the event of default the interest rate would increase to the default interest rate of 18%. The first six months of interest is deferred until maturity. The outstanding principal balance along with all accrued and unpaid interest is due at maturity. The balance of the note payable – related party at September 30, 2016 and December 31, 2015 was $100,000 (See Note 9).

Interest expense on the note payable – related party of $1,750 and $1,885 was recognized during the three months ended September 30, 2016 and 2015, respectively, and $5,250 and $5,348 was recognized during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, accrued interest on the note payable – related party was $3,796, which is included in accrued expenses on the accompanying condensed consolidated balance sheet.

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

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff. Thereafter, the term “Plaintiffs” collectively refers to M. Richard Cutler, Cutler Law Group, P.C. and PH Squared, LLC. The new complaint asserts essentially the same claims as the original nonsuited complaint: (i) suit on sworn account against Fuse; (ii) fraud against all Defendants; and (iii) breach of contract against all Defendants for allegedly violating a non-circumvention/non-disclosure agreement. Richard Cutler is the sole principal of Cutler Law Group, P.C., which provided legal representation to its clients, Craig Longhurst and PH Squared, LLC d/b/a PharmHouse Pharmacy (“Cutler’s Client”), during a failed merger attempt between Fuse and Golf Rounds.com, Inc. (the “Failed Transaction”). The Plaintiffs have alleged that the Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler, his law firm and PH Squared, LLC. The Plaintiffs have further alleged that the Defendants continued to pursue a similar transaction without Cutler’s Client or the Plaintiffs. The Plaintiffs claim that the Defendants are responsible for damages in the amount of $46,465 plus interest for the breach of contract claim because Plaintiffs were not paid their legal fees by Cutler’s Client and Plaintiffs did not receive equity in the merged company that would have resulted from the Failed Transaction. Plaintiffs are also asking for undisclosed damages related to the fraud and breach of contract claims, and are asking for exemplary damages as a result of allegedly intentional fraud that some or all of the Defendants allegedly committed. Plaintiffs also seek their attorneys’ fees and costs for having brought the action. On November 18, 2015, Fuse filed a counterclaim against PH Squared, LLC for breach of contract and further asserted a counterclaim and third party claim against PH Squared, LLC’s principle, Craig Longhurst, for fraud in the inducement. Fuse also seeks a declaratory judgment on the intended third party beneficiary status of Plaintiffs Cutler and Cutler Law Group related to a non-circumvention/non-disclosure agreement.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

The parties are currently conducting discovery to determine the viability of the Plaintiff’s claims, although the Defendants continue to believe that the lawsuit is completely without merit and will vigorously contest it and protect their interests. However, the outcome of this legal action cannot be predicted.

Settlement of Accounts Payable

On July 26, 2016, the Company settled outstanding accounts payable of $60,517 owed to its former legal counsel for $25,000. Accordingly, the Company recognized a gain on settlement of $35,517 during the three months ended September 30, 2016.

Note 7. Stockholders’ Equity (Deficit)

Stock Options

A summary of the Company’s stock option activity during the nine months ended September 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance outstanding at December 31, 2015	609,576	$0.42
Granted	-
Exercised	-
Forfeited	-
Expired	(4,788)	$8.77
Balance outstanding at September 30, 2016	604,788	$0.35	3.8	$-

Exercisable at September 30, 2016	204,788	$0.53	3.7	$-

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

Note 8. Concentrations

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2016. On January 1, 2013, the standard insurance amount of $250,000 per depositor, per bank, became effective. As of September 30, 2016, the Company’s bank balances did not exceed FDIC insured amounts.

Concentration of Revenues, Accounts Receivable and Suppliers

For the three and nine months ended September 30, 2016 and 2015, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Customer 1	67.3%	66.2%	68.0%	71.2%
Customer 2	29.4%	20.6%	16.5%	13.6%
Totals	96.7%	86.8%	84.5%	84.8%

At September 30, 2016 and December 31, 2015, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	September 30, 2016	December 31, 2015

Customer 1	60.8%	-
Customer 2	20.7%	62.7%
Customer 3	14.2%	-
Customer 4	-	13.0%
Totals	95.7%	75.7%

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

For the three and nine months ended September 30, 2016 and 2015, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Supplier 1	81.5%	71.8%	39.2%	75.1%
Supplier 2	18.5%	28.2%	31.4%	24.9%
Supplier 3	-	-	29.4%	-
Totals	100.0%	100.0%	100.0%	100.0%

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

As of September 30, 2016 and December 31, 2015, $8,598 and $22,202, respectively, is owed to officers and directors of the Company or entities controlled by these individuals. This amount is included in accounts payable – related parties on the accompanying condensed consolidated balance sheet.

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

During the period from inception through September 30, 2016, several members of the Company’s management provided services at no charge to the Company. The financial statements do not include an estimate of the fair value of these services.

Note 10. Subsequent Events

On October 19, 2016, the promissory notes issued on July 15, 2016 and August 23, 2016 were amended whereby the convertibility feature was removed prior to the maturity date of December 31, 2016 or upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share (See Notes 1 and 4).

On October 19, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note bearing 10% interest per annum, which principal shall be repaid along with any and all accrued interest on or before December 31, 2016 or upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share (See Note 1).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc.

Overview

Fuse Medical markets, distributes and sells diversified healthcare products and supplies, including medical biologics, internal fixation products, bone substitute materials and for use in a variety of surgical procedures in various types of facilities (ambulatory surgical centers, hospitals and physician offices and other medical facilities) where surgeons and doctors treat patients and operate.

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

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for management’s discussion of recent accounting pronouncements.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included in this report.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Revenues

For the three months ended September 30, 2016, net revenues were $107,584, compared to $442,857 for the three months ended September 30, 2015, a decrease of $335,273, or 75.7%. In the beginning of 2016, due to increased competition for biologics sold in larger order quantities, the Company was forced to decrease its pricing for these products. In addition, our revenues from biologics sold at the retail level also declined. In response, the Company began to vigorously attempt to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. While we expect the decline in revenues is primarily attributable to both the aforementioned decreased pricing of biologics sold in larger order quantities as well as seasonality, there can be no assurance revenues shall increase an adequate amount to cover the cost of operations.

Cost of Revenues

For the three months ended September 30, 2016, our cost of revenues was $42,536, compared to $165,268 for the three months ended September 30, 2015, representing a decrease of $122,732, or 74.3%. The overall cost of revenues decreased proportionately with the decrease in net revenues during the current year quarter. Cost of revenues includes costs to purchase goods and freight and shipping costs for items sold to customers.

Gross Profit

For the three months ended September 30, 2016, we generated a gross profit of $65,048, compared to $277,589 for the three months ended September 30, 2015, a decrease of $212,541, or 76.6%. The decrease in gross profit was primarily due to a decrease in revenues derived from the sale of biologics sold in larger order quantities as well as those at the retail sales level.

General, Administrative and Other

For the three months ended September 30, 2016, general, administrative and other operating expenses decreased to $182,134 from $755,367 for the three months ended September 30, 2015, representing a decrease of $573,233, or 75.9%. This decrease is primarily attributable to decreases in salaries and wages (including independent contractors) and related costs of $338,214, stock-based compensation of $168,000 and legal and professional fees of $26,524. General, administrative and other operating expenses during the three months ended September 30, 2016 consisted primarily of salaries and wages and related costs, legal and professional fees, insurance, rent and travel costs.

Interest Expense

For the three months ended September 30, 2016, interest expense increased to $31,824 from $1,885 for the three months ended September 30, 2015, representing an increase of $29,939, or 1,588%. During the current year quarter, the Company issued promissory notes aggregating $100,000, bearing 10% interest, convertible at $0.08 per share, each with a maturity date of December 31, 2016, in exchange for cash proceeds of $100,000. On the date of issuance, the conversion price of the promissory notes was less than the market price of the Company’s common stock. This resulted in a beneficial conversion feature in the aggregate amount of $73,750, which is treated as a discount to the promissory notes and is being amortized over the term of the promissory notes. The increase in interest expense in the current year period is a result of the amortization of the discount stemming from the beneficial conversion feature.

Net Loss

For the three months ended September 30, 2016, the Company generated a net loss of $113,393 compared to a net loss of $480,642 for the three months ended September 30, 2015. The decrease in the net loss is primarily due to the decrease in general, administrative and other expenses, partially offset by the decrease in gross profit.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Revenues

For the nine months ended September 30, 2016, net revenues were $421,170, compared to $1,192,718 for the nine months ended September 30, 2015, a decrease of $771,548, or 64.7%. In the beginning of 2016, due to increased competition for biologics sold in larger order quantities, the Company was forced to decrease its pricing for these products. In addition, our revenues from biologics sold at the retail level also declined. In response, the Company began to vigorously attempt to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. While we expect the decline in revenues is primarily attributable to both the aforementioned decreased pricing of biologics sold in larger order quantities as well as seasonality, there can be no assurance revenues shall increase an adequate amount to cover the cost of operations.

Cost of Revenues

For the nine months ended September 30, 2016, our cost of revenues was $144,654, compared to $436,913 for the nine months ended September 30, 2015, representing a decrease of $292,259, or 66.9%. During the second quarter of 2016, the Company exchanged some slow moving inventory items of a particular manufacturer for other inventory items made by the same manufacturer that the Company sells on a regular basis. As the Company had previously established a reserve on this inventory, the exchange of this inventory resulted in the reversal of $35,985 of the reserve, which decreased the cost of revenues. This was partially offset by an increase in cost of revenues resulting from the Company’s attempts to increase its revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only requiring the facilities to pay for the products provided they were able to get reimbursed by insurance. The majority of the new facilities were not able to get reimbursed by insurance. In sum, the overall cost of revenues decreased more proportionately than net revenues decreased during the current year quarter. Cost of revenues includes costs to purchase goods and freight and shipping costs for items sold to customers.

Gross Profit

For the nine months ended September 30, 2016, we generated a gross profit of $276,516, compared to $755,805 for the nine months ended September 30, 2015, a decrease of $479,289, or 63.4%. The decrease in gross profit was primarily due to a decrease in revenues derived from the sale of biologics sold in larger order quantities as well as those at the retail sales level, partially offset by the reversal of a reserve on inventory.

General, Administrative and Other

For the nine months ended September 30, 2016, general, administrative and other operating expenses decreased to $600,813 from $1,565,012 for the nine months ended September 30, 2015, representing a decrease of $964,199, or 61.6%. This decrease is primarily attributable to decreases in salaries and wages (including independent contractors) and related costs of $617,336, stock-based compensation of $168,000, legal and professional fees of $63,814 and travel expenses of $55,995. General, administrative and other operating expenses during the nine months ended September 30, 2016 consisted primarily of salaries and wages and related costs, legal and professional fees, rent and insurance.

Interest Expense

For the nine months ended September 30, 2016, interest expense increased to $35,324 from $5,348 for the nine months ended September 30, 2015, representing an increase of $29,976, or 561%. During the current year period, the Company issued promissory notes aggregating $100,000, bearing 10% interest, convertible at $0.08 per share, each with a maturity date of December 31, 2016, in exchange for cash proceeds of $100,000. On the date of issuance, the conversion price of the promissory notes was less than the market price of the Company’s common stock. This resulted in a beneficial conversion feature in the aggregate amount of $73,750, which is treated as a discount to the promissory notes and is being amortized over the term of the promissory notes. The increase in interest expense in the current year period is a result of the amortization of the discount stemming from the beneficial conversion feature.

Net Loss

For the nine months ended September 30, 2016, the Company generated a net loss of $325,684 compared to a net loss of $815,534 for the nine months ended September 30, 2015. The decrease in the net loss is primarily due to the decrease in general, administrative and other expenses, partially offset by the decrease in gross profit.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(46,723)	$(332,215)
Net cash provided by (used in) investing activities	300	(930)
Net cash provided by financing activities	100,000	322,750
Net increase (decrease) in cash and cash equivalents	$53,577	$(10,395)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 resulted primarily from a net loss of $325,684, a decrease in accounts payable of $146,096 and a gain on settlement of accounts payable of $35,517, partially offset by a decrease in accounts receivable of $275,683, an increase in deferred revenues of $91,534, a decrease in inventories of $49,618 and amortization of debt discount of $28,499.

Net cash used in operating activities during the nine months ended September 30, 2015 resulted primarily from a net loss of $815,534 and a decrease in accounts payable of $76,715, partially offset by share-based compensation of $418,000, a decrease in inventories of $63,801 and an increase in accrued expenses of $46,279.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 resulted from cash proceeds from the disposal of property and equipment of $300.

Net cash used in investing activities for the nine months ended September 30, 2016 resulted from cash disbursements to acquire property and equipment of $1,580, offset by proceeds from the disposals of property and equipment of $650.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 resulted from proceeds from the issuance of promissory notes of $100,000.

Net cash provided by financing activities for the nine months ended September 30, 2015 resulted from proceeds from the sale of common stock of $190,000, proceeds from the issuance of a promissory note to a related party of $100,000 and net repayments received from related parties of $50,000, partially offset by repayments of notes payable of $17,250.

Liquidity

Historically, our primary sources of liquidity have been from the issuances of debt and equity securities as well as sales of products. At September 30, 2016, we had a working capital deficit of $262,407, including $61,734 in cash and cash equivalents. As of November 11, 2016, the Company had approximately $23,000 in available cash. Our cash is concentrated in a large financial institution. Management believes that its current cash balance is enough to sustain operations for two months. In their report dated March 25, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2015 concerning the Company’s assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations.

In January 2015, the Company issued a $100,000 promissory note which is due January 2017.

During July 2016 through October 2016, the Company received aggregate proceeds of $150,000 from the issuance of promissory notes payable, bearing 10% interest per annum, which principal shall be repaid along with any and all accrued interest on or before December 31, 2016 or upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at either of the holders’ sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share. The Company has been negotiating a potential sale of a majority of the Company’s common stock to the holders of the notes described above. Although we cannot provide you with any assurance that this investment will close, we expect it to close within a few days of the filing date of this report. Any such investment would provide the Company with enough capital to sustain its current operations for at least 12 months. If we are unable to close on the proposed investment or are unsuccessful in generating material revenues, we may need to cease operations.

The estimated costs of operations while we work to increase our revenues is substantially greater than the funds we have on hand. The Company's existence is dependent upon management's ability to implement its business plan and/or obtain additional funding. If our efforts to raise capital are unsuccessful and the Company is unable to increase revenues, we believe that we will need to cease operations. There can be no assurance that the Company's efforts will result in a resolution of the Company's liquidity problems.

Capital Expenditures

For the nine months ended September 30, 2016, the Company had no material capital expenditures. The Company has no material commitments for capital expenditures as of September 30, 2016. Depending on our cash position, we may spend up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives, including expansion of inventories and fixed assets. Depending on the results of management’s ability to implement its business plan and utilize our physician network, our capital expenditures may be less than anticipated.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity including raising funds in order to sustain our current operations.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the condition of the capital markets particularly for smaller companies, ability to repay outstanding debt and raise capital, willingness of doctors and facilities to purchase the products that we sell and regulatory issues adversely affecting our margins, insurance companies denying reimbursement to facilities who use the products that we sell and/or our ability to sell products. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 15, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note (convertible at the holder’s sole discretion at $0.08 per share) bearing 10% interest per annum, which principal shall be repaid along with and any all accrued interest on or before December 31, 2016 or upon a change in control of the Company. The issuance of the securities was exempt from registration under Rule 506(b) of the Securities Act of 1933.

On August 23, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note (convertible at the holder’s sole discretion at $0.08 per share) bearing 10% interest per annum, which principal shall be repaid along with and any all accrued interest on or before December 31, 2016 or upon a change in control of the Company. The issuance of the securities was exempt from registration under Rule 506(b) of the Securities Act of 1933.

On October 19, 2016, the promissory notes issued on July 15, 2016 and August 23, 2016 were amended whereby the convertibility feature was removed prior to the maturity date of December 31, 2016 or upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share.

On October 19, 2016, the Company obtained a short-term loan of $50,000 in exchange for a promissory note bearing 10% interest per annum, which principal shall be repaid along with any and all accrued interest on or before December 31, 2016 or upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share. The issuance of the securities was exempt from registration under Rule 506(b) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The disclosure under Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” is incorporated under this Item 5.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: November 14, 2016	By:	/s/ Christopher Pratt
Christopher Pratt
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ David Hexter
David Hexter
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of December 18, 2013, by and among Golf Rounds.com, Inc. (now known as Fuse Medical, Inc.), Project Fuse LLC, Fuse Medical, LLC and D. Alan Meeker, solely in his capacity as the representative of the Fuse members, as amended by First Amendment to Agreement and Plan of Merger, dated as of March 3, 2014 and Second Amendment to Agreement and Plan of Merger, dated as of April 11, 2014 (filed as exhibit 2.1 to the Form 8-K/A filed on August 29, 2014, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference)

3.1(a)	Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to our Information Statement, filed on December 4, 2015, and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference)

3.3	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014)

10.18*	Form of 2016 Promissory Note

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.
**	Furnished herewith.

