Form 10-K
period 2016-12-31
Fuse Medical, Inc.
filed 2017-03-20
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $147,604.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 17, 2017, 15,890,808 shares of the registrant’s Common Stock were outstanding.

EXPLANATORY NOTE

Fuse Medical, Inc. (the “Company”) is the latest successor company to GolfRounds, Inc. which was incorporated in 1968 as a Florida corporation.  During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc.  Effective May 28, 2014 GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. and merged with and into Fuse Medial, LLC and surviving as a wholly-owned subsidiary of Fuse Medical, Inc.  During 2015, certificates of termination were filed for Fuse medical, LLC and its two subsidiaries.

During July 2016 through October 2016, we obtained three short-term loans in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum (attached hereto as Exhibits 10.31, 10.32, and 10.33), which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016; or (ii) or upon a change in control of the Company. The promissory notes were issued as follows: $100,000 to NC 143, a family limited partnership controlled by Mark W. Brooks, our Chairman of the Board; and $50,000 to RMI, an investment holding company owned and controlled by Christopher C. Reeg, our Chief Executive Officer. On or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance of the promissory notes into shares of our Common Stock at a conversion price of $0.08 per share. On each respective date of issuance, the conversion price of each of the promissory notes was less than the market price of our Common Stock. Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Stock Purchase Agreement (the “Purchase Agreement”) with us. On December 19, 2016 (the “Closing Date”), we entered into a definitive Purchase Agreement by and among the Company, NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), and Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg (“RMI” and, together with NC 143, the “Investors”), pursuant to which NC 143 acquired 5,000,000 shares of our Common Stock, par value $0.01 per share (“Common Stock”), for a purchase price of $400,000 and RMI acquired 4,000,000 shares of our Common Stock for a purchase price of $320,000 (such shares issued pursuant to the Purchase Agreement, the “Investor Shares”), effective as of the Closing Date.

The closing of the Purchase Agreement resulted in a change in control of the Company whereby the Investors acquired a majority of our issued and outstanding equity securities, Mark W. Brooks became our Chairman of the Board and Christopher C. Reeg became our Chief Executive Officer, as described in the Company’s Current Report on Form 8-K, filed on December 23, 2016 (the “Purchase Agreement 8-K”), which is herein incorporated by reference.

During June 2016, we transferred inventory having a net book value of $8,467 to CPM Medical Consultants, LLC (“CPM”), which is one of our suppliers and is majority owned and controlled by our Chairman of the Board (who is also one of the Investors), in exchange for cash proceeds of $100,000. As the transfer of inventory was completed pursuant to a letter of intent between us and the Investors, the profit of $91,533, which had been deferred in the prior two quarters, was, on December 19, 2016 considered a contribution of capital by the Investors.

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, this Annual Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K, promulgated under the Exchange Act.

PART I

ITEM 1. BUSINESS.

Historical Company Information

Golf Rounds, Inc. was incorporated in 1968 as a Florida corporation.

On May 28, 2014, and through a series of related, subsequent transactions (the “Merger” and such agreement effectuating the Merger, the “Merger Agreement”), we merged with Fuse Medical, LLC, a Delaware limited liability company (“Legacy Fuse”). As a result of the Merger, we acquired Legacy Fuse and the business of Legacy Fuse became our business. For more information on the Merger, see the Company’s Form 8-K/A filed on August 29, 2014, which is herein incorporated by reference.

On the Closing Date, we entered into the Purchase Agreement, as described in the section of this Annual Report above entitled “Explanatory Note,” which is incorporated herein by reference.

Overview

Historically our business has been to market, distribute and sell orthopedic and foot and ankle surgical implants, osteobiologics, regenerative amniotic tissues, and other related surgical products for use during surgical procedures conducted at medical facilities (ambulatory surgical centers and hospitals) where orthopedic surgeons treat patients and perform operations. We market, distribute and sell a variety of existing FDA-approved and/or state licensed products and services manufactured or produced by other organizations where we are considered a distributor and/or a stocking distributor. Currently, these products consist of plates and screws for internal fixation of small bone fractures, human allografts of bone chips and tendons, and regenerative amniotic tissues and fluids. The amniotic products are derived from the inner layer of the human placenta or harvested from amniotic fluid. The tissues are then processed by accredited tissue banks resulting in FDA-approved allografts, which are indicated to decrease inflammation and scarring in surgical procedures. Amniotic products have historically made up over 50% of our revenues.

We have recently expanded our product portfolio of surgical implants to now include multiple manufacturers’ offerings of not only foot and ankle internal and external fixation products, but also upper extremity plating for elective orthopedic trauma, soft tissue fixation and augmentation for sports medicine procedures, total joint reconstruction for both upper and lower extremities, and full spinal implants for trauma, degenerative disc disease and deformity indications.

We believe that by expanding our product lines, a comprehensive selection of orthopedic, sports medicine and spinal implant products, we can be more relevant to our customers and also have the ability to rapidly grow upon our existing customer base.

We utilize our physician relationships, corporate partners, facility relationships, and distribution channels, as well as their knowledge of the healthcare industry to further our business objectives. We believe all sales are made in compliance with both the Stark Law and the federal Anti-Kickback Statute, as further discussed below.

Product Distribution Channels and Customer Base

We utilize multiple distribution models including representative networks and independent contractors. Our largest customers are hospitals and surgical facilities. We distribute some products on behalf of manufacturers and, in some cases, receive a commission related to sales numbers. In most cases, we purchase products directly from manufacturers or authorized distributors and resell the products from existing inventory. We are attempting to build a network of specialists in select clinical specialties, many of whom we believe are leaders in their field, and anticipate they will clinically utilize the Company’s products. These network specialists may include heads of teaching hospitals, universities and clinical resident and fellowship programs at some of the most respected institutes in the nation.

For products we sell on a commission basis, we receive payment from the manufacturer or distributor. For products sold from our inventory, we receive payment directly from our customers. In the year ended December 31, 2016, 87% of our revenues were derived from two customers. Amniotic products have historically made up the largest portion of our business. We recognize that the diversification and growth of our customer base will be instrumental to our long-term strategic and financial success.

Our principal supplier for our amniotic products is CPM, which is majority owned and controlled by our Chairman of the Board. We entered into a distributor agreement with CPM effective August 2, 2012, pursuant to which we act as a non-exclusive distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party. During December 2015 through May 2016, we purchased certain amniotic membrane products from SLR Medical Consulting, LLC (“SLR”) under a December 15, 2015 distributor agreement with SLR pursuant to which we act as a non-exclusive distributor. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party. During 2016 and 2015, we generated revenues of approximately $383,000 and $1,202,000, respectively, from the CPM and SLR distributor agreements.

On July 17, 2014, we entered into an Independent Representative Agreement with Vilex, Inc. (“Vilex”) pursuant to which we were appointed as a representative of Vilex to promote and sell Vilex products in the United States. The Vilex products include certain plates, screws, and related equipment. Under the terms of the agreement with Vilex, we were a non-exclusive representative of Vilex, except for certain specified customers. The agreement with Vilex was for a term of five years and it would have automatically renewed for additional one-year periods at the expiration of the original term unless terminated as provided therein. We were paid a commission based on net sales. During 2016 and 2015, we generated approximately $22,000 and $46,000, respectively, from Vilex for commissions under this agreement. On November 15, 2016, due to low sales volume resulting from Vilex being excluded from a hospital purchasing contract, Vilex terminated this agreement.

On January 8, 2015, we entered into a distribution and supply agreement with BioDlogics, LLC (“BioD”), pursuant to which we were appointed as a non-exclusive distributor of certain products of BioD and granted the right to promote and sell such products in the United States. The term of the agreement with BioD is from January 8, 2015, through December 31, 2016, unless earlier terminated in accordance with the agreement. The BioD agreement set forth a quota for the purchase of the products by us from BioD for the first year of the agreement, which the Company exceeded. During 2016 and 2015, we generated approximately $153,000 and $420,000, respectively, of revenues from this agreement.  We have not been provided notice from BioD as to whether BioD intends to renew this agreement.

For each of our suppliers, we are dependent upon their ability to obtain raw materials to manufacture the products that they supply to us to market, distribute and sell.

Competition

With respect to sales and distribution of most of the products we offer, we have numerous vertically integrated competitors, several of which are publicly traded, that not only manufacture and produce their own products but also have established distribution and sales networks and participate in large group purchasing organizations. Most of these competitors have linked physicians to their entities by engaging select physician and surgical specialists through consulting agreements, clinical trials remuneration and other compensation models. In addition, there are numerous independent medical distributorships primarily focused on limited geographic markets and products located across the United States.

Intellectual Property

We hold no registered intellectual property, patents or trademarks.

Regulatory Issues

There are both federal and state regulations that may impact our ability to fully implement our strategic plan.

FDA Regulations

The manufacturers and suppliers of the products we market are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”), other federal governmental agencies and by state authorities. These laws and regulations govern the approval of, clearance of or license to commercialize medical devices, biological products and human cellular and tissue products; including compliance with the standards and requirements related to the design, testing, manufacture, labeling, promotion and sales of the products, record keeping requirements, tracking of devices, reporting of potential product defects and adverse events, conduct of corrections and recalls, and other matters. As a distributor and marketer of such FDA-regulated products, we are subject to independent requirements to register and list certain products, we may be required to obtain state licensure or certifications and we may be subject to inspections, in addition to complying with requirements applicable to the manufacturers of the products we market. Failure to comply with applicable requirements could result in a wide variety of enforcement actions ranging from warning letters to more severe sanctions such as: fines and civil penalties, operating restrictions, injunctions and criminal prosecutions.

Fraud, Abuse and False Claims

We are directly and indirectly subject to certain federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse. The federal Anti-Kickback Statute (the “AKS”) is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, in cash or otherwise, in return for referrals of federal healthcare beneficiaries. The Department of Health and Human Services (“DHHS”) has promulgated certain safe harbors that offer protection from liability under the AKS for arrangements that fall within very specific parameters. The Company intends to utilize the “small investment interest safe harbor” in the AKS as a business model.

The Stark Law prohibits a provider of designated health services (“DHS”) from billing Medicare for any DHS that a physician refers to the provider if the physician or an immediate family member has a financial relationship (either via a compensation arrangement or ownership interest) directly or indirectly with or in that provider. We are not a provider of DHS and therefore we believe the Stark Law does not apply to us.

Employees

As of March 20, 2017, the Company had two employees and one independent contractor.

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

Risks Related to Our Businesses and Industries

U.S. and state governmental regulation could restrict our ability to sell the products.

The AKS is a criminal statute that prohibits the payment or receipt of remuneration, in cash or otherwise, in exchange for referrals of services or goods paid under federal healthcare insurance programs. DHHS has promulgated certain safe harbors that offer protection from liability under the AKS for arrangements that fall within very specific parameters.

Many states also include laws similar to the AKS or the Stark Law to which we may be subject. If it is determined that our business arrangements fail to comply with the AKS, the Stark Law or similar state laws, we could face significant civil and/or criminal penalties.

The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

If there are any changes to the statutes and regulations placed on our industry, the changes may have an adverse effect on our business and your investment.

The ability of the Company to operate legally and at a profit may be adversely affected by the changes in governmental regulations, including federal and state fraud and abuse laws, federal and state anti-kickback statutes, the federal and state False Claims Acts, federal and state self-referral laws, state restrictions on fee splitting, the federal Health Insurance Portability and Accountability Act of 1996, as amended, and other laws and government regulations. Changes to these laws and regulations may adversely affect the economic viability of the Company.

There is ongoing scrutiny of arrangements between health care providers and potential referral sources (e.g., physicians) by Congress, state legislatures, government agencies and the courts in order to ensure such arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. While it is the Company’s intent to ensure it is in compliance with federal and state laws, failure to do so could result in liability for the Company. Government authorities have demonstrated a willingness to look behind the formalities to determine the underlying purpose of payments between health care providers and potential referral sources. No assurance can be given that the Company will not be reviewed and challenged by enforcement authorities, and if so challenged, no assurance can be given that the Company will prevail. If there is a change in law, regulation, or administrative or judicial interpretations, we may have to change our business practices; otherwise our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

We have not been historically or currently profitable and we may need to raise additional funds in the future or become profitable; however, additional funds may not be available on acceptable terms, or we may not be successful in executing our business strategies.

We have historically incurred substantial operating expenses associated with the sales and marketing of the products we sell and administrative costs incurred. These expenses primarily include wages and travel costs. We anticipate funding sales, marketing expenses, and administrative costs from operating cash flows or, if necessary, from working capital. We have no assurances that we will have sufficient access to liquidity or cash flow to meet our operating expenses and other obligations. If we do not increase our revenues and profitability or reduce our expenses, we will need to raise additional capital, which would result in dilution to our stockholders, or seek additional borrowings. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If adequate funds are not otherwise available, we would be forced to curtail operations significantly, including reducing our sales and marketing expenses and administrative costs which could negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

Many competitive products exist and more will be developed, and we may not be able to successfully compete because we are smaller and have fewer financial and human capital resources.

Our business is in a very competitive and evolving field. Rapid new developments in this field have occurred over the past few years, and are expected to continue to occur. Other companies already have competing products available or may develop products to compete with ours. Many of these products have short regulatory timeframes and our competitors, many with more substantial development resources, may be able to develop competing products that are equal to or better than the ones we market. This may make the products we market obsolete or undesirable by comparison and reduce our revenues and profitability.

Product pricing is subject to regulatory control.

The pricing and profitability of the products we sell may become subject to control by third-party payors. The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. We expect that there will continue to be federal and state proposals to implement similar governmental control though it is unclear which proposals will ultimately become law, if any. Changes in prices, including any mandated pricing, could impact our revenues and profitability and financial performance.

Future regulatory action remains uncertain.

We operate in a highly-regulated environment, and any legal or regulatory action could be time-consuming and costly. If we, or the manufacturers or distributors that supply us products, fail to comply with all applicable laws, standards and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our business and operations.

Our revenues will depend upon our customers receiving prompt and adequate reimbursement from private insurers and national health systems.

Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. The ability of hospitals to pay fees for our products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals.

Major third-party payors of hospital services and hospital outpatient services, such as private healthcare insurers, annually revise their payment methodologies. These annual revisions can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement. Further, private healthcare insurer cutbacks could create downward price pressure on our products.

Pricing pressure and cost containment measures could have a negative impact on our future operating results.

Pricing pressure has increased in our industry due to continued consolidation among healthcare providers, trends toward managed care, the recent shift towards government becoming the primary payer of healthcare expenses, and government laws and regulations relating to reimbursement and pricing generally. Pricing pressure, reductions in reimbursement levels or coverage or other cost containment measures could unfavorably affect our future operating results and financial condition.

Our ability to continue as a going concern is dependent on obtaining adequate new debt or equity financing and achieving sufficient sales and profitability.

We incurred net losses of approximately $586,000 in 2016 and $802,000 in 2015. We anticipate these losses will continue for the foreseeable future. We have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. We believe our current cash balance provides us with enough working capital to sustain operations for 12 to 24 months. Our continued existence is dependent upon our achieving sufficient sales and profitability of our products and sustaining adequate working capital. If we are unsuccessful in generating sufficient sales and profitability or raising adequate capital, we will have to significantly reduce administrative costs or cease our operations and your investment may be lost.

Our growth and profitability will depend in large part upon the effectiveness of our marketing strategies and expenditures.

Our future growth and profitability will depend in large part upon our marketing performance and appropriate cost structure, including our ability to:

•	create greater awareness of the products we sell and the excellent quality control and customer service of the Company;
•	identify and utilize the most effective sales representatives who understand the advantages of our products and who can effectively communicate that to physicians; and
•	effectively manage marketing and administrative expenditures.

Ineffective sales representatives and/or our promotional efforts and management of working capital will adversely affect our future results of operations and financial condition.

There may be fluctuations in our operating results, which will impact our stock price.

Our volume of revenues, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality, general economic conditions, and other factors, may cause significant annual and quarterly fluctuations in our results of operations. There can be no assurance that the level of revenues and profitability achieved by us in any particular reporting period will not be significantly lower than in other comparable reporting periods. For example, our January sales are ordinarily significantly less than those of the fourth quarter months. Our expense levels are based, in part, on our expectations as to future revenues and profitability. If future revenues and profitability are below expectations, this may disproportionately affect our results from operations as any corresponding reduction in expenses may not be proportionate to the reduction in revenues and profitability.

Future business combinations or acquisitions may be difficult to integrate and cause our attention to be diverted.

We may pursue various business combinations with other companies or strategic acquisitions of complementary businesses, product lines or technologies. There can be no assurance that such acquisitions will be available at all, or on terms acceptable to us. These transactions may require additional capital which may increase our indebtedness or outstanding shares, resulting in dilution to stockholders or reduction in working capital. The inability to obtain such future capital may inhibit our growth and operating results. Integration of acquisitions or additional products can be time consuming, difficult and expensive and may significantly impact operating results. Furthermore, the integration of any acquisition may disproportionally divert management’s time and resources from our core business. We may sell some or all of our product lines to other companies or may agree to combine with another company. Selling some of our product lines without appropriate cost structures may inhibit our ability to generate positive operating results going forward.

Our executive management team, including our Chief Executive Officer, may dedicate less time and attention to the company.

Members of our executive management team, including Mr. Reeg, our Chief Executive Officer, are also in management positions with other companies. Each of these individuals may allocate their time between the affairs of the Company and the affairs of other companies. This situation presents the potential for conflicts of interest in determining the respective percentages of the time they devote to the affairs of the Company and the affairs of other companies. In addition, if the affairs of these other companies require members of our management team to devote more substantial amounts of their time to the affairs of the other companies in the future, it could limit their ability to devote sufficient time to our affairs and could have a negative impact on our business.

We may be subject to future product liability litigation that could be expensive, and we do not carry product liability insurance coverage.

We are not currently subject to any product liability proceedings and we have no reserves for product liability disbursements. However, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage of our products. We do not currently carry product liability insurance. Our insurance coverage and any reserves we may maintain in the future for product related liabilities may not be adequate and our business could suffer material adverse consequences as a result.

The FDA regulates manufacturers and suppliers of the products we purchase and market to continuing regulatory compliance is costly and likely contributes to delays in the commercialization of the products.

The manufacturers and suppliers of the products we market are subject to FDA regulation. These regulations govern manufacturing of cellular and tissue products as well as the introduction of new medical devices, the observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the importing and exporting of devices and other matters. Further, the manufacturers that create the products we market are facing an increasing amount of scrutiny and compliance costs as more states are implementing regulations governing medical devices, pharmaceuticals and/or biologics and these regulations could affect many of the products we market, which could impact our revenues and profitability, results of operations, and working capital.

As a distributor, the FDA and similar state authorities require us to list and register certain products.

As a distributor and marketer of such FDA-regulated products, we are subject to independent requirements to register and list certain products, may be required to obtain state licensure or certifications and may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with applicable requirements could result in a wide variety of enforcement actions ranging from warning letters to more severe sanctions such as significant costly fines and civil penalties, operating restrictions, injunctions and criminal prosecutions, all of which could adversely impact our business.

We have no established internal sales staff and marketing structure.

Our future success depends, in part, on our ability to generate new revenues and profitability. Because our growth strategy depends on independent contractors to generate new revenues and profitability, we do not anticipate that we will hire sales staff. Consequently, in the event that our independent contractor strategy is not effective, the lack of sales staff means we may have limited ability to increase our revenues and profitability, which could adversely impact our business.

Risks Related to Ownership of Our Common Stock

Because the market for our Common Stock is limited, persons who purchase our Common Stock may not be able to resell their shares at or above the purchase price paid by them.

Our Common Stock trades on the OTC Markets, Inc. (the “OTC Markets”), which is not a liquid market. With some limited exceptions, there has not been an active public market for our Common Stock. We cannot assure you that an active public market for our Common Stock will develop or be sustained in the future. If an active market for our Common Stock does not develop or is not sustained, the price may decline and you may lose your investment in our Common Stock.

The market price for our securities historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of our company. Fluctuations in the trading price or liquidity of our Common Stock may reduce the value of your investment in our Common Stock.

Factors that may have a significant impact on the market price and marketability of our securities include:

•	announcements of technological innovations or new commercial products by our collaborative partners or our present or potential competitors;
•

our issuance of debt, equity or other securities, which we may need to pursue to generate additional funds to further invest in our business model to achieve profitability to cover our operating expenses;

•	our quarterly operating results;
•	developments or disputes concerning patent or other proprietary rights;
•	developments in our relationships with employees, suppliers or collaborative partners;
•	acquisitions or divestitures;
•	litigation and government proceedings;
•	adverse legislation, including changes in governmental regulation;
•	third-party reimbursement policies;
•	changes in securities analysts’ recommendations;
•	short selling;
•	changes in national health care policies and practices;
•	economic and other external factors; and
•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, one cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with any such lawsuits and our management’s attention and resources could be diverted from operating our business as we respond to any such litigation. We maintain insurance to cover these risks for us and our directors and officers. Our insurance coverage and policies are subject to high deductibles in order to reduce premium expense, and there is no guarantee that the insurance will cover any specific claim that we currently face or may face in the future, or that it will be adequate to cover all potential liabilities and damages or that we will have sufficient working capital or funds.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 72% of our outstanding shares of Common Stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our outstanding shares of Common Stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Due to recent changes in management, we cannot be certain our internal controls over financial reporting and procedures are sufficient. Although we are taking significant remedial measures (as explained elsewhere in this Annual Report), our uncertainty could have a material adverse effect on our investors’ confidence in our reported financial information. There is no guarantee that our internal controls over financial reporting and procedures will not fail in the future.

\

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and to detect and prevent fraud. In the past, our internal controls and procedures may not have been adequate. The remedial measures being taken by us may not be sufficient to maintain the confidence of investors or any loss of reputation, which could in turn affect our finances and operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may have occurred and not have been detected. A failure in any of our internal controls and procedures, may result in enforcement actions by the SEC or other government and regulatory bodies, litigation, loss of reputation, loss of investor confidence, inability to acquire capital, and other material adverse effects on the Company.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to invest in our expansion strategies, therefore, we do not anticipate paying cash dividends on our Common Stock.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the OTC Markets has been substantially less than $5.00 per share and, therefore, we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker- dealers to solicit purchases of our Common Stock and, therefore, reduces the liquidity of the public market for our shares.

Moreover, because of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to re-sell shares of penny stocks like the Company. This may have had and may continue to have a depressive effect upon our Common Stock price.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, based on our charter documents and Delaware law which could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our Common Stock holders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals, which might further delay a change of control.

If our Common Stock becomes subject to a “chill” or a “freeze” imposed by the Depository Trust Company, or “DTC”, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our Common Stock is eligible for electronic settlement rather than delivery of paper certificates, DTC in the last several years has imposed a chill or freeze on the deposit, withdrawal and transfer of Common Stock of issuers whose Common Stock trades on the OTC Markets. Depending on the type of restriction, it can prevent stockholders from buying or selling our shares and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our Common Stock, if it were your ability to sell your shares would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our only facility is our 2,016-sq. ft. leased principal executive office, located at 1300 Summit Avenue, Suite 670, Fort Worth, Texas 76102. Our lease for the facility terminates on September 30, 2018. We believe that our present business property is adequate and suitable to meet our current needs. If we were required to move, we believe that there is a large supply of commercial property available in the general area which we could lease at comparable prices.

ITEM 3. LEGAL PROCEEDINGS.

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Legacy Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and GolfRounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” included in Note 6 in our audited financial statements contained in this Annual Report, which is herein incorporated by reference. We anticipate incurring approximately $70,000 of additional legal fees regarding this matter. The trial date for the above matter has been moved to July 24, 2017 in order to allow for additional discovery.

The parties are currently conducting discovery to determine the viability of the Plaintiffs’ claims, although we continue to believe that the lawsuit is completely without merit and will vigorously contest it and protect our interests. However, the outcome of this legal action cannot be predicted.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the Over-The-Counter (“OTC”) market and is quoted on the OTC Markets designated as OTC Pink Current Information, under the trading symbol FZMD. The trading market for our Common Stock has been extremely limited and sporadic.

Below is a table indicating the range of high and low bid information for our Common Stock as reported by the OTC Bulletin Board for the periods listed. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

	High	Low
Fiscal 2016
First Quarter	$0.19	$0.15
Second Quarter	0.15	0.11
Third Quarter	0.15	0.12
Fourth Quarter	0.16	0.11
Fiscal 2015
First Quarter	$1.00	$0.50
Second Quarter	0.65	0.29
Third Quarter	0.29	0.25
Fourth Quarter	0.32	0.17

Holders of Record

As of March 17, 2017, there were 340 holders of record of our Common Stock.

Dividends

We have not paid or declared any dividends on our Common Stock during the past two fiscal years and we do not intend to pay any dividends on our Common Stock.

Recent Sales of Unregistered Securities

On December 19, 2016, we sold an aggregate of 9,000,000 shares of our Common Stock for gross proceeds of $720,000, or $0.08 per share, to two entities owned and controlled by the Investors pursuant to the Purchase Agreement, as more fully described in this Annual Report above entitled “Explanatory Note,” which discussion is herein incorporated by reference and in the Purchase Agreement 8-K.

Issuer Purchases of Equity Securities

We did not make any purchases of equity securities.

ITEM 6. SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights our results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Our revenues and profitability are typically lowest during the first quarter of the year and are highest during the fourth quarter of the year. We believe this seasonality is primarily attributed to the reset of annual healthcare insurance deductibles. Many health insurance plans require an insured beneficiary to pay a certain amount (the annual deductible) before insurance pays. The deductibles are generally reset annually on January 1st. We believe individuals sometimes choose to forgo or delay non- emergency medical procedures until their respective annual deductibles are met.

During 2016, we experienced increased competition and pricing pressures for biologics sold in larger order quantities and, accordingly, we were forced to decrease our pricing for these products. Our revenues from biologics sold at the retail level also declined. Accordingly, we attempted to increase our revenues from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products on a trial basis. Generally, several facilities were unable to obtain adequate reimbursement from third party payors. This negatively affected our revenues and profitability while this strategy was in place, which we have since discontinued.

During 2016, our revenues from commissions received from the sale of internal fixation products also declined and in November our products were excluded from a hospital’s newly implemented system-wide exclusive contract. As a result, one of our distribution agreements was terminated in November 2016.

In late 2016, as a new product category offering, we began selling sports medicine soft tissue fixation products which were obtained from CPM.

During the first quarter of 2017, we experienced a continued decline in revenues and profitability from the sale of biologics after our largest customer utilizing these products encountered less than anticipated reimbursement from third party payors.

In addition, we have added volume users of both soft tissue fixation products and extremity trauma plating, as well as primary and revision total knee replacement implants. We feel this trend will continue as we engage more surgeons within our growing network of contacts and independent contractors.

On February 10, 2017, our Vice President of Sales resigned. While we are currently evaluating this position, we do not believe that lack of doing so, in the short-term, will affect our revenues and profitability in a negative manner. We believe our newly expanded product portfolio and extensive network of independent contractor relationships that the new management team has brought with them will become a greater asset to the Company and will be realized with additional new surgeon utilizers of our implants and biologics.

We believe the decline in our revenues and profitability is primarily attributable to biologic sales and reduced reimbursement at the hospital level. The overall seasonality of our industry, and loss of a supplier of internal fixation products, there can be no assurance revenues and profitability shall increase an adequate amount to cover the cost of operations. However, as our biologics revenues and profitability have decreased, our revenues and profitability from other surgical implant product categories have increased. Our new leadership team has added multiple new suppliers of internal and external fixation products for upper and lower extremities, as well as product offerings in all specialties of orthopedics, sports medicine and spine. We believe our expanded product offerings will prove instrumental in our ability to acquire new customers to utilize our products.

Results of Operations

Revenues and profitability have declined during 2016 compared to 2015. We anticipate that we will be able to reverse this trend during 2017 by leveraging our newly expanded product portfolio and extensive network of independent contractor relationships possessed by our new leadership team.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Revenues

For the year ended December 31, 2016, net revenues were $567,607, compared to $1,676,609 for the year ended December 31, 2015, a decrease of $1,109,002, or 66.1%, largely resulting from decreased prices due to a competitive marketplace. Commencing in the second quarter of 2015, we focused our efforts on increasing revenues and profitability derived from the sale of biologics, especially those products sold at the retail level in order to increase the amount of gross profits from operations. During 2016, we experienced decreased revenues and profitability because our largest customers had difficulties getting reimbursed from third party payors. Also, our revenues and profitability from biologics sold at the retail level declined because we lost a major customer. Accordingly, we attempted to increase our revenues and profitability from biologics by consigning a limited quantity of biologic units to each of several new facilities allowing them to utilize the products and only required the facilities to pay for the products provided they were able to get reimbursed by insurance. In many cases, the facilities experienced lower reimbursement than expected, negatively affecting our revenues and profitability while this strategy was in place. On November 15, 2016, due to low sales volume resulting from Vilex being excluded from a hospital purchasing contract, the agreement with Vilex was terminated.

Cost of Revenues

For the year ended December 31, 2016, our cost of revenues was $204,044, compared to $664,266 for the year ended December 31, 2015, representing a decrease of $460,222, or 69.3%. During the year ended December 31, 2016, we did not alter our allowance for inventory obsolescence compared to $35,985 for the year ended December 31, 2015. The decrease in cost of revenues is commensurate with the decrease in net revenues. Commencing in July 2015, our largest supplier of amniotics increased our pricing for amniotics by approximately 10%. This increase in the cost of revenues during the second half of 2015 was partially offset by a greater amount of revenues derived from biologics sold at the retail level. From December 2015 through May 2016, we switched to another supplier for amniotics with pricing that matched the earlier pricing from the first half of 2015. In June 2016, we switched back to our former supplier upon their agreeing to revert back to their previously lower pricing. Excluding the changes in our allowance for inventory obsolescence, the percentage decrease in costs of revenues was consistent with the percentage decrease in the number of units sold. Cost of revenues includes costs to purchase goods and freight and shipping costs for items sold to customers.

Gross Profit

For the year ended December 31, 2016, we generated a gross profit of $363,563, compared to $1,012,343 for the year ended December 31, 2015, a decrease of $648,780, or 64.1%. The decrease in profitability was primarily due to decreased revenues derived from the sale of biologics from both the wholesale and retail sales level as well as decreased commissions from the sale of internal fixation products. Our profitability will vary depending upon the product mix between wholesale versus retail amniotic revenues.

General, Administrative and Other Expenses

For the year ended December 31, 2016, general, administrative and other operating expenses decreased to $854,050 from $1,804,371 for the year ended December 31, 2015, representing a decrease of $950,321, or 52.7%. This decrease is primarily attributable to the decrease in personnel that occurred in June 2015. In particular, salaries and wages (including independent contractors) and related costs decreased by $634,183, stock-based compensation decreased by $105,000, travel expenses decreased by $72,235 and legal and professional fees decreased by $51,872. Further, this decrease is attributable to the Company’s cost-cutting measures implemented to conserve working capital used to fund operations. General, administrative and other operating expenses during the year ended December 31, 2016 consisted primarily of salaries and wages and related costs, legal and professional fees, stock-based compensation, rent and insurance.

Interest Expense

For the year ended December 31, 2016, interest expense increased to $129,385 from $7,112 for the year ended December 31, 2015, representing an increase of $122,273, primarily due to the three short-term loans in the aggregate amount of $150,000 during 2016 bearing interest at 10% per annum as more fully described previously in the “Explanatory Note.” The resulting beneficial conversion feature in the aggregate amount of $117,500 was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note through December 31, 2016. Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Purchase Agreement with the Company. The increase in interest expense was partially offset when, on December 19, 2016, an outstanding note dated January 15, 2015 made by the Company in favor of WHIG Enterprises, LLC along with all accrued and unpaid interest of $4,169 was forgiven.

Net Loss

For the year ended December 31, 2016, we generated a net loss of $585,935 compared to a net loss of $801,547 for the year ended December 31, 2015. The decrease in the net loss is primarily due to the decrease in operating expenses, partially offset by the decrease in profitability and the increase in interest expense.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	12 Months Ended December 31,
	2016	2015
Net cash used in operating activities	$(237,906)	$(375,140)
Net cash provided by (used in) investing activities	300	(7,008)
Net cash provided by financing activities	896,924	322,750
Net increase (decrease) in cash and cash equivalents	$659,318	$(59,398)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2016 resulted primarily from a net loss of $585,935, a decrease in accounts payable of $128,252, partially offset by a decrease in accounts receivable of $239,946, amortization of debt discount of $117,500, stock-based compensation of $63,000 and a decrease in inventories of $55,883.

Net cash used in operating activities during the year ended December 31, 2015 resulted primarily from a net loss of $801,547 and an increase in accounts receivable of $116,920, partially offset by stock-based compensation of $418,000 and a decrease in inventories of $50,173 (resulting primarily from an increase in the reserve for obsolescence of $35,985).

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 related to $300 of purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2015 related to $8,308 of purchases of property and equipment, offset by cash proceeds from the disposal of property and equipment of $1,300.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016 resulted from proceeds of $655,391 from the sale of our Common Stock, proceeds of $150,000 in aggregate from the issuance of convertible promissory notes from the Investors. Net cash provided by capital contributions of $91,533 by stockholders resulting from the transfer of inventory to CPM, as described in Item 13 “Certain Relationships And Related Transactions, And Director Independence” below and in the Purchase Agreement 8-K.

Net cash provided by financing activities during the year ended December 31, 2015 resulted primarily from proceeds of $190,000 from the sale of our Common Stock, and proceeds of $100,000 from the issuance of a promissory note to an entity that is controlled by an individual that was a former director and Chief Executive Officer of the Company.

Liquidity

As an emerging business, our primary sources and uses of liquidity have been from the issuances of debt and equity securities, and payroll and related costs, legal and professional fees, rent, and insurance, respectively.

From December 31, 2013 through June 16, 2014, we raised gross proceeds of $1,512,014 through the issuance of two-year promissory notes payable. The notes were unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. Our outstanding notes payable had maturity dates commencing December 2015. On December 31, 2014, the outstanding principal balance of notes payable of $1,512,014 and accrued interest of $57,893 was converted into 1,509,528 shares of our Common Stock.

During 2015, we received proceeds of: (i) $100,000 from a loan from a significant stockholder; (ii) $100,000 from the sale of shares of our Common Stock to a related party; and (iii) $90,000 from the sale of shares of our Common Stock in private offerings.

During 2016, we received proceeds of: (i) $720,000 from the sale of our Common Stock in private offerings; (ii) $150,000 in aggregate from the issuance of promissory notes to entities that are controlled by the Investors; and (iii) $91,533 of capital contributions resulting from the transfer of inventory to CPM, as described in Item 13 “Certain Relationships And Related Transactions, And Director Independence” below and in the Purchase Agreement 8-K.

At December 31, 2016, we had working capital of $437,862, including $667,475 in cash and cash equivalents. As of March 20, 2017, we had approximately $500,000 in available cash. Our cash is concentrated in a large financial institution. We believe our current cash balance is enough to sustain current operations and investment in growth strategies for approximately 18 months. For a more complete discussion, please see the risk factor entitled “Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales and profitability levels.” on page 8.

Our existence is dependent upon management’s ability to grow our business and its profitability and/or obtain additional funding. If our Board determines to raise capital and is unsuccessful and we are unable to increase revenues and profitability, we believe that we will need to reduce operating expenses and administrative costs or cease operations. There can be no assurance that our efforts will result in profitable operations or the resolution of our liquidity problems.

In their report dated March 20, 2017, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2016. This paragraph is concerning our assumption that we will continue as a going concern, which is primarily being driven from our recurring decline in revenues and losses from operations

We have primarily financed our operations from the issuance of notes payable and equity securities. As of December 31, 2016, all notes payable other than those listed below have been converted into shares of our Common Stock, repaid in full or been forgiven.

During July 2016 through October 2016, we obtained three short-term loans in the aggregate amount of $150,000 bearing interest at 10% per annum as more fully described previously in the “Explanatory Note.” The resulting beneficial conversion feature in the aggregate amount of $117,500 was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note through December 31, 2016. Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Purchase Agreement with the Company. The increase in interest expense was partially offset when, on December 19, 2016, an outstanding note dated January 15, 2015 made by the Company in favor of WHIG Enterprises, LLC along with all accrued and unpaid interest of $4,169 was forgiven.

Off-balance Sheet Arrangement

We have no off-balance sheet arrangements.

Related Party Transactions

During July 2016 through October 2016, we obtained three short-term loans in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016; or (ii) upon a change in control of the Company. The promissory notes were issued as follows: $100,000 to NC 143, a family limited partnership controlled by Mark W. Brooks, our Chairman of the Board; and $50,000 to RMI, an investment holding company owned and controlled by Christopher C. Reeg, our Chief Executive Officer. On or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance of the promissory notes into shares of our Common Stock at a conversion price of $0.08 per share. On each respective date of issuance, the conversion price of each of the promissory notes was less than the market price of our Common Stock. This resulted in a beneficial conversion feature in the aggregate amount of $117,500, which was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note. Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Purchase Agreement with us.

On the Closing Date, we entered into the Purchase Agreement, as described in the section of this Annual Report above entitled “Explanatory Note,” which is incorporated herein by reference.

On December 19, 2016, we sold an aggregate of 9,000,000 shares of our Common Stock for gross proceeds of $720,000, or $0.08 per share, to two entities owned and controlled by the Investors, pursuant to which NC 143 acquired 5,000,000 shares of our Common Stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of our Common Stock for a purchase price of $320,000. As detailed in the Company’s Current Report on Form 8-K, filed on December 23, 2016, these transactions resulted in a change in control of the Company whereby the Investors acquired a majority interest in us, Mark W. Brooks became our Chairman of the Board and Christopher C. Reeg became our Chief Executive Officer. Direct offering costs of the Company were $64,609 in connection with the offer and sale of the Investor Shares, and, net proceeds from the offer and sale of the Investor Shares were $655,391.

During June 2016, we transferred inventory having a net book value of $8,467 to CPM, in exchange for cash proceeds of $100,000. As the transfer of inventory was completed pursuant to a letter of intent between us and the Investors, the profit of $91,533, which had been deferred in the prior two quarters, was, on December 19, 2016 considered a contribution of capital by the Investors.

Our principal supplier for our amniotic products is CPM. We entered into a distributor agreement with CPM effective August 2, 2012, pursuant to which we act as a non-exclusive distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party. During the years ended December 31, 2016 and 2015, we purchased $103,578 and $431,102, respectively, of our products from CPM. The balances due to this supplier at December 31, 2016 and 2015 were $77,178 and $48,400, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., (or “GAAP”), requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” in the notes to the consolidated financial statements beginning on page F-1 found elsewhere herein. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Revenue Recognition

We recognize revenues when: (i) persuasive evidence of an arrangement exists; (ii) the fees are fixed or determinable; (iii) no significant Company obligations remain; and (iv) collection of the related receivable is reasonably assured. We report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent (earning a fixed percentage of the sale) on a net basis, net of related costs.

Revenues are sales of orthopedic, sports medicine and spinal implant products as well as osteobiologics, and regenerative amniotic tissues. For customers that purchase products as needed, we invoice the customers on the date the product is utilized. For customers that have consigned product, we invoice the customers when the products are utilized. Payment terms are net 30 days after the invoice date.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. Net revenues have been reduced to account for sales returns, rebates and other incentives.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts.

We estimate our allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Accounts deemed uncollectible are written off in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise have evaluated other circumstances that indicate that we should abandon such efforts. Previously written-off accounts receivable that are subsequently collected are recognized as an increase in allowance for doubtful accounts when funds are received.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist entirely of finished goods and include biologics and internal fixation products. We review the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, we recognize a write-down equal to an amount by which the carrying value exceeds the market value of inventories.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including the statements regarding capital expenditures, and liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in Item 1A. Risk Factors above. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Item 1A. Risk Factors and our other filings with the SEC.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer, with the participation of our Board of Directors, have not been able to conclude that our disclosure controls and procedures, as of December 31, 2016, were effective.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting of the Company. Due to the Chief Executive Officer’s short tenure during the Reporting Period, management was unable to make a complete assessment regarding the establishment and maintenance of adequate internal controls over financial reporting of the Company using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Due to the lack of such analysis, management cannot determine that the internal controls over financial reporting were effective as of that date.  Management believes that control of certain accounting functions, including certain IT assets, may not have been adequately secured from unauthorized intrusion, which management believes may have constituted a material weakness in these internal controls.

Changes in Internal Control over Financial Reporting

Effective January 1, 2017, we moved our accounting and other back office functions to CPM’s headquarters, which is where our Chief Executive Officer is based.  Management believes this move will permit increased internal controls over reporting disclosures and procedures. Management cannot yet conclude until a thorough evaluation has been completed, which it expects to perform during 2017.

ITEM 9B. OTHER INFORMATION.

On December 15, 2016, in connection with our proposed entry into the Purchase Agreement, Dr. Christopher C. Pratt, DO notified the Company of his decision to resign as our Chief Executive Officer and Chief Medical Officer and Robert H. Donehew notified us of his decision to resign as our Chief Operating Officer and Chairman of the Board, effective as of the Closing Date. The Board accepted Dr. Pratt’s resignation as our Chief Executive Officer and Chief Medical Officer and Mr. Donehew’s resignation as our Chief Operating Officer and Chairman of the Board effective as of the Closing Date. Both Dr. Pratt and Mr. Donehew will continue to serve as members of the Board.

On December 15, 2016, in connection with our proposed entry into the Purchase Agreement and the voting agreement, Rusty Shelton and Randall L. Dei notified the Company of their decision to resign as members of our Board, effective as of the Closing Date. Such resignations were not in connection with any disagreement with us or our accounting policies or procedures.

On December 19, 2016, pursuant to the Purchase Agreement, by unanimous written consent, the Board appointed Mr. Reeg as our Chief Executive Officer and Mr. Brooks as our Chairman of the Board, effective as of the Closing Date, accepted Mr. Shelton’s and Mr. Dei’s resignations from the Board and elected Mr. Brooks, Mr. Reeg, and William E. McLaughlin, III to be members of the Board, effective as of the Closing Date. See pages 23-24 for biographies on Messrs. Brooks, Reeg, and McLaughlin.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information regarding our current executive officers and directors. Except with respect to the Purchase Agreement, there is no agreement or understanding between the Company and each director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position
Christopher C. Reeg	53	Chief Executive Officer and Director
David A. Hexter	48	Chief Financial Officer and Treasurer
Mark W. Brooks	51	Director and Chairman of the Board
William E. McLaughlin, III	53	Director
Christopher C. Pratt	46	Director
Robert H. Donehew	65	Director

Christopher C. Reeg has served as Chief Executive Officer of the Company and a member of its Board since December 19, 2016. Mr. Reeg currently serves as the President of Maxim Surgical, a manufacturer and distributor of spinal and orthopedic implants that he founded in 2011. Mr. Reeg led the design, development and successful commercialization of a spinal implant that received FDA approval in 2013 and is currently manufactured and distributed by Maxim Surgical. Prior to forming Maxim Surgical, Mr. Reeg founded LMI Ortho, a distributor of spine and orthopedic implants purchased from domestic and international manufacturers and suppliers. While at LMI Ortho, Mr. Reeg worked with U.S. surgeons and acquired exclusive importation rights for the total joint orthopedic portfolio, expanded implant product lines and developed effective growth strategies based on design and market intelligence. Before entering the orthopedic industry with LMI Ortho in 1996, Mr. Reeg formed Spectramed, Inc., a multi-state home respiratory company where he served as its President until the sale of the company to a national healthcare company in 2001. Having founded two medical implant manufacturing and distributing companies and served as President for one medical implants manufacturing and distributing company, Mr. Reeg brings to our Board significant experience and knowledge regarding how to successfully navigate the medical device industry.

David A. Hexter has served as Chief Financial Officer and Treasurer of the Company since May 2014. Mr. Hexter has also served as the principal of David A. Hexter, CPA, P.A. since December 2005. Mr. Hexter comes to the Company as a result of a reverse merger with GolfRounds.com, Inc. where he was assisted with financial reporting as a consultant since 2006. Mr. Hexter has been licensed as a certified public accountant in the state of Florida since 1999.

Mark W. Brooks has served as Director and Chairman of the Board of the Company since December 19, 2016. Mr. Brooks currently serves as Chief Executive Officer of CPM, a privately-owned national distributor of medical devices and regenerative tissue. Prior to forming CPM in 2002, Mr. Brooks partnered with Mr. Reeg during the formation and growth of Home Health Equipment, Inc., a durable medical equipment provider contracting with acute home health agencies and hospitals in several states (“Home Health”). In 1996, Messrs. Brooks and Reeg sold Home Health to predecessor companies of Tenet Healthcare Corporation. Having successfully served as Chief Executive Officer of a national distributor of medical devices, Mr. Brooks brings considerable expertise in the strategic management and growth of medical device distributors to our Board.

William E. McLaughlin, III has served as Director of the Company since December 19, 2016. Mr. McLaughlin is a Certified Public Accountant licensed in the State of Texas and has over 25 years of experience in accounting and financial reporting positions for private and large public companies traded on the NYSE and NASDAQ, in addition to “Big-Four” public accounting. Mr. McLaughlin has served as Chief Financial Officer of CPM since 2014. Mr. McLaughlin joined CPM as Vice President Finance, Controller in 2013. From 2006 until he joined CPM, Mr. McLaughlin served as Vice President Finance, Controller for Caris Life Sciences, Inc., a $180 million international, multi-location laboratory, physician practices, and molecular biotechnology emerging enterprise. Mr. McLaughlin will not be employed by the Company and satisfies the requirements for independent directors and audit committee financial experts, and he will lead the Company’s efforts to establish an audit committee. Having over 25 years of experience in accounting and financial reporting for private and public companies, Mr. McLaughlin brings considerable financial expertise to our Board.

Christopher C. Pratt, DO co-founded Legacy Fuse in 2012 and currently serves as a member of the Company’s Board of Directors. From 2012 through December 19, 2016, Dr. Pratt served as the Company’s Chief Medical Officer. The Company initially appointed Dr. Pratt to the Board upon the closing of the reverse merger with GolfRounds.com, Inc. on May 28, 2014. From April 23, 2015 through December 19, 2016, Dr. Pratt served as interim Chief Executive Officer of the Company. He was integral in development of Physicians Surgical Center in 2004, served on the board, and negotiated the transition to a Baylor USPI entity in January 2010. Dr. Pratt has served as the Chairman of the Board for the Baylor USPI surgery center in Fort Worth since 2010, and facilitated the merger with Orthopedic Surgery Pavilion. He also co-founded and developed Granbury Surgical Center in 2007, and facilitated the transition to a Baylor USPI entity in 2009.

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

Robert H. Donehew has served as member of our Board since February 2000, as President and Treasurer of the Company since November 2000 and as the Secretary of the Company since December 2005. From August 2015 through December 19, 2016, Mr. Donehew served as the Company’s Chief Operating Officer. Effective upon completion of the reverse merger with GolfRounds.com, Inc., Mr. Donehew resigned as President, Treasurer and Secretary of the Company, but remains as a member of the Board. Mr. Donehew’s appointment to our Board was provided for in the Merger Agreement. From May 2, 2015 through December 19, 2016, Mr. Donehew was our Chairman of the Board.

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

We believe that, during 2016, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, with one exception noted below.

•	A late Form 5 report was filed for Robert H. Donehew on February 12, 2016 to report the acquisition of 250,000 shares of Common Stock that occurred on August 27, 2015.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms provided to us, and the written representations of our directors, executive officers, and ten percent stockholders.

Code of Ethics

Our Board has adopted a code of ethics (the “Code of Ethics”) that applies to all our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Fuse Medical, Inc., 1300 Summit Avenue, Suite 670, Fort Worth, Texas, 76102, Attention: Corporate Secretary.

Corporate Governance

The entire Board of directors serves as the audit committee. William E. McLaughlin, III serves as our “audit committee financial expert,” as such term is defined under the rules promulgated under the Exchange Act. We believe that three of our directors would be considered “independent,” applying the NASDAQ listing standards for independence for members of an audit committee.

We are not required to have and do not have a compensation committee. We do not believe it is necessary for the Board to appoint a compensation committee because the volume of compensation matters that will come before the Board for consideration permits the entire Board to give sufficient time and attention to such matters to be involved in all decision making.

The entire Board participates in matters related to executive officer and director compensation. The Board will consider the recommendations of the Chief Executive Officer when determining compensation for the other executive officers. The Chief Executive Officer has no role in determining his own compensation. We have not paid fees to or engaged any compensation consultants.

We are also not required to have and do not have a nominating committee. Given the limited scope of our operations, the Board believes appointing a nominating committee would be premature and of little assistance until our business operations are at a more advanced level.

Stockholder Communications

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

Board Leadership Structure Oversight

Our Board does not have a policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. Currently, the Chairman of the Board position is held by Mark W. Brooks and our Chief Executive Officer is Christopher C. Reeg. Our Board has determined that its current structure, with separate Chairman of the Board and Chief Executive Officer roles is in the best interests of the Company and its stockholders at this time. A number of factors support the leadership structure chosen by the Board, including, among others:

•

The Board believes this governance structure promotes balance between the Board's independent authority to oversee our business and the Chief Executive Officer and his management team who manage the business on a day-to-day basis.

•

The current separation of the Chairman of the Board and Chief Executive Officer roles allows the Chief Executive Officer to focus his time and energy on operating and managing the Company and leverage the experience and perspectives of the Chairman of the Board.

Board Assessment of Risk

The Board’s primary function is one of oversight. The Board as a whole has responsibility for risk oversight and reviews management’s risk assessment and risk management policies and procedures. The Board considers and reviews with our independent public accounting firm and our executive management team the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. Members of our executive management have day-to-day responsibility for risk management and establishing risk management practices, and are expected to report matters directly to the Board as a whole. Members of our executive management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors as matters requiring attention arise. Members of our executive management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business. Presently, our largest risk is the inability to generate sufficient revenues and profitability to support our operations. The Board actively interfaces with executive management on seeking solutions.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for 2016 and 2015 to our Chief Executive Officer (Principal Executive Officer) and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

2016 Summary Compensation Table

						Non-Equity	Non- Qualified
						Incentive Plan	Deferred Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
(a)	(b)	($)(c)	($)(d)	($)(e)(1)	($)(f)(1)	($)(g)	($)(h)	($)(i)	($)(j)
Christopher C. Reeg (2)	2016	—	—	—	—	—	—	—	—
Chief Executive Officer
Christopher C. Pratt (3)	2016	—	—	—	27,000	—	—	—	27,000
Chief Executive Officer	2015	—	—	121,819	—	—	—	—	121,819
Alan Meeker (4)	2015	—	—	—	—	—	—	—	—
Chief Executive Officer
David A. Hexter (5)	2016	180,000	—	—	—	—	—	—	180,000
Chief Financial Officer	2015	180,000	—	40,606	—	—	—	—	220,606

(1)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718.
(2)	Appointed December 19, 2016.
(3)

Appointed April 23, 2015. Resigned December 19, 2016. On December 10, 2016, the Company issued Dr. Pratt 300,000 fully-vested stock options for services rendered as an executive officer. On August 27, 2015, the Company issued Dr. Pratt 450,000 fully-vested shares of our Common Stock for services rendered as an executive officer.

(4)	Resigned April 21, 2015.
(5)	On August 27, 2015, the Company issued Mr. Hexter 150,000 fully-vested shares of our Common Stock for services rendered as an executive officer.

Termination Provisions

No Named Executive Officer is entitled to any severance rights.

Other Executive Compensation Arrangements

Since October 1, 2014, Mr. David A. Hexter has been paid a salary of $180,000 per year.

Outstanding Awards at Fiscal Year End

None.

As of December 31, 2016, there were no options or shares of Common Stock which had not vested which had been granted to our Named Executive Officers required to be disclosed in accordance with Item 402(a)(3).

On December 10, 2016, the Company awarded Christopher C. Pratt, the Company’s former Chief Executive Officer and Chief Medical Officer, Robert H. Donehew the Company’s former Chief Operating Officer and Chairman of the Board, Dr. Randall Dei, a former Director, and Rusty Shelton, a former Director, 300,000, 300,000, 50,000 and 50,000 stock options, respectively. The stock options have an exercise price of $0.11 per share, have a term of five years from the grant date, and vested immediately.

On August 27, 2015, the Company issued Christopher C. Pratt, the Company’s former Chief Executive Officer and Chief Medical Officer, Robert H. Donehew, the Company’s former Chief Operating Officer and Chairman of the Board, and David A. Hexter, the Company’s Chief Financial Officer, 450,000, 250,000 and 150,000 fully vested restricted shares of our Common Stock, respectively. The shares were granted for services rendered as executive officers.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board. The following table details director compensation; however, any compensation paid to a Named Executive Officer is described in the above Summary Compensation Table and, therefore, Named Executive Officers who were also directors have been omitted from this table.

Change in Pension
Value and Nonqualified
	Fees Earned or			Non-Equity Incentive	Deferred Compen-	All Other
	Paid in	Stock	Option	Plan	sation	Compen-
Name	Cash	Awards	Awards	Compensation	Earnings	sation	Total
(a)	($)(b)	($)(c)	($)(d)(1)	($)(e)	($)(f)	($)(g)	($)(j)
Mark W. Brooks	—	—	—	—	—	—	—
William E. McLaughlin, III	—	—	—	—	—	—	—
Robert H. Donehew (2)	—	—	—	—	—	—	—
Randall L. Dei (3)	—	—	4,500	—	—	—	4,500
Rusty Shelton (4)	—	—	4,500	—	—	—	4,500

(1)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718.
(2)

On December 10, 2016, the Company issued Mr. Donehew 300,000 fully-vested stock options for services rendered as an executive officer. Because Mr. Donehew did not receive these shares for his service as a director, the compensation amount related to the grant has not been included in this table. As of December 31, 2016, Mr. Donehew had options to purchase 303,420 shares of our Common Stock pursuant to option awards.

(3)

On December 10, 2016, the Company issued Randall Dei 50,000 fully-vested stock options for services rendered as a director. As of December 31, 2016, he had options to purchase 50,000 shares of our Common Stock pursuant to option awards.

(4)

On December 10, 2016, the Company issued Mr. Shelton 50,000 fully-vested stock options for services rendered as a director. As of December 31, 2016, Mr. Shelton had options to purchase 50,000 shares of our Common Stock pursuant to option awards.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on the Company. Our compensation has the following risk-limiting characteristics:

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

•

We believe equity awards, generally should be, multi-year vesting which aligns the long-term interests of our executives with those of our stockholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2016.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
None	—	—	—
Equity compensation plans not approved by security holders
Non-Equity Incentive Plan	—	—	—
Total

As of December 31, 2016, there were stock options to purchase 1,304,788 shares of our Common Stock at a weighted average exercise price of $0.22 per share outstanding that were not subject to any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of the March 17, 2017 by: (i) those persons known by us to be owners of more than 5% of our Common Stock; (ii) each director; (iii) our Named Executive Officers for 2016; and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc. 1300 Summit Avenue, Suite 670, Fort Worth, Texas 76102.

		Amount and
	Name and Address of	Nature of Beneficial Percent of
Title of Class	Beneficial Owner	Ownership (1)	Class (1)
Directors and Named Executive Officers:
Common Stock	Mark W. Brooks (2)	6,291,438	36.6%
Common Stock	Christopher C. Reeg (3)	4,647,260	28.1%
Common Stock	Christopher C. Pratt (4)	1,475,476	9.1%
Common Stock	Robert H. Donehew (5)	670,922	4.1%
Common Stock	David A. Hexter (6)	160,461	1.0%
Common Stock	All directors and executive officers as a group (5 persons) (7)	13,245,557	71.9%
5% Stockholders:
Common Stock	Jonathan Brown (8)	1,463,903	9.2%
Common Stock	Rusty Shelton (9)	847,904	5.3%

(1)

Applicable percentages are based on 15,890,808 shares of Common Stock outstanding as of March 17, 2017. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days (of the filing date) are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. The table includes shares of Common Stock, options and warrants and convertible notes exercisable or convertible into Common Stock and vested or vesting within 60 days (of the filing date).

(2)

Mark W. Brooks. Mr. Brooks is a director. Includes 5,000,000 shares of Common Stock owned by NC 143 Family Holdings, LP (“NC 143”), of which Mr. Brooks is the Sole General Partner; and 1,291,438 shares issuable upon the conversion of convertible promissory notes held by NC 143.

(3)

Christopher C. Reeg. Mr. Reeg is an executive officer and a director. Includes 4,000,000 shares of Common Stock owned by Reeg Medical Industries, Inc. (“RMI”), of which Mr. Reeg is the President; and 647,260 shares issuable upon the conversion of convertible promissory notes held by RMI.

(4)

Christopher C. Pratt. Dr. Pratt is a director. Includes 648,000 shares of Common Stock owned by CCEP Holdings, LLC, of which Dr. Pratt is the sole member; 51,536 shares held by Cooks Bridge, LLC, of which Dr. Pratt and Mr. Shelton are two of its managers; 25,940 shares held by Cooks Bridge II, LLC, of which Dr. Pratt and Mr. Shelton are two of its managers; and 300,000 shares of Common Stock issuable upon exercise of exercisable options.

(5)

Robert H. Donehew. Mr. Donehew is a director. Includes 6,840 shares of Common Stock owned by Donehew Fund Limited Partnership, of which Donehew Capital LLC, a Georgia limited liability company, is the general partner and Mr. Donehew is the manager of Donehew Capital LLC; 9,803 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; 4,660 shares held by Cooks Bridge II, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 303,420 shares of Common Stock issuable upon exercise of exercisable options.

(6)	David A. Hexter. Mr. Hexter is an executive officer.
(7)	All directors and officers as a group. This ownership disclosure includes only the ownership of current executive officers and directors.
(8)

Jonathan Brown. Includes 1,206,000 shares of Common Stock owned by Twelve Global, LLC, of which Mr. Brown is the sole member; 105,969 shares owned by JAR Financing, LLC, of which Mr. Shelton serves as one of its three managers; 102,934 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 49,000 shares held by Cooks Bridge II, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers.

(9)

Rusty Shelton. Includes 540,000 shares of Common Stock owned by ReSurge Hospitals, Inc., of which Mr. Shelton is the sole stockholder; 105,970 shares owned by JAR Financing, LLC, of which Mr. Shelton serves as one of its three managers; 102,934 shares held by Cooks Bridge, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; 49,000 shares held by Cooks Bridge II, LLC, of which Mr. Shelton and Dr. Pratt are two of its managers; and 50,000 shares of Common Stock issuable upon exercise of exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During July 2016 through October 2016, we obtained three short-term loans in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016; or (ii) or upon a change in control of the Company. The promissory notes were issued as follows: $100,000 to NC 143, a family limited partnership controlled by Mark W. Brooks, our Chairman of the Board; and $50,000 to RMI, an investment holding company owned and controlled by Christopher C. Reeg, our Chief Executive Officer. On or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance of the promissory notes into shares of our Common Stock at a conversion price of $0.08 per share. On each respective date of issuance, the conversion price of each of the promissory notes was less than the market price of our Common Stock. This resulted in a beneficial conversion feature in the aggregate amount of $117,500, which was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note. Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Purchase Agreement with us.

On the Closing Date, we entered into the Purchase Agreement, as described in the section of this Annual Report above entitled “Explanatory Note,” which is incorporated herein by reference.

On December 19, 2016, we sold an aggregate of 9,000,000 shares of our Common Stock for gross proceeds of $720,000, or $0.08 per share, to two entities owned and controlled by the Investors, pursuant to which NC 143 acquired 5,000,000 shares of our Common Stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of our Common Stock for a purchase price of $320,000. As detailed in the Company’s Current Report on Form 8-K, filed on December 23, 2016, these transactions resulted in a change in control of the Company whereby the Investors acquired a majority interest in us, Mark W. Brooks became our Chairman of the Board and Christopher C. Reeg became our Chief Executive Officer. Direct offering costs of the Company were $64,609 in connection with the offer and sale of the Investor Shares.

During June 2016, we transferred inventory having a net book value of $8,467 to CPM, in exchange for cash proceeds of $100,000. As the transfer of inventory was completed pursuant to a letter of intent between us and the Investors, the profit of $91,533, which had been deferred in the prior two quarters, was, on December 19, 2016 considered a contribution of capital by the Investors.

Our principal supplier for our amniotic products is CPM. We entered into a distributor agreement with CPM effective August 2, 2012, pursuant to which we act as a non-exclusive distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party. During the years ended December 31, 2016 and 2015, we purchased $103,578 and $431,102 of our products from CPM. The balances due to this supplier at December 31, 2016 and 2015 were $77,178 and $48,400, respectively.

On January 15, 2015, we issued a two-year promissory note in exchange for cash proceeds of $100,000 from WHIG, LLC, which is owned 15% by ShennaCo Investment Corporation, Inc. Mr. Meeker is the President of ShennaCo Investment Corporation, Inc., of which the sole stockholder is the David Alan Meeker Family Investment Trust (the “DAMFIT”). Mr. Meeker does not serve as a trustee nor is he the beneficiary of the DAMFIT. The note was unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven. On December 19, 2016, the outstanding principal balance along with all accrued and unpaid interest of $4,169 was forgiven.

On January 12, 2015, we entered into a securities purchase agreement with Cooks Bridge II, LLC. Pursuant to the terms of the agreement, Cooks Bridge II, LLC purchased 200,000 of our Common Stock at a purchase price of $0.50 per share, or an aggregate amount of $100,000. Cooks Bridge II, LLC is owned (directly or indirectly) by our affiliates, including Christopher C. Pratt, Rusty Shelton and Robert H. Donehew.

Director Independence

We utilize the definition of “independent” set forth in the listing standards of The NASDAQ Stock Market, LLC. Currently, we believe that three of our directors would be considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Weinberg & Company, P.A., if any, were pre-approved by our Board. The following table shows the fees for the years ended December 31, 2016 and 2015.

	2016 ($)	2015 ($)
Audit Fees (1)	38,000	46,518
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	38,000	46,518

(1)

Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

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

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)	Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of December 18, 2013, by and among GolfRounds.com, Inc. (now known as Fuse Medical, Inc.), Project Fuse LLC, Fuse Medical, LLC and D. Alan Meeker, solely in his capacity as the representative of the Fuse members, as amended by First Amendment to Agreement and Plan of Merger, dated as of March 3, 2014 and Second Amendment to Agreement and Plan of Merger, dated as of April 11, 2014 (filed as exhibit 2.1 to the Form 8-K/A filed on August 29, 2014, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to our Information Statement, filed on December 4, 2015, and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).

3.4	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).

3.5	Amendment No. 1 to the Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

4.1	Amended and Restated Agreement dated November 27, 2013 by and among Fuse Medical, LLC and Eva Lou Holding, LLC (filed as Exhibit 4.2 to the Form 8-K/A filed August 29, 2014).

4.2

Voting Agreement, filed as of December 19, 2016, by and among the Company Christopher C. Pratt, Robert H. Donehew, Reeg Medical Industries, Inc., and NC 143 Family Holdings, LP (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

10.1	Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 4.2 to the Form 8-K/A filed August 29, 2014).

10.2	Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.2 to the Form 8-K filed May 29, 2014).

10.3	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Stephen Corey (filed as Exhibit 10.3 to the Form 8-K/A filed August 29, 2014).

10.4	Medical Director Agreement dated May 1, 2014, by and between Fuse Medical, LLC and Dr. Randall L. Dei (filed as Exhibit 10.4 to the Form 8-K/A filed August 29, 2014).

10.5	General Counsel Agreement dated July 1, 2014, by and between the Company and Ross Eichberg, P.C. (filed as Exhibit 10.5 to the Form 8-K/A filed August 29, 2014).

10.6	Interim CFO Services Agreement dated June 1, 2014 by and between the Company and David A. Hexter (filed as Exhibit 10.6 to the Form 8-K/A filed August 29, 2014).

10.7	Assignment of Lease dated February 15, 2014 by and between JAR Financial, LLC and Fuse Medical, LLC (filed as Exhibit 10.7 to the Form 8-K/A filed August 29, 2014).

Exhibit No.	Description

10.8	Agreement dated November 27, 2013, by and among Fuse Medical, LLC, Fuse Management V, LLC, and Fuse Management VI, LLC (filed as Exhibit 10.8 to the Form 8-K/A filed August 29, 2014).

10.9	Promissory Note dated December 31, 2013 payable to JAR, LLC from Fuse Medical, LLC in the amount of $60,000 (filed as Exhibit 10.9 to the Form 8-K/A filed August 29, 2014).

10.10	Promissory Note dated March 4, 2014 payable to JAR Financing, LLC from Fuse Medical, LLC in the amount of $63,769.63 (filed as Exhibit 10.10 to the Form 8-K/A filed August 29, 2014).

10.11	Promissory Note dated February 10, 2014 payable to JAR, LLC from Fuse Medical, LLC in the amount of $193,535.47 (filed as Exhibit 10.11 to the Form 8-K/A filed August 29, 2014).

10.12	Promissory Note dated March 4, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $87,670.49 (filed as Exhibit 10.12 to the Form 8-K/A filed August 29, 2014).

10.13	Promissory Note dated January 15, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $131,023.65 (filed as Exhibit 10.13 to the Form 8-K/A filed August 29, 2014).

10.14	Promissory Note dated June 16, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $56,461.88 (filed as Exhibit 10.14 to the Form 8-K/A filed August 29, 2014).

10.15	Promissory Note dated February 1, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $116,777.25 (filed as Exhibit 10.15 to the Form 8-K/A filed August 29, 2014).

10.16	Promissory Note dated May 8, 2014 payable to Cooks Bridge, LLC from Fuse Medical, LLC in the amount of $75,000 (filed as Exhibit 10.16 to the Form 8-K/A filed August 29, 2014).

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

10.27	Debt Conversion Agreement dated December 31, 2014, by and among World Health Industries, Inc., WHIG, LLC, and Fuse Medical, Inc. (filed as Exhibit 10.4 to the Form 8-K filed January 6, 2015).

10.28	Debt Conversion Agreement dated December 31, 2014, by and between Cooks Bridge, LLC, and Fuse Medical, Inc. (filed as Exhibit 10.5 to the Form 8-K filed January 6, 2015).

10.29	Debt Conversion Agreement dated December 31, 2014, by and between JAR Financing, LLC and Fuse Medical, Inc. (filed as Exhibit 10.6 to the Form 8-K filed January 6, 2015).

Exhibit No.	Description

10.30	Securities Purchase Agreement dated January 12, 2015, by and between Cooks Bridge II, LLC and Fuse Medical, Inc. (filed as Exhibit 10.1 to the Form 8-K filed January 30, 2015).

10.31*	Amended and Restated Promissory Note dated October 19, 2016 payable to NC 143 Family Holdings, LP from the Company in the amount of $50,000.00.

10.32*	Amended and Restated Promissory Note dated October 19, 2016 payable to Reeg Medical Industries, Inc. from the Company in the amount of $50,000.00.

10.33*	Promissory Note dated October 19, 2016 payable to NC 143 Family Holdings, LP from the Company in the amount of $50,000.00.

10.34

Amended and Restated Registration Rights Agreement, dated as of December 19, 2016 by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

10.35

Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Mark W. Brooks (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

10.36

Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Christopher C. Reeg (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

10.40

Stock Purchase Agreement, dated as of December 19, 2016, by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.1 to our Current Report on Form 8-k, filed on December 19, 2016, and incorporated herein by reference).

10.50*	Professional Employer Organization Client Service Agreement, dated January 1, 2017 by and between the Company and AmBio Staffing, LLC.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: March 20, 2017	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2017	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 20, 2017	By:	/s/ David A. Hexter
David A. Hexter
Chief Financial Officer (Principal Accounting Officer)

Date: March 20, 2017	By:	/s/ Mark W. Brooks
Mark W. Brooks Director and Chairman of the Board

Date: March 20, 2017	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III Director

Date: March 20, 2017	By:	/s/ Christopher C. Pratt
Christopher C. Pratt Director

Date: March 20, 2017	By:	/s/ Robert H. Donehew
Robert H. Donehew Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Fuse Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuse Medical, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a significant net loss and negative cash flows from operations during the year ended December 31, 2016.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company

Los Angeles, California

March 20, 2017

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$667,475	$8,157
Accounts receivable, net of allowance of $0 and $15,145, respectively	58,065	298,011
Inventories	25,326	81,209
Prepaid expenses and other current assets	3,528	18,828
Total current assets	754,394	406,205
Property and equipment, net	8,931	24,978
Security deposit	3,822	3,822
Total assets	$767,147	$435,005
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$83,410	$247,179
Accounts payable - related parties	77,178	70,602
Accrued expenses	5,944	12,267
Convertible notes payable - related parties	150,000	—
Total current liabilities	316,532	330,048
Note payable - related party	—	100,000
Total liabilities	316,532	430,048
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 15,890,808 and 6,890,808 shares issued and outstanding, respectively	158,908	68,908
Additional paid-in capital	3,192,686	2,251,093
Accumulated deficit	(2,900,979)	(2,315,044)
Total stockholders’ equity	450,615	4,957
Total liabilities and stockholders’ equity	$767,147	$435,005

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net revenues	$567,607	$1,676,609
Cost of revenues (including $103,578 and $431,102, respectively, purchased from a related party)	204,044	664,266
Gross profit	363,563	1,012,343
Operating expenses:
General, administrative and other	854,050	1,804,371
Loss on disposal of property and equipment	1,580	2,407
Total operating expenses	855,630	1,806,778
Operating loss	(492,067)	(794,435)
Other income (expense):
Interest expense	(129,385)	(7,112)
Gain on settlement of accounts payable	35,517	—
Total other income (expense)	(93,868)	(7,112)
Net loss	$(585,935)	$(801,547)
Net loss per common share - basic and diluted	$(0.08)	$(0.13)
Weighted average number of common shares outstanding - basic and diluted	7,185,890	6,189,329

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	5,510,808	$55,108	$1,656,893	$(1,513,497)	$198,504
Common stock issued for cash	380,000	3,800	186,200	—	190,000
Fair value of vested stock options	—	—	168,000	—	168,000
Common stock issued for services rendered	1,000,000	10,000	240,000	—	250,000
Net loss	—	—	—	(801,547)	(801,547)
Balance, December 31, 2015	6,890,808	68,908	2,251,093	(2,315,044)	4,957
Recognition of beneficial conversion feature on convertible promissory notes issued	—	—	117,500	—	117,500
Fair value of vested stock options	—	—	63,000	—	63,000
Common stock issued for cash	9,000,000	90,000	565,391	—	655,391
Contribution of capital by stockholders	—	—	91,533	—	91,533
Forgiveness of note payable - related party and accrued interest	—	—	104,169	—	104,169
Net loss	—	—	—	(585,935)	(585,935)
Balance, December 31, 2016	15,890,808	$158,908	$3,192,686	$(2,900,979)	$450,615

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Cash flows from operating activities:
Net loss	$(585,935)	$(801,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	117,500	—
Share-based compensation	63,000	418,000
Depreciation	14,167	25,073
Loss on disposal of property and equipment	1,580	2,407
Gain on settlement of accounts payable	(35,517)	—
Bad debt expense	—	15,145
Transfer of property and equipment as part of expense reimbursement	—	6,000
Changes in operating assets and liabilities:
Accounts receivable	239,946	(116,920)
Inventories	55,883	50,173
Prepaid expenses and other current assets	15,300	30,422
Security deposit	—	(3,822)
Accounts payable	(128,252)	15,897
Accounts payable - related parties	6,576	(17,869)
Accrued expenses	(3,002)	1,901
Deferred rent	848	—
Net cash used in operating activities	(237,906)	(375,140)
Cash flows from investing activities:
Purchases of property and equipment	—	(8,308)
Proceeds from the disposal of property and equipment	300	1,300
Net cash provided by (used in) investing activities	300	(7,008)
Cash flows from financing activities:
Proceeds from issuance of promissory notes to related party	150,000	100,000
Proceeds from sale of common stock, net of offering costs	655,391	190,000
Contribution of capital by stockholders	91,533	—
Advances to related parties	—	(43,240)
Repayments received from related parties	—	93,240
Repayments of promissory notes	—	(17,250)
Net cash provided by financing activities	896,924	322,750
Net increase (decrease) in cash and cash equivalents	659,318	(59,398)
Cash and cash equivalents - beginning of period	8,157	67,555
Cash and cash equivalents - end of period	$667,475	$8,157
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,416	$3,337
Non-cash investing and financing activities:
Recognition of beneficial conversion feature on convertible
promissory notes issued to related parties	$117,500	$—
Forgiveness of note payable - related party and accrued interest	$104,169	$—
Transfer security deposit as part of expense reimbursement	$—	$2,489

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1. Nature of Operations and Going Concern

Overview

The Company was initially incorporated in 1968 as Golf Rounds.com, Inc., a Delaware corporation.  Effective May 28, 2014, the Company amended its certificate of incorporation to change its name from “GolfRounds.com,Inc.” to “Fuse Medical, Inc.” (the “Company”).  Then, also on May 28, 2014, the Company merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly owned subsidiary of Fuse Medical, Inc.  The transaction accounted was accounted for as a reverse merger with Fuse Medical, Inc. deemed the legal acquirer, and Fuse Medical, LLC deemed the accounting acquirer.  During 2015, Certificates of Termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016 (the “Closing Date”), the Company entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), and Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg (“RMI” and, together with NC 143, the “Investors”), pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date.  As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391.  The closing of the Purchase Agreement resulted in a change in control of the Company whereby the Investors acquired a majority interest in the Company. Effective as of the Closing Date Mark W. Brooks became the Chairman of the Board and Christopher C. Reeg became the Chief Executive Officer of the Company (See Notes 7 and 10).

The Company distributes a broad portfolio of healthcare products and supplies, including medical biologics, internal fixation products, and bone substitute materials. The Company’s principal supplier for amniotic products is CPM Medical Consultants, LLC (“CPM”). The Company strives to provide cost savings and quality products to its customers, which include physicians and medical facilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred a net loss of $585,935 and used $237,906 of cash in our operating activities during the year ended December 31, 2016.  As of December 31, 2016, we had $667,475 of cash on hand, stockholders’ equity of $450,615 and working capital of $437,862. While the Company’s management expects operating trends to improve over the course of 2017, the Company’s ability to continue as a going concern is contingent on successful execution of its business plans and, if needed, securing additional funding through debt and or equity from investors.  These matters raise substantial doubt about the Company's ability to continue as a going concern.

Commencing with the second quarter of 2015, the Company’s management began to refocus their efforts to increase revenues and profitability derived from the sale of biologics, which they expect will increase the amount of profitability from operations. During July 2016 through October 2016, the Company received aggregate proceeds of $150,000 from the issuance of promissory notes payable (See Note 5). During December 2016, the Company received gross proceeds of $720,000 from the sale of common shares in a private offering (See Note 7). No assurance can be given that such additional funding will be available, or with conditions favorable to the Company and its stockholders.

The Company’s existence is dependent upon the Company’s ability to execute its business plans. There can be no assurance the Company’s efforts will result in profitable operations or resolution of the Company’s liquidity requirements. If the Company is able to obtain additional funding, it may include conditional restrictions on the Company’s operations, or cause substantial dilution for the Company’s stockholders. The accompanying consolidated financial statements do not include adjustments should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Earnings (Loss) Per Share

The Company’s computation of Earnings (loss) Per Share (EPS) includes basic and diluted EPS.  Basic EPS is calculated by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common shares (e.g., warrants and options) had been exercised or converted into common shares at the beginning of the period, or issuance date, if later, and had shared in the net income (loss) of the Company.  Diluted EPS is computed using the treasury stock method, which assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common shares at the average market price during the period.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

As of December 31, 2016 and 2015, common stock equivalents included options to purchase 1,304,788 and 609,576 common shares, respectively.  These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

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

Reclassifications

Certain amounts in the accompanying 2015 financial statements have been reclassified in order to conform to the 2016 presentation.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at December 31, 2016 and 2015.  The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any losses in such accounts from inception through December 31, 2016.  As of December 31, 2016 and 2015, there were deposits of $421,636 and $0, respectively, greater than federally insured limits.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy.  An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.  Based upon management’s assessment, there were no indicators of impairment of its long-lived assets at December 31, 2016 and 2015.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists; (ii) the fees are fixed or determinable; (iii) no significant Company obligations remain; and (iv) collection of the related receivable is reasonably assured.  The Company reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent (earning a fixed percentage of the sale) on a net basis, (net of related costs).  The Company reports funds collected from customers as deferred revenues until all revenue recognition criteria have been met.

Revenues are sales of orthopedic, sports medicine and spinal implant products as well as osteobiologics, and regenerative amniotic tissues. For customers that purchase products as needed, the Company invoices the customers on the date the product is utilized.  For customers that have consigned product, the Company invoices the customers as each unit of the product is utilized.  Payment terms are net 30 days after the invoice date.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of December 31, 2016, the Company had no liabilities for uncertain tax positions.  The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Segment Information

The Company operates in one reportable segment including medical products and supplies.  The Company's chief operating decision maker, its Chief Executive Officer, manages the Company's operations as a whole, and does not evaluate revenue, expense or operating income information on any component level.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Computer equipment	$29,290	$31,053
Furniture and fixtures	6,347	9,315
Leasehold improvements	6,728	6,728
Office equipment	1,580	1,580
Software	—	10,500
	43,945	59,176
Less: accumulated depreciation	(35,014)	(34,198)
Property and equipment, net	$8,931	$24,978

During the year ended December 31, 2016, the Company sold furniture and fixtures having a net book value of $1,880 for cash proceeds of $300, resulting in loss on disposals of property and equipment of $1,580.  During 2016, the Company also disposed of computer equipment and software that had been fully depreciated.

On September 1, 2015, the Company transferred a security deposit of $2,489 and property and equipment having a net book value of $3,062 in order to settle $6,000 of expense reimbursement to an individual that was a former director and former Chief Executive Officer of the Company, resulting in a gain on disposition of $449 (See Note 10).

During the year ended December 31, 2015, the Company sold furniture and fixtures having a net book value of $4,156 for cash proceeds of $1,300, resulting in loss on disposals of property and equipment of $2,856.

Depreciation expense for the years ended December 31, 2016 and 2015 was $14,167 and $25,073, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 4. Notes Payable

On May 28, 2014, as part of the merger with Golf Rounds.com, Inc., the Company assumed an aggregate of $17,250 of outstanding two-year promissory notes payable maturing July 29, 2015 through August 28, 2015 as well as accrued interest payable of $21.  The notes were unsecured, bore interest at 3.25% and required quarterly payments of interest only.  During the year ended December 31, 2015, interest expense of $400 was recognized on these notes.  The outstanding principal balance along with all accrued and unpaid interest was paid at maturity during 2015 and no additional amounts are due on these notes payable.

Note 5. Notes Payable – Related Parties

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity controlled by an individual that was a former director and former Chief Executive Officer of the Company.  The note was unsecured, bore interest at 7.0% per annum and required 18 monthly payments of interest only commencing at the beginning of month seven.  On December 19, 2016, the outstanding principal balance along with all accrued and unpaid interest of $4,169 was forgiven.  Accordingly, the Company recognized the forgiveness of debt of $104,169 as a contribution of capital by a stockholder during the year ended December 31, 2016 (See Note 10).

During July 2016 through October 2016, the Company obtained three short-term loans in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016; or (ii) or upon a change in control of the Company.  Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share.  On each respective date of issuance, the conversion price of each of the promissory notes was less than the market price of the Company’s common stock.  This resulted in a beneficial conversion feature in the aggregate amount of $117,500, which was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note.  Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Purchase Agreement with the Company (See Notes 1 and 10).

Notes payable – related parties consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Notes payable originating July 15, 2016 through October 19, 2016; no monthly payments required; bearing interest at 10%; due on December 31, 2016, convertible on demand	$150,000	$—
Note payable originating January 15, 2015; 18 monthly payments required at the beginning of month seven; bearing interest at 7%; maturing at January 15, 2017	—	100,000
Total	150,000	100,000
Less: current maturities	(150,000)	—
Amount due after one year	$—	$100,000

During the year ended December 31, 2016 and 2015, interest expense of $129,385 (of which $117,500 was the amortization of beneficial conversion features) and $6,712, respectively, was recognized on outstanding notes payable – related parties.  As of December 31, 2016 and 2015, accrued interest payable was $5,096 and $3,796, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff.  Thereafter, the term “Plaintiffs” collectively refers to M. Richard Cutler, Cutler Law Group, P.C. and PH Squared, LLC.  The new complaint asserts essentially the same claims as the original nonsuited complaint: (i) suit on sworn account against Fuse; (ii) fraud against all Defendants; and (iii) breach of contract against all Defendants for allegedly violating a non-circumvention/non-disclosure agreement. Richard Cutler is the sole principal of Cutler Law Group, P.C., which provided legal representation to its clients, Craig Longhurst and PH Squared, LLC d/b/a PharmHouse Pharmacy (“Cutler’s Client”), during a failed merger attempt between Fuse and Golf Rounds.com, Inc. (the “Failed Transaction”).  The Plaintiffs have alleged that the Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler, his law firm and PH Squared, LLC.  The Plaintiffs have further alleged that the Defendants continued to pursue a similar transaction without Cutler’s Client or the Plaintiffs.  The Plaintiffs claim that the Defendants are responsible for damages in the amount of $46,465 plus interest for the breach of contract claim because Plaintiffs were not paid their legal fees by Cutler’s Client and Plaintiffs did not receive equity in the merged company that would have resulted from the Failed Transaction. Plaintiffs are also asking for undisclosed damages related to the fraud and breach of contract claims, and are asking for exemplary damages as a result of allegedly intentional fraud that some or all of the Defendants allegedly committed. Plaintiffs also seek their attorneys’ fees and costs for having brought the action. On November 18, 2015, Fuse filed a counterclaim against PH Squared, LLC for breach of contract and further asserted a counterclaim and third party claim against PH Squared, LLC’s principle, Craig Longhurst, for fraud in the inducement.  Fuse also seeks a declaratory judgment on the intended third party beneficiary status of Plaintiffs Cutler and Cutler Law Group related to a non-circumvention/non-disclosure agreement.  The trial date for the above matter was scheduled for May 1, 2017, but it has been moved to July 24, 2017 in order to allow for some additional discovery.

The parties are currently conducting discovery to determine the viability of the Plaintiff’s claims, although the Defendants continue to believe that the lawsuit is completely without merit and will vigorously contest it and protect their interests. However, the outcome of this legal action cannot be predicted, but management believes any amounts due, if any, would not materially affect the financial statements.

Operating Leases

Effective September 1, 2015, the Company began occupying space at its new corporate headquarters in Fort Worth, Texas on a month-to-month basis at the rate of $3,822 per month.  Effective December 31, 2015, the Company entered into a sublease agreement expiring September 30, 2018 (the “Initial Term”) for this space.  The sublease agreement renews automatically for additional one-year periods unless written notice of the intent to not renew is provided at least 60 days prior to the end of the Initial Term.  Notwithstanding, the sublease shall not extend beyond September 30, 2020 unless the landlord extends its lease and the parties enter into a written agreement to extend the duration of the sublease.  The sublease agreement requires base rent payments of $3,822 per month through September 30, 2016; $3,906 per month through September 30, 2017 and $3,990 per month through September 30, 2018, plus a pro rata share of electricity and common area maintenance.  Rent for one month shall be abated when the Company performs its initial improvements to the subleased premises.  The sublease includes a relocation and surrender clause whereby the landlord has the right to cause the Company to surrender: (i) with at least 30 days’ notice: (a) one of the offices for a corresponding 15% reduction in rent; or (b) two of the offices for a corresponding 30% reduction in rent (either (a) or (b) deemed a “partial surrender”); or (ii) with at least 6 months’ notice, all of the office space in which the landlord shall reimburse the Company for all relocation costs not to exceed $5,000.

Rent expense was $53,465 and $33,791 for the years ended December 31, 2016 and 2015, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016:

Year ending December 31,
2017	47,124
2018	35,910
$83,034

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Settlement of Accounts Payable

On July 26, 2016, the Company settled outstanding accounts payable of $60,517 owed to its former legal counsel for $25,000.  Accordingly, the Company recognized a gain on settlement of $35,517 during the year ended December 31, 2016.

Note 7. Stockholders’ Equity

Authorized Capital

Effective December 29, 2015, the Company amended its certificate of incorporation to decrease its authorized common shares from 500,000,000 shares to 100,000,000 shares.

The Company has authorized 20,000,000 shares of preferred stock having a par value of $0.01 per share, and its board of directors is authorized to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights and the qualifications, limitations or restrictions.

Common Stock

On December 19, 2016, the Company entered into the Purchase Agreement by and among the Company, NC 143,    and RMI, pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date.  As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391.  (See Notes 1 and 10)

During June 2016, the Company transferred inventory having a net book value of $8,467 to CPM, in exchange for cash proceeds of $100,000.  As the transfer of inventory was completed pursuant to a letter of intent between the Company and the Investors, the profit of $91,533, which had been deferred in the prior two quarters, was, on December 19, 2016 considered a contribution of capital by the Investors (See Note 10).

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by certain then officers and directors of the Company (See Note 10).

In March 2015, the Company’s Board of Directors authorized private placement offerings of its common stock at $0.50 per share up to $2,000,000. During March and April 2015, the Company issued private placements of 180,000 common shares to investors for aggregate proceeds of $90,000, or $0.50 per share.

On August 27, 2015, the Company awarded the following common shares to four employees for services rendered: (i) 450,000 common shares to the then Chief Executive Officer; (ii) 250,000 common shares to the then Chief Operating Officer; (iii) 150,000 common shares to the Chief Financial Officer; and (iv) 150,000 common shares to the Vice President of Sales.  The closing price of the Company’s common stock on the trading day immediately preceding the awarding of the common shares was $0.25.  Accordingly, an aggregate of $250,000 of expense was recognized in association with the issuance of these common shares.

Stock Options

On December 10, 2016, the Company awarded the following stock options to its four directors for services rendered: (i) 300,000 stock options each to the then Chief Executive Officer and the then Chief Operating Officer; and (ii) 50,000 stock options each to the remaining two then directors.  The stock options have an exercise price of $0.11 per share, have a term of five years from the grant date, and vested immediately.  Accordingly, an aggregate of $63,000 of expense was recognized in association with the issuance of these stock options.

On July 17, 2015, the General Counsel for the Company resigned. In connection with this resignation, the Company granted the former General Counsel options to purchase 600,000 shares of the Company's common stock at $0.26 per share, which was equal to 90% of the 30-day trading average of the Company's common stock prior to the grant date of July 17, 2015. The options have a term of five years from the grant date.  The options vested immediately, but become exercisable as follows: 100,000 (1/6) of the options shall become exercisable 13 months after the grant date and an additional 100,000 options (1/6) shall become exercisable each of the following five months thereafter so that all of the options shall become exercisable as of 18 months after the grant date. The fair value of the stock options issued was $168,000, all of which was recognized immediately as an expense because the stock options were fully vested as of the grant date.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are the Company’s estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the years ended December 31, 2016 and 2015:

Assumptions	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Expected term (years)	2.5	3.2
Expected volatility	162%	223%
Weighted-average volatility	162%	223%
Risk-free interest rate	1.43%	1.05%
Dividend yield	0.0%	0.0%
Expected forfeiture rate	n/a	n/a

The Company’s management utilized the simplified method to estimate the expected life for stock options granted to employees, as the Company does not have sufficient historical data regarding stock option exercises.  The expected volatility is based on historical volatility of the Company’s common stock subsequent to the closing of the merger on May 28, 2014.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company’s management believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity during the year ended December 31, 2016 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2015	609,576	$0.42
Granted	700,000	$0.11
Exercised	—
Forfeited	—
Expired	(4,788)	$8.77
Balance outstanding at December 31, 2016	1,304,788	$0.22	4.3	$35,000
Exercisable at December 31, 2016	1,204,788	$0.22	4.3	$35,000

The weighted-average grant-date fair value of options granted during the years ended December 31, 2016 was $0.09 and $0.28, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 8. Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense (benefit)	$—	$—

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryover	$224,381	$623,287
Accounts receivable	—	5,301
Compensation	80,850	58,800
Inventories	—	12,594
Total deferred tax assets	305,231	699,982
Deferred tax liabilities:
Property and equipment	2,795	731
Total deferred tax liabilities	2,795	731
Deferred tax assets, net	308,026	700,713
Valuation allowance:
Beginning of year	(700,713)	(432,730)
(Increase) decrease during year	392,687	(267,983)
Ending balance	(308,026)	(700,713)
Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance in 2016 and 2015 due to the uncertainty of realization. The Company’s management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets.  The net change in the valuation allowance during the years ended December 31, 2016 and 2015 was a decrease of $392,687 and an increase of $ 267,983, respectively.

At December 31, 2016, the Company had $641,088  of net operating loss carryforwards which will expire from 2017 to 2036.. These carry forward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization. The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2016, tax years 2012 through 2015 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Statutory U.S. federal income tax rate	35.0%	35.0%
Permanent differences	-0.2%	-0.5%
Other reconciling items	-101.8%	-1.2%
Change in valuation allowance	67.0%	-33.3%
Effective income tax rate	0.0%	0.0%

Note 9. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2016 and 2015, the following significant customers had an individual percentage of total revenues equaling 10% or greater:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Customer 1	67.7%	70.6%
Customer 2	18.9%	12.3%
Totals	86.6%	82.9%

At December 31, 2016 and 2015, the following significant customers had a concentration of accounts receivable representing 10% or greater of accounts receivable:

	December 31, 2016	December 31, 2015
Customer 1	57.4%	62.7%
Customer 2	32.3%	—
Customer 3	10.3%	—
Customer 4	—	13.0%
Totals	100.0%	75.7%

For the years ended December 31, 2016 and 2015, the following significant suppliers represented 10% or greater of goods purchased:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Supplier 1	55.1%	69.4%
Supplier 2	23.8%	22.5%
Supplier 3	21.1%	—
Totals	100.0%	91.9%

Supplier 1 is majority owned and controlled by the Chairman of the Board of the Company (See Note 10).

Note 10. Related Party Transactions

During the year ended December 31, 2015, the Company allocated an aggregate of $43,240 of compensation paid to the Company's former General Counsel to an entity owned partially by certain then officers and directors of the Company.  During the year ended December 31, 2015, the Company was reimbursed the entire amount of $93,240 due from three entities owned partially by certain then officers and directors of the Company.  The balance due from the three entities was $0 as of December 31, 2016 and 2015, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

On September 1, 2015, the Company transferred a security deposit of $2,489 and property and equipment having a net book value of $3,062 in order to settle $6,000 of expense reimbursement to an individual that was a former director and Chief Executive Officer of the Company, resulting in a gain on disposition of $449 (See Note 3).

On January 15, 2015, the Company issued a two-year promissory note in exchange for cash proceeds of $100,000 from an entity controlled by an individual that was a former director and Chief Executive Officer of the Company.  The note was unsecured, bore interest at 7.0% and required 18 monthly payments of interest only commencing at the beginning of month seven.  On December 19, 2016, the outstanding principal balance along with all accrued and unpaid interest of $4,169 was forgiven.  Accordingly, the Company recognized the forgiveness of debt of $104,169 as a contribution of capital by a stockholder during the year ended December 31, 2016 (See Note 5).

During July 2016 through October 2016, the Company obtained three short-term loans in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016; or (ii) or upon a change in control of the Company.  Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share.  On each respective date of issuance, the conversion price of each of the promissory notes was less than the market price of the Company’s common stock.  This resulted in a beneficial conversion feature in the aggregate amount of $117,500, which was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note.  Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Purchase Agreement with the Company (See Notes 1 and 5).

On December 19, 2016, the Company entered into the Purchase Agreement by and among the Company, NC 143,    and RMI, pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date.  As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391.   (See Notes 1 and 7)

During June 2016, the Company transferred inventory having a net book value of $8,467 to CPM, in exchange for cash proceeds of $100,000.  As the transfer of inventory was completed pursuant to a letter of intent between the Company and the Investors, the profit of $91,533, which had been deferred in the prior two quarters, was, on December 19, 2016 considered a contribution of capital by the Investors (See Note 7).

On January 12, 2015, the Company sold 200,000 common shares for $100,000, or $0.50 per share, to an entity controlled by certain then officers and directors of the Company (See Note 7).

The Company entered into a distributor agreement with CPM effective August 2, 2012, pursuant to which the Company acts as a non-exclusive distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party (See Note 1).

During the years ended December 31, 2016 and 2015, the Company purchased $103,578 and $431,102, respectively, of its products from CPM (See Note 9).  The balance due to CPM at December 31, 2016 and 2015 was $77,178 and $48,400, respectively.

As of December 31, 2016 and 2015, $0 and $22,202, respectively, was owed to officers of the Company or entities controlled by officers of the Company.  This amount is included in accounts payable – related parties on the accompanying consolidated balance sheets.