Form 10-Q
period 2017-03-31
Fuse Medical, Inc.
filed 2017-05-11
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 7, 2017, 15,890,808 shares of the registrant’s Common Stock were outstanding

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$445,520	$667,475
Accounts receivable, net of allowance of $0	122,677	58,065
Inventories	21,628	25,326
Prepaid expenses and other current assets	29,272	3,528
Total current assets	619,097	754,394
Property and equipment, net	6,467	8,931
Security deposit	3,822	3,822
Total assets	$629,386	$767,147
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,553	$83,410
Accounts payable - related parties	41,042	77,178
Accrued expenses	28,714	5,097
Note payable - related parties	150,000	150,000
Deferred rent - short term	412	160
Total current liabilities	294,721	315,845
Deferred rent - long term	458	687
Total liabilities	295,179	316,532
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 share authorized, 15,890,808 shares issued and outstanding	158,908	158,908
Additional paid-in capital	3,192,686	3,192,686
Accumulated deficit	(3,017,387)	(2,900,979)
Total stockholders' equity	334,207	450,615
Total liabilities and stockholders' equity	$629,386	$767,147

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For the Three-months Ended March 31, 2017	For the Three-months Ended March 31, 2016
Revenues	$148,157	$192,943
Cost of revenues	48,309	81,281
Gross profit	99,848	111,662
Operating expenses
General, administrative and other	250,742	228,577
Loss on disposal of property and equipment	307	1,580
Depreciation	1,857	3,642
Total operating expenses	252,906	233,799
Operating loss	(153,058)	(122,137)

Interest expense - related parties	(6,658)	(1,750)
Extinguishment of debt	43,308	-

Net loss	$(116,408)	$(123,887)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	15,890,808	6,890,808

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2017

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	15,890,808	$158,908	$3,192,686	$(2,900,979)	$450,615
Net loss	-	-	-	(116,408)	(116,408)
Balance, March 31, 2017	15,890,808	$158,908	$3,192,686	$(3,017,387)	$334,207

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	For the Three-months Ended March 31, 2017	For the Three-months Ended March 31, 2016
Cash flows from operating activities
Net loss	$(116,408)	$(123,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,857	3,642
Loss on disposal of property and equipment	307	1,580
Extinguishment of debt	(43,308)
Changes in operating assets and liabilities
Accounts receivable	(64,612)	213,866
Inventories	3,699	34,296
Prepaid expenses and other receivables	(25,744)	(316)
Accounts payable	34,451	(54,166)
Accounts payable - related parties	(36,136)	(1,991)
Accrued expenses	23,616	3,643
Deferred rent	23	275
Net cash (used in) provided by operating activities	(222,255)	76,942
Cash flows from investing activities
Proceeds from the disposal of property and equipment	300	300
Net cash provided by investing activities	300	300
Net (decrease) increase in cash and cash equivalents	(221,955)	77,242
Cash and cash equivalents - beginning of period	667,475	8,157
Cash and cash equivalents - end of period	$445,520	$85,399
Supplemental disclosure of cash flow information:
Interest Paid	$-	$1,750

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017
(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

The Company was initially incorporated in 1968 as Golf Rounds.com, Inc., a Delaware corporation.  Effective May 28, 2014, the Company amended its certificate of incorporation to change its name from “GolfRounds.com, Inc.” to “Fuse Medical, Inc.” (the “Company”).  Then, also on May 28, 2014, the Company merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly owned subsidiary of Fuse Medical, Inc (“Legacy Fuse”).  The transaction was accounted for as a reverse merger with Fuse Medical, Inc. deemed the legal acquirer, and Fuse Medical, LLC deemed the accounting acquirer.  During 2015, Certificates of Termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016 (the “Closing Date”), the Company entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), and Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg (“RMI” and, together with NC 143, the “Investors”), pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date.  As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391.  The closing of the Purchase Agreement resulted in a change in control of the Company whereby the Investors acquired a majority interest in the Company. Effective as of the Closing Date, Mark W. Brooks became the Chairman of the Board and Christopher C. Reeg became the Chief Executive Officer of the Company.

The Company distributes a broad portfolio of orthopedic implants including internal and external fixation products, upper and lower extremity plating and total joint reconstruction, soft tissue fixation and augmentation for sports medicine procedures, and full spinal implants for trauma, degenerative disc disease and deformity indications (“Orthopedic Implants”). The Company also supports its broad portfolio of Orthopedic Implants with human allografts, substitute bone materials and tendons, as well as amniotic tissues and fluids (“Biologics”). The Company’s principal supplier is CPM Medical Consultants, LLC (“CPM”) a company owned and controlled by the Company’s Chairman of the Board of Directors. The Company strives to provide cost savings and quality products to its customers, which include hospitals and medical facilities.

Basis of Presentation

The interim condensed financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes that the disclosures are adequate to make the information presented not misleading.

The condensed balance sheet information as of December 31, 2016 was derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 20, 2017 (“2016 Annual Report”). These condensed financial statements should be read in conjunction with the 2016 Annual Report.

The results of operations for the three-months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

FUSE MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017
(Unaudited)

Going Concern

The accompanying condensed financial statements have been prepared as if the Company will continue as a going concern. For the three-month period ended March 31, 2017, the Company had net cash used in operations of $222,255, of which $116,408 represented a net loss. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the ability of the Company’s management to successfully execute its restructuring and rebranding strategies and to achieve a level of profitability.

The Company’s management expects to fund its future development activities and its working capital needs largely from improved future operations and other traditional financing sources, such as a revolving line of credit facility, term notes, or additional private placements until such time that funds are provided by operations. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2016 audited financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company’s financing efforts will be successful, or if the Company’s management will be able to achieve profitable operations. Additional financing, may include undue restrictions on the Company’s operations in the case of debt, or cause substantial dilution for the Company’s stockholders in the case of equity financing.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed financial statements.  Actual results could differ from those estimates.  Significant estimates in the accompanying condensed financial statements include the allowance for doubtful accounts, valuation of inventories, the estimates of fixed assets useful lives, the valuation of property and equipment, the valuation allowance on deferred tax assets, and the fair value calculation of stock-based awards.

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

As of March 31, 2017, and 2016, common stock equivalents included options to purchase 1,304,788 and 609,576 common shares, respectively.  These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

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

Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets,

FUSE MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017
(Unaudited)

Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities, and

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.  The recorded value of notes payable approximates their fair value based upon their effective interest rates.

Reclassifications

Certain amounts in the accompanying condensed financial statements as of March 31, 2016, and for the three-months then ended, have been reclassified to conform to the March 31, 2017 condensed financial statements for the three-months then ended. These include deferred rent and depreciation expense, previously reported as a component of General, administrative and other and Accrued expenses, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three-months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at March 31, 2017 and 2016.  The Company maintains its cash in bank and financial institution deposit accounts that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any losses in such accounts from inception through March 31, 2017.  As of March 31, 2017, and December 31, 2016, there were deposits of $237,803 and $421,636, respectively, greater than federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. Payment trends and receivable amounts outstanding for an extended period beyond contractual terms are examples of these indicators. Accounts deemed uncollectible are written off in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of March 31, 2017, the Company had no liabilities for uncertain tax positions.  The Company's policy is to

FUSE MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017
(Unaudited)

recognize interest and penalties related to income tax matters as a component of income tax expense.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) the fees are fixed or determinable, (iii) no significant Company obligations remain, and (iv) collection of the related receivable is reasonably assured. The Company reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent (earning a fixed percentage of the sale) on a net basis, (net of related costs).

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period.  For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model.  Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates.  The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro-rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future condensed financial statements.

FUSE MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017
(Unaudited)

Note 3. Property and Equipment

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Computer equipment	$866	$29,290
Furniture and fixtures	5,047	6,347
Leasehold improvements	6,728	6,728
Office equipment	1,580	1,580
Software	-	-
	14,221	43,945
Less: accumulated depreciation	(7,754)	(35,014)
Property and equipment, net	$6,467	$8,931

Depreciation expense for the three-months ended March 31, 2017 and 2016 was $1,857 and $3,642, respectively.

Note 4. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three short-term loans from the Investors in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, and 18% interest per annum after December 31, 2016, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016, or (ii) upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share. This resulted in a beneficial conversion feature in the aggregate amount of $117,500, which was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note, maturing on December 31, 2016, the date in which the beneficial conversion feature was fully amortized.

During the three-months ended March 31, 2017 and 2016, interest expense of $6,658 and $1,750, respectively, was recognized on outstanding notes payable – related parties.  As of March 31, 2017, and December 31, 2016, accrued interest payable was $11,753 and $5,096, respectively, which is included in accrued expenses on the accompanying balance sheets.

Note 5. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Legacy Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and GolfRounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” included in Note 6 in our 2016 Annual Report, which is herein incorporated by reference. We anticipate incurring approximately $70,000 of additional legal fees regarding this matter. During April 2017, one of the named individuals in the complaint filed for bankruptcy protection. There is currently no trial date set.

The Company’s management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect our interests.

Accounts Payable

During the three months ended March 31, 2017, the Company recorded a gain of $43,308 on extinguishment of debt related to long-aged outstanding payables owed to a former law firm for $32,052 and two liability items aggregating $11,256 owed to the Company’s beneficial owners for services provided to the Company. The Company’s management believes if these items were contested, the probable outcome would be favorable primarily due to statute of limitations.

FUSE MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017
(Unaudited)

Note 6. Stockholders' Equity

Stock Options

A summary of the Company's stock option activity during the three-months ended March 31, 2017 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2016	1,304,788	$0.22	4.3	$35,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at March 31, 2017	1,304,788	$0.22	4.0	$183,000
Exercisable at March 31, 2017	1,304,788	$0.22	4.0	$183,000

Note 7. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three-months ended March 31, 2017 and 2016, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three-months Ended March 31, 2017	For the Three-months Ended March 31, 2016
Customer 1	39.8%	0.0%
Customer 2	26.5%	0.0%
Customer 3	21.0%	0.0%
Customer 4	10.7%	8.2%
Customer 5	0.0%	63.5%
Customer 6	0.0%	19.7%
Totals	98.0%	91.4%

At March 31, 2017 and December 31, 2016, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2017	December 31, 2016
Customer 1	39.3%	0.0%
Customer 2	25.4%	0.0%
Customer 3	20.0%	10.3%
Customer 4	12.9%	32.3%
Customer 5	0.0%	57.4%
Totals	97.6%	100.0%

FUSE MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017
(Unaudited)

For the three-months ended March 31, 2017 and 2016, the Company had significant suppliers representing 10% or greater of goods purchased as follows:

	For the Three-months Ended March 31, 2017	For the Three-months Ended March 31, 2016
Supplier 1	93.5%	71.2%
Supplier 2	6.5%	28.8%
Totals	100.0%	100.0%

Note 8. Related Party Transactions

The Company entered into a distributor agreement with CPM effective August 2, 2012, pursuant to which the Company acts as a non-exclusive distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party. Effective January 1, 2017, this agreement was amended to expand and include Orthopedic Implants and a broader assortment of Biologics. (See Note 1)

During the three-months ended March 31, 2017 and 2016 the Company purchased $45,442 and $0, respectively, of its products from CPM. The balance due to CPM at March 31, 2017 and December 31, 2016 was $41,042 and $77,178, respectively.

During July 2016 through October 2016, the Company obtained three short-term loans from the Investors in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, and 18% interest per annum after December 31, 2016, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016, or (ii) upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share. The balance of the notes payable at March 31, 2017 and December 31, 2016 was $150,000.

On December 19, 2016, the Company entered into the Purchase Agreement by and among the Company, NC 143, and RMI, pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date. As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391. (See Note 1)

During the three-months ended March 31, 2017, CPM provided shared services for back-office functions such as accounting, finance, supply chain management, and sales support. In addition, the Company’s Chief Executive Officer provided services at no charge to the Company. The financial statements do not reflect an estimate of fair value of these services.

Effective January 1, 2017 the Company engaged AmBio Staffing, LLC, a Texas licensed professional employment organization to provide payroll processing, employee benefit administration, and related human capital services. AmBio Staffing, LLC is owned and controlled by the Company’s Chairman of the Board of Directors. The balance due to AmBio Staffing, LLC at March 31, 2017 was $0. For the three-months ended March 31, 2017, $4,120 of fees were paid to AmBio Staffing, LLC for such services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc.

Overview

We are an emerging national medical device distributor providing a broad portfolio of Orthopedic implants including internal and external fixation products, upper and lower extremity plating and total joint reconstruction, soft tissue fixation and augmentation for sports medicine procedures, full spinal implants for trauma, degenerative disc disease and deformity indications, (“Orthopedic Implants”), and human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (“Biologics”) to support orthopedic surgeries and wound care:

•	Osteo Biologics – Cellular bone allografts, synthetics.
•	Tendon and Tissue – Ligaments, tendons, dermal graft.
•	Regenerative tissues – Amniotic membrane (dry), amniotic membrane (injectable), and amniotic fluids (frozen).
•	Autologous products – Platelet Rich Plasma, and Bone Marrow Aspirate concentration systems.

Medical device companies such as ours typically experience seasonality between the first two quarters compared to the last two quarters of the year. We believe this is in part the result of patient annual healthcare deductibles being met during the last two quarters of the calendar year compared to the first two quarters of the calendar year.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 20, 2017 (the “2016 Annual Report”), during December 2016 the Company’s change in control resulted in new executive leadership.

Our new executive leadership has the following strategic objectives:

•	Scalable cost effective infrastructure.
•	Broaden and expand product offerings.
•	Migrate sales model from fixed cost to variable cost.
•	Acquire strategic independent distributors.

During the three-months ended March 31, 2017, we have successfully executed the following milestones:

•	Expanded product manufacturer relationships from two manufacturers to over forty.
•	Effective January 1, 2017 all supply-chain, finance, sales support and other related functions were outsourced to a shared service platform providing scalability and strengthening internal controls.
•	Payroll and human capital functions were outsourced to a licensed Texas professional employment organization owned and controlled by our chairman of the board.
•

Legacy fixed cost sales management was replaced with arrangements with established independent contractors delivering existing books of business with in-depth industry experience, along with proven actual produced revenues.

•	Fixed costs contracts with third-party service providers have been renegotiated for more favorable terms or terminated.

We believe our comprehensive selection of Orthopedic Implant and Biologic products will prove instrumental in our ability to acquire new customers and increase revenues and profitability. We expect to offer incentives to key distributors, executive leadership and key employees as we continue to expand our strategic partnerships and network arrangements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., (or “GAAP”), requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our condensed financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements.

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our interim condensed notes to the financial statements beginning on page F-1 and found elsewhere in this report, and in our 2016 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

See Note 2 to the condensed financial statements included in this report for management’s discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth certain financial information from the Company’s condensed statements of income along with a percentage of net revenue and should be read in conjunction with the condensed financial statements and related notes included in this report.

	For the Three-months Ended March 31, 2017	(%)	For the Three-months Ended March 31, 2016	(%)
Revenues	$148,157	100%	$192,943	100%
Cost of revenues	48,309	33%	81,281	42%
Gross profit	99,848	67%	111,662	58%
Operating expenses:
General, administrative and other	250,742	169%	228,577	118%
Loss on disposal of property and equipment	307	0%	1,580	1%
Depreciation	1,857	1%	3,642	2%
Total operating expenses	252,906	171%	233,799	121%
Operating loss	(153,058)	-103%	(122,137)	-63%

Interest expense	(6,658)	-4%	(1,750)	-1%
Extinguishment of debt	43,308	29%	-	0%

Net loss	$(116,408)	-79%	$(123,887)	-64%

Three-months Ended March 31, 2017 Compared to Three-months Ended March 31, 2016

Net Revenues

For the three-months ended March 31, 2017, net revenues were $148,157, compared to $192,943 for the three-months ended March 31, 2016, a decrease of $44,786, or approximately 23%. The decline in revenues is primarily a result of an approximate 18% decline in case count volume and an approximate 5% reduction in average price per case. The Company gained four new customers, offset by six inactive customers.

Cost of Revenues

For the three-months ended March 31, 2017, our cost of revenues was $48,309, compared to $81,281 for the three-months ended March 31, 2016, representing a decrease of $32,971, or approximately 41%. The decrease in cost of revenues is primarily attributable to an approximate 18% decline in revenue volume.

Gross Profit

For the three-months ended March 31, 2017, we generated a gross profit of $99,847, compared to $111,662 for the three-months ended March 31, 2016, a decrease of $11,814, or approximately 12%. As a percentage of revenue, gross profit was approximately 67% and 58% for the three-months ended March 31, 2017 and 2016, respectively. The improvement, or increase, in percentage of revenues is approximately 9% and is primarily a result of the Company’s shift to more profitable products such as total joint reconstruction implants, sports medicine soft tissue fixation and augmentation products, and a broader assortment of Biologics items.

General, Administrative and Other

For the three-months ended March 31, 2017, general, administrative and other operating expenses increased to $250,742 from $228,577 for the three-months ended March 31, 2016, representing an increase of $22,165, or approximately 10%. As a percentage of revenue, general, administrative and other was approximately 169% and 118% for the three-months ended March 31, 2017 and 2016, respectively. The increase as a percentage of income is approximately 51% and is primarily driven by an increase of approximately 25% for legal costs related to investment in our corporate restructuring, an increase of approximately 21% in rebranding and integration costs, increase of approximately 8% in other corporate fixed costs, increase of approximately 3% for payroll and benefits expense, offset in part, by approximately 3% savings from the Company’s exit of sponsorship programs, and a decrease of approximately 3% in commissions expense.

Depreciation Expense

For the three-months ended March 31, 2017, depreciation expense decreased to $1,857 from $3,642 for the three-months ended March 31, 2016, representing a decrease of $1,785 or approximately 49%. The decrease is primarily related to a reduction in fixed assets.

Interest Expense

For the three-months ended March 31, 2017, interest expense increased to $6,658 from $1,750 for the three-months ended March 31, 2016, representing an increase of $4,908, or approximately 281%. The increase is primarily related to note payables – related party originating July 15, August 23, and October 19, 2016.

Extinguishment of Debt

For the three-months ended March 31, 2017 the Company recorded a $43,308 on extinguishment of debt, primarily related to long-aged outstanding payables owed to a former law firm for $32,052 and two liability items aggregating $11,256 owed to the Company’s beneficial owners for services provided to the Company.

Net Loss

For the three-months ended March 31, 2017, the Company generated a net loss of $116,408 compared to a net loss of $123,887 for the three-months ended March 31, 2016. The increase is primarily due to improved gross profit and extinguishment of debt, offset by increased general, administrative and other costs, and interest expense as a percentage to revenue.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	3 Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(222,255)	$76,942
Net cash provided by investing activities	300	300
Net (decrease) increase in cash and cash equivalents	$(221,955)	$77,242

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the three-months ended March 31, 2017 resulted primarily from a net loss of $116,408, a $64,612 increase in accounts receivable, a $44,993 reduction in accounts payable, an increase of $25,744 in prepaid expense and other current assets, offset in part by a $23,617 increase in accrued expenses, decrease of $3,699 in inventories, and $2,187 of adjustments in depreciation expense and other non-cash items.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three-months ended March 31, 2017 resulted cash proceeds from the disposal of property and equipment of $300.

Net Cash Provided by Financing Activities

There were no cash financing activities during the three-months ended March 31, 2017.

Liquidity

At March 31, 2017, we had working capital of $324,377, including $445,520 in cash and cash equivalents. As of May 8, 2017, the Company had approximately $450,000 in available cash. Our cash is concentrated in a large financial institution. Management believes that its current cash balance, along with anticipated cash generated by operations and a network of independent distributors will be enough to sustain operations through March 31, 2018.

The accompanying condensed financial statements have been prepared as if the Company will continue as a going concern. For the three-month period ended March 31, 2017, the Company had net cash used in operations of $222,255, of which $116,408 represented a net loss. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the ability of the Company’s management to successfully execute its restructuring and rebranding strategies and to achieve a level of profitability. We expect to fund its future development activities and its working capital needs largely from improved future operations and other traditional financing sources, such as a revolving line of credit facility, term notes, or additional private placements until such time that funds are provided by operations. Our independent registered public accounting firm, in its report on the Company’s 2016 audited financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company’s financing efforts will be successful, or if the Company’s management will be able to achieve profitable operations. Additional financing, may include undue restrictions on the Company’s operations in the case of debt, or cause substantial dilution for the Company’s stockholders in the case of equity financing.

The estimated costs of operations while we work to increase our revenues is substantially greater than the amount of funds we have on hand. Our existence is dependent upon our ability to execute our restructuring and rebranding strategies and have accessibility to adequate funding as required. There can be no assurance that our efforts will result in profitable operations or provide resolution of our liquidity challenges. See Risk Factors, Item 1A, in our 2016 Annual Report.

In our 2016 Annual Report, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements concerning the Company's assumption that we will continue as a going concern.

Capital Expenditures

For the three-months ended March 31, 2017, the Company had no material capital expenditures. The Company has no material commitments for capital expenditures as of March 31, 2017. As we begin to execute on growth strategies, we may invest up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across business development initiatives, including investment in inventories and scalable infrastructure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer, with the participation of our Board of Directors, have deemed disclosure controls and procedures, as of March 31, 2017 significantly improved, but not effective.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting of the Company. Due to the Chief Executive Officer’s and interim Chief Financial Officer’s short tenure during the reporting period, management was unable to make a complete assessment regarding the establishment and maintenance of adequate internal controls over financial reporting of the Company using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Due to the lack of such analysis, management believes internal controls over financial reporting were not effective as of that date.

Changes in Internal Controls Over Financial Reporting

During the three-months ended March 31, 2017, we out-sourced our supply chain management, finance, sales support, and other related functions, including payroll processing, employee benefit administration, and related human capital services to companies owned and controlled by the Company’s Chairman of the Board of Directors. We believe these arrangements have provided for improved internal controls over financial reporting and have provided the Company scalability for anticipated growth and expansion, while driving down fixed costs per transaction.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Legacy Fuse (See Note 1, “Nature of Operations and liquidity” of our interim condensed notes to the financial statements beginning on page F-1 and found elsewhere in this report), Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and GolfRounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” included in Note 6 in our 2016 Annual Report, which is herein incorporated by reference. We anticipate incurring approximately $70,000 of additional legal fees regarding this matter. During April 2017, one of the named individuals in the complaint filed for bankruptcy protection. There is currently no trial date set.

The Company’s management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect our interests.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 31, 2017, David A. Hexter resigned as Chief Financial Officer and Principal Accounting Officer of the Company as well as from all other positons held with the Company and its subsidiaries. The Board appointed William E. McLaughlin, III, to serve as interim Chief Financial Officer and Principal Accounting Officer until such time the Company can economically sustain a full-time position of such caliber. Mr. McLaughlin currently serves as a member of the Board of Directors and is Chairman of the Audit Committee.

On April 3, 2017, Robert H. Donehew and Christopher C. Pratt, D.O. each resigned as members of the board of directors of the Company.

On April 5, 2017, the Board of Directors approved the 2017 Equity Incentive Plan of the Company, subject to approval by our shareholders.  The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and other stock-based awards.

Each of the above events was reported in our Current Report on Form 8-K, filed on April 6, 2017.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: May 11, 2017	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2017	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Interim Chief Financial Officer and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K, filed on September 15, 2014, and incorporated herein by reference).

3.2

Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to the Company’s Information Statement, filed on December 4, 2015, and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.2 to the Company’s Current Report Form 8-K, filed on May 29, 2014, and incorporated herein by reference).

3.4	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Company’s Form 8-K filed on May 29, 2014).

3.5	Amendment No. 1 to the Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

4.1	2017 Equity Incentive Plan of Fuse Medical, Inc. dated April 5, 2017 (filed as Exhibit 99.2 to the Company’s Form 8-K filed April 6, 2017).

10.1

Settlement Agreement, General Release and Covenant Not to Sue, dated to be effective March 31, 2017 by and between Fuse Medical, Inc. and David A. Hexter (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2017).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith