Form 10-Q
period 2017-06-30
Fuse Medical, Inc.
filed 2017-08-10
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10093

Fuse Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-1224913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1565 N. Central Expressway, Suite 220, Richardson, TX	75080
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 7, 2017, 15,890,808 shares of the registrant’s Common Stock were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$445,265	$667,475
Accounts receivable, net of allowance of $0	216,214	58,065
Inventories	18,841	25,326
Prepaid expenses and other current assets	29,346	3,528
Total current assets	709,666	754,394
Property and equipment, net	5,471	8,931
Security deposit	3,822	3,822
Total assets	$718,959	$767,147
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,174	$83,410
Accounts payable - related parties	112,140	77,178
Accrued expenses	39,877	5,097
Note payable - related parties	150,000	150,000
Deferred rent - short term	664	160
Total current liabilities	391,855	315,845
Deferred rent - long term	230	687
Total liabilities	392,085	316,532
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,890,808 shares issued and outstanding	158,908	158,908
Additional paid-in capital	3,192,686	3,192,686
Accumulated deficit	(3,024,720)	(2,900,979)
Total stockholders' equity	326,874	450,615
Total liabilities and stockholders' equity	$718,959	$767,147

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three-months Ended June 30, 2017	For the Three-months Ended June 30, 2016	For the Six- months Ended June 30, 2017	For the Six- months Ended June 30, 2016
Revenues	$334,672	$120,643	$482,829	$313,586
Cost of revenues (primarily from related party, see note 8)	114,992	20,837	163,302	102,118
Gross profit	219,680	99,806	319,527	211,468
Operating expenses:
General, administrative and other	219,286	182,938	470,028	411,515
Loss on disposal of property and equipment	-	-	307	1,580
Depreciation	996	3,522	2,853	7,164
Total operating expenses	220,282	186,460	473,188	420,259
Operating loss	(602)	(86,654)	(153,661)	(208,791)

Interest expense	(6,731)	(1,750)	(13,388)	(3,500)
Extinguishment of debt	-	-	43,308	-

Net loss	$(7,333)	$(88,404)	$(123,741)	$(212,291)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	15,890,808	6,890,808	15,890,808	6,890,808

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	15,890,808	$158,908	$3,192,686	$(2,900,979)	$450,615
Net loss	-	-	-	(123,741)	(123,741)
Balance, June 30, 2017	15,890,808	$158,908	$3,192,686	$(3,024,720)	$326,874

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six- months Ended June 30, 2017	For the Six- months Ended June 30, 2016
Cash flows from operating activities
Net loss	$(123,741)	$(212,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,853	7,164
Loss on disposal of property and equipment	307	1,580
Extinguishment of debt	(43,308)	-
Changes in operating assets and liabilities
Accounts receivable	(158,149)	263,173
Inventories	6,485	55,730
Prepaid expenses and other receivables	(25,818)	9,257
Accounts payable	49,072	(89,858)
Accounts payable - related parties	34,962	(14,573)
Accrued expenses	34,781	72
Deferred revenues	-	91,534
Deferred rent	46	550
Net cash (used in) provided by operating activities	(222,510)	112,338
Cash flows from investing activities
Proceeds from the disposal of property and equipment	300	300
Net cash provided by investing activities	300	300
Net (decrease) increase in cash and cash equivalents	(222,210)	112,638
Cash and cash equivalents - beginning of period	667,475	8,157
Cash and cash equivalents - end of period	$445,265	$120,795
Supplemental disclosure of cash flow information:
Interest Paid	$-	$3,500

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

Note 1. Nature of Operations

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

On December 19, 2016 (the “Closing Date”), the Company entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), and Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg (“RMI” and, together with NC 143, the “Investors”), pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date.  As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391.  The closing of the Purchase Agreement resulted in a change in control of the Company whereby the Investors acquired a majority interest in the Company. Effective as of the Closing Date, Mark W. Brooks became the Chairman of the Board of Directors and Christopher C. Reeg became the Chief Executive Officer of the Company.

The Company distributes a broad portfolio of orthopedic implants including internal and external fixation products, upper and lower extremity plating and total joint reconstruction, soft tissue fixation and augmentation for sports medicine procedures, and full spinal implants for trauma, degenerative disc disease and deformity indications (“Orthopedic Implants”). The Company also supports its broad portfolio of Orthopedic Implants with human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (“Biologics”). The Company’s principal supplier is CPM Medical Consultants, LLC (“CPM”) a company owned and controlled by the Company’s Chairman of the Board of Directors. The Company strives to provide cost savings and quality products to its customers, which include hospitals and medical facilities.

Basis of Presentation

The interim condensed financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The condensed balance sheet information as of December 31, 2016, was derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 20, 2017 (“2016 Annual Report”). These condensed financial statements should be read in conjunction with the 2016 Annual Report.

The results of operations for the three and six-months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

Going Concern

The accompanying condensed financial statements have been prepared as if the Company will continue as a going concern. For the six-month period ended June 30, 2017, the Company had net cash used in operations of $222,510, of which $123,741 represented a net loss. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the ability of the Company’s management to successfully execute its restructuring and rebranding strategies and to achieve a level of profitability. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2016 audited financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management expects to fund its future business development activities and its working capital needs largely from improved future operations and other traditional financing sources, such as a revolving line of credit facility, term notes, or additional private placements until such time adequate funds are provided by operations. There can be no assurance that the Company’s financing efforts will be successful, or if the Company’s management will be able to achieve profitable operations. Additional financing, may include restrictions on the Company’s operations in the case of debt, or cause dilution for the Company’s stockholders in the case of equity financing.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts in the condensed financial statements. Actual results could differ from those estimates.  Significant estimates in the accompanying condensed financial statements include the allowance for doubtful accounts, valuation of inventories, the estimates of fixed assets useful lives, the valuation of property and equipment, the valuation allowance on deferred tax assets, and the fair value calculation of stock-based awards.

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

As of June 30, 2017, and 2016, common stock equivalents included options to purchase 1,304,788 and 609,576 common shares, respectively.  These instruments are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

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

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

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

Reclassifications

Certain amounts in the accompanying condensed financial statements as of June 30, 2016, and for the three-months and six-months then ended, have been reclassified to conform to the June 30, 2017 condensed financial statements for the three-months and six-months then ended. These include deferred rent and depreciation expense, previously reported as a component of accrued expenses and general, administrative and other expenses, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three-months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2017 and 2016. The Company maintains its cash in financial institution deposit accounts that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through June 30, 2017. As of June 30, 2017, and December 31, 2016, there were deposits of $206,693 and $421,636, respectively, greater than federally insured limits.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories consist entirely of finished goods and include Orthopedic Implants and Biologics. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of June 30, 2017, the Company had no liabilities for uncertain tax positions.  The Company's policy is to

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

recognize interest and penalties related to income tax matters as a component of income tax expense.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash payments.” The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for the public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The amendments in this update may be applied retrospectively or prospectively and early adoption is permitted. The Company’s management do not believe that this guidance will have a material impact on its financial statements and disclosures.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

All other ASUs issued and not yet effective for the six-months ended June 30, 2017, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position of results of operations.

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Computer equipment	$-	$29,290
Furniture and fixtures	5,047	6,347
Leasehold improvements	6,728	6,728
Office equipment	1,580	1,580
	13,355	43,945
Less: accumulated depreciation	(7,884)	(35,014)
Property and equipment, net	$5,471	$8,931

Depreciation expense for the three-months ended June 30, 2017 and 2016 was $996 and $3,522, respectively. Depreciation expense for the six-months ended June 30, 2017 and 2016 was $2,853 and $7,164, respectively. During the six months ended June 30, 2017 the Company disposed of furniture and fixtures with a net book value of $607 for proceeds of $300, resulting in a loss of $307 on disposal of property and equipment.

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

During the three-months ended June 30, 2017 and 2016, interest expense of $6,731 and $1,750, respectively, was recognized on outstanding notes payable – related parties and are reflected within interest expense on the accompanying condensed statements of operations.  During the six-months ended June 30, 2017 and 2016, interest expense of $13,388 and $3,500, respectively, was recognized on outstanding notes payable – related parties and are reflected within interest expense on the accompanying condensed statements of operations. As of June 30, 2017, and December 31, 2016, accrued interest payable was $18,485 and $5,096, respectively, which is included in accrued expenses on the accompanying condensed balance sheets.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

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

Accounts Payable

During the six-months ended June 30, 2017, the Company recorded a gain of $43,308 on extinguishment of long-aged outstanding payables owed to a former law firm for $32,052 and liabilities aggregating $11,256 owed to the Company’s beneficial owners for services provided to the Company and is reflected within extinguishment of debt on the accompanying condensed statements of operations. The Company’s management believes if these items were contested, the probable outcome would be favorable primarily due to statute of limitations.

Note 6. Stockholders' Equity

Stock Options

Stock Incentive Plans

The Company has a share-based compensation plan which provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors; the 2017 Equity Incentive Plan of Fuse Medical, Inc. (the “2017 Plan”), which was adopted by the Company’s Board of Directors on April 5, 2017. The awards are subject to a vesting schedule as set forth in individual agreements. No equity awards have been issued pursuant to the 2017 Plan.

The following summary reflects equity awards granted prior to the 2017 Plan and the stock option activity during the six-months ended June 30, 2017 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2016	1,304,788	$0.22	4.3	$35,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at June 30, 2017	1,304,788	$0.22	3.8	$183,000
Exercisable at June 30, 2017	1,304,788	$0.22	3.8	$183,000

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

Note 7. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three-months and six-months ended June 30, 2017 and 2016, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three-months Ended June 30, 2017	For the Three-months Ended June 30, 2016	For the Six-months Ended June 30, 2017	For the Six-months Ended June 30, 2016
Customer 1	45.8%	0.0%	38.2%	0.0%
Customer 2	22.2%	0.0%	23.5%	0.0%
Customer 3	17.9%	0.0%	24.6%	0.0%
Customer 4	13.1%	0.0%	9.1%	0.0%
Totals	99.0%	0.0%	95.4%	0.0%

At June 30, 2017 and December 31, 2016, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2017	December 31, 2016
Customer 1	43.3%	0.0%
Customer 2	20.3%	0.0%
Customer 3	20.1%	10.3%
Customer 4	14.8%	0.0%
Totals	98.5%	10.3%

The Company’s principal supplier is CPM and provided 10% or greater of the Company’s goods purchased for the periods presented below:

	For the Three-months Ended June 30, 2017	For the Three-months Ended June 30, 2016	For the Six-months Ended June 30, 2017	For the Six-months Ended June 30, 2016
Supplier 1	100.0%	32.7%	98.1%	15.3%
Totals	100.0%	32.7%	98.1%	15.3%

Note 8. Related Party Transactions

The Company entered into a distributor agreement with CPM effective August 2, 2012, pursuant to which the Company acts as a non-exclusive distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual anniversary date for successive one-year terms unless it is terminated in writing by either party. Effective January 1, 2017, this agreement was amended to expand and include Orthopedic Implants and a broader assortment of Biologics. (See Note 1)

During the three-months ended June 30, 2017 and 2016 the Company sold $112,140 and $3,940, respectively, of its products purchased from CPM that are reflected in cost of revenues on the accompanying condensed statements of operations. During the six-months ended June 30, 2017 and 2016 the Company sold $157,582 and $13,000, respectively, of its products purchased from CPM that are reflected in cost of revenues on the accompanying condensed statements of operations.

During the three-months ended June 30, 2017 and 2016 the Company purchased $112,665 and $13,200, respectively, of its products from CPM. During the six-months ended June 30, 2017 and 2016 the Company purchased $158,107 and $13,200, respectively, of its products from CPM. The balance due to CPM at June 30, 2017 and December 31, 2016 was $112,140 and $77,178, respectively, and are reflected within accounts payable – related parties on the accompanying condensed balance sheets.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2017
(Unaudited)

During July 2016 through October 2016, the Company obtained three short-term loans from the Investors in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, and 18% interest per annum after December 31, 2016, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016, or (ii) upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share. The balance of the notes payable at June 30, 2017 and December 31, 2016 was $150,000.

On December 19, 2016, the Company entered into the Purchase Agreement by and among the Company, NC 143, and RMI, pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date. As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391. (See Note 1)

During the three-months and six-months ended June 30, 2017, CPM provided shared services for back-office functions such as accounting, finance, supply chain management, and sales support. In addition, the Company’s Chief Executive Officer and Interim Chief Financial Officer provided services at no charge to the Company. The financial statements do not reflect an estimate of fair value of these services.

Effective January 1, 2017 the Company engaged AmBio Staffing, LLC, a Texas licensed professional employment organization to provide payroll processing, employee benefit administration, and related human capital services. AmBio Staffing, LLC is owned and controlled by the Company’s Chairman of the Board of Directors. The balance due to AmBio Staffing, LLC at June 30, 2017 and December 31, 2016 was $8,660 and $0, respectively, and is reflected within accounts payable on the accompanying condensed balance sheets. For the three-months and six-months ended June 30, 2017, $2,757 and $6,877 of fees were paid to AmBio Staffing, LLC for such services, respectively and are reflected within general, administrative and other expenses on the accompanying condensed statements of operations.

Note 9. Subsequent Events

On July 17, 2017, the Company entered into an assignment of sublease and consent, dated July 17, 2017 terminating all obligations of the Company under its assigned office sublease at 1300 Summit Avenue, Suite 670, Fort Worth, Texas 76102.

On July 19, 2017, the Company entered into a commercial property lease agreement for its new office space located at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080, dated to be effective July 14, 2017, by and between the Company and 1565 North Central Expressway, LP—an entity controlled by the Company’s Chairman of the Board of Directors. The Lease provides that the Company will pay rent of $4,000 per month and the initial term of the Lease begins on July 14, 2017 and ends December 31, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc.

Overview

We are an emerging national medical device distributor providing a broad portfolio of orthopedic implants including internal and external fixation products, upper and lower extremity plating and total joint reconstruction, soft tissue fixation and augmentation for sports medicine procedures, full spinal implants for trauma, degenerative disc disease and deformity indications, (“Orthopedic Implants”), and human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (“Biologics”) to support orthopedic surgeries and wound care. Our Biologics include:

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

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 20, 2017 (the “2016 Annual Report”), during December 2016 the change in control over a majority of our issued and outstanding voting common stock resulted in new executive leadership.

Our new executive leadership has the following strategic objectives:

•	Scalable cost effective infrastructure.
•	Broaden and expand product offerings.
•	Migrate sales model from fixed cost to variable cost.
•	Acquire strategic independent distributors.

During the six-months ended June 30, 2017, we have successfully executed the following milestones:

•	Expanded product offerings from two manufacturers to over forty.
•	Effective January 1, 2017 all supply-chain, finance, sales support and other related functions were outsourced to a shared service platform providing scalability and strengthening internal controls.
•	Payroll and human capital functions were outsourced to a licensed Texas professional employment organization owned and controlled by our Chairman of the Board of Directors.
•	Legacy sales management was replaced with arrangements with established independent contractors who contribute existing books of business with strong revenue, and in-depth industry experience.
•	Fixed costs contracts with third-party service providers have been renegotiated for more favorable terms or terminated.
•	Conducted formalized initiatives:
o	To identify synergistic acquisition targets;
o	Vertical supply chain integration opportunities, and
o	Strategic high value new vendor relationships.

We continue to believe our comprehensive selection of Orthopedic Implants and Biologics products will prove instrumental in our ability to acquire new customers and increase revenues and profitability as demonstrated by our three months-ended March 31, 2017 and June 30, 2017 results of operations over the prior year. We expect to offer incentives to key distributors, executive leadership and key employees as we continue to expand our strategic partnerships and network arrangements.

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

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our condensed notes to the financial statements beginning on page F-1 and found elsewhere in this report, and in our 2016 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

See Note 2 to the condensed financial statements included in this report for management’s discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth certain financial information from our condensed statements of operations along with a percentage of net revenue and should be read in conjunction with the condensed financial statements and related notes included in this report.

	For the Three-months Ended June 30, 2017	(%)	For the Three-months Ended June 30, 2016	(%)	For the Six-months Ended June 30, 2017	(%)	For the Six-months Ended June 30, 2016	(%)
Revenues	$334,672	100%	$120,643	100%	$482,829	100%	$313,586	100%
Cost of revenues	114,992	34%	20,837	17%	163,302	34%	102,118	33%
Gross profit	219,680	66%	99,806	83%	319,527	66%	211,468	67%
Operating expenses:
General, administrative and other	219,286	66%	182,938	152%	470,028	97%	411,515	131%
Loss on disposal of property and equipment	-	0%	-	0%	307	0%	1,580	1%
Depreciation	996	0%	3,522	3%	2,853	1%	7,164	2%
Total operating expenses	220,282	66%	186,460	155%	473,188	98%	420,259	134%
Operating loss	(602)	0%	(86,654)	-72%	(153,661)	-32%	(208,791)	-67%

Interest expense	(6,731)	-2%	(1,750)	-1%	(13,388)	-3%	(3,500)	-1%
Extinguishment of debt	-	0%	-	0%	43,308	9%	-	0%

Net loss	$(7,333)	-2%	$(88,404)	-73%	$(123,741)	-26%	$(212,291)	-68%

Three-months Ended June 30, 2017 Compared to Three-months Ended June 30, 2016

Revenues

For the three-months ended June 30, 2017, revenues were $334,672 compared to $120,643 for the three-months ended June 30, 2016, an increase of $214,029, or approximately 177%. The increase in revenues is primarily a result of an approximate 36% increase in case count volume and an approximate 141% increase in average price per case. We gained four new customers, offset, in part, by two customers becoming inactive.

Cost of Revenues

For the three-months ended June 30, 2017, our cost of revenues was $114,992, compared to $20,837 for the three-months ended June 30, 2016, representing an increase of $94,155, or approximately 452%. The increase in cost of revenues is primarily attributable to an approximate 36% increase in revenue case volume and shift to Orthopedic Implants case volume which carry higher average cost.

Gross Profit

For the three-months ended June 30, 2017, we generated a gross profit of $219,680, compared to $99,806 for the three-months ended June 30, 2016, an increase of $119,874, or approximately 120%. As a percentage of revenue, gross profit was approximately 66% and 83% for the three-months ended June 30, 2017 and 2016, respectively. The decline in percentage of revenues is approximately 17%

and is primarily a result of our strategy to increase Orthopedic Implant revenue. For the three-months ended June 30, 2017 and 2016, Orthopedic Implants represented 72% and 6% of revenues, respectively.

General, Administrative and Other Expenses

For the three-months ended June 30, 2017, general, administrative and other operating expenses increased to $219,286 from $182,938 for the three-months ended June 30, 2016, representing an increase of $36,348, or approximately 20%. As a percentage of revenue, general, administrative and other operating expenses were approximately 66% and 152% for the three-months ended June 30, 2017 and 2016, respectively. The decrease as a percentage of revenues is approximately 86% and is primarily the result of a decrease of approximately 65% for payroll and benefit expense, a decrease of approximately 21% in professional fees, a 17% reduction in other corporate expense, approximately 5% of savings from our exit of sponsorship programs, offset, in part, by an approximate 19% increase in legal and valuation study costs relating to our corporate restructuring and rebranding strategies, and an approximately 3% increase in commission expense.

Depreciation Expense

For the three-months ended June 30, 2017, depreciation expense decreased to $996 from $3,522 for the three-months ended June 30, 2016, representing a decrease of $2,526 or approximately 72%. The decrease is primarily related to a reduction in fixed assets.

Interest Expense

For the three-months ended June 30, 2017, interest expense increased to $6,731 from $1,750 for the three-months ended June 30, 2016, representing an increase of $4,981, or approximately 285%. The increase is primarily related to note payables – related party originating July 15, August 23, and October 19, 2016.

Net Loss

For the three-months ended June 30, 2017, we had a net loss of $7,333 compared to a net loss of $88,404 for the three-months ended June 30, 2016, representing improved profitability by $81,071 or approximately 92%. This increase in profitability as a percentage of revenues was approximately 71% and is primarily a result of a reduction of approximately 86% in general, administrative and other operating expenses and a reduction in depreciation expense of approximately 3%, offset, in part, by approximately a 17% reduction in gross profit and an approximate 1% increase in interest expense.

Six-months Ended June 30, 2017 Compared to Six-months Ended June 30, 2016

Revenues

For the six-months ended June 30, 2017, revenues were $482,829, compared to $313,586 for the six-months ended June 30, 2016, an increase of $169,243, or approximately 54%. The increase in revenues is primarily a result of an approximate 11% increase in case count volume and an approximate 43% increase in average price per case. We gained five new customers, offset, in part, by six customers becoming inactive.

Cost of Revenues

For the six-months ended June 30, 2017, our cost of revenues was $163,302, compared to $102,118 for the six-months ended June 30, 2016, representing an increase of $61,184, or approximately 60%. The increase in cost of revenues is primarily attributable to an approximate 11% increase in revenue case volume and a product mix shift to increased Orthopedic Implants case volume, which carry higher average cost.

Gross Profit

For the six-months ended June 30, 2017, we generated a gross profit of $319,527, compared to $211,468 for the six-months ended June 30, 2016, an increase of $108,059, or approximately 51%. As a percentage of revenue, gross profit was approximately 66% and 67% for the six-months ended June 30, 2017 and 2016, respectively. The decline in percentage of revenues is approximately 1% and is primarily a result of our strategy to increase Orthopedic Implants revenue. For the three-months ended June 30, 2017 and 2016, Orthopedic Implants represented 75% and 5% of revenues, respectively.

General, Administrative and Other Expenses

For the six-months ended June 30, 2017, general, administrative and other operating expenses increased to $470,028 from $411,515 for the six-months ended June 30, 2016, representing an increase of $58,513, or approximately 14%. As a percentage of revenue, general, administrative and other was approximately 97% and 131% for the six-months ended June 30, 2017 and 2016, respectively. This decrease as a percentage of revenues is approximately 34% and is primarily the result of a reduction of approximately 36% for payroll and benefits, approximately 9% for professional fees, approximately 8% for other corporate fixed costs, approximately 4% of savings from our exit of sponsorship programs, offset, in part, by an approximately 23% increase in legal and valuation study costs relating to our corporate restructuring and rebranding initiatives.

Depreciation Expense

For the six-months ended June 30, 2017, depreciation expense decreased to $2,853 from $7,164 for the six-months ended June 30, 2016, representing a decrease of $4,311 or approximately 60%. The decrease is primarily related to a reduction in fixed assets.

Interest Expense

For the six-months ended June 30, 2017, interest expense increased to $13,388 from $3,500 for the six-months ended June 30, 2016, representing an increase of $9,888, or approximately 283%. The increase is primarily related to note payables – related party originating July 15, August 23, and October 19, 2016.

Extinguishment of Debt

For the six-months ended June 30, 2017 we recorded a $43,308 on extinguishment of debt, primarily related to long-aged outstanding payables owed to a former law firm for $32,052 and liabilities aggregating $11,256 owed to the Company’s beneficial owners for services provided to the Company.

Net Loss

For the six-months ended June 30, 2017, we generated a net loss of $123,741 compared to a net loss of $212,291 for the six-months ended June 30, 2016. The decrease is primarily due to reduced general, administrative and other costs, and extinguishment of debt, offset by increased interest expense as a percentage to revenue.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(222,510)	$112,338
Net cash provided by investing activities	300	300
Net (decrease) increase in cash and cash equivalents	$(222,210)	$112,638

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the six-months ended June 30, 2017 resulted primarily from a net loss of $123,741, a $158,149 increase in accounts receivable, a $25,818 increase in prepaid expenses and other receivables, $40,148 of adjustments in depreciation expense and other non-cash items, net, offset in part, by $49,072 increase in accounts payable, $34,962 increase in accounts payable-related parties, $34,781 increase in accrued expenses, $6,485 reduction in inventories, and $46 increase in deferred rent.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six-months ended June 30, 2017 resulted cash proceeds from the disposal of property and equipment of $300.

Net Cash Provided by Financing Activities

There were no cash financing activities during the six-months ended June 30, 2017.

Liquidity

At June 30, 2017, we had working capital of $317,811, including $445,265 in cash and cash equivalents. As of August 7, 2017, we had approximately $460,000 in available cash. Our cash is concentrated in a large financial institution. We believe that our current cash balance, along with anticipated cash generated by operations, an expanded network of independent distributors, and execution of our initiatives will be enough to sustain operations through June 30, 2018.

The accompanying condensed financial statements have been prepared as if we will continue as a going concern. For the six-month period ended June 30, 2017, we had net cash used in operations of $222,510, of which $123,741 represented a net loss. In view of these matters, our ability to continue as a going concern is dependent upon our ability to successfully continue executing our restructuring and rebranding strategies and to achieve a level of profitability. We expect to fund our future business development activities and our working capital needs largely from improved future operations and other traditional financing sources, such as a revolving line of credit facility, term notes, or additional private placements until such time that funds are provided by operations. Our independent registered public accounting firm, in its report on our 2016 audited financial statements, has raised substantial doubt about our ability to continue as a going concern. There can be no assurance that our financing efforts will be successful, or if our management will be able to achieve profitable operations. Additional financing, may include undue restrictions on our operations in the case of debt, or cause substantial dilution for our stockholders in the case of equity financing.

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

In our 2016 Annual Report, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements concerning our assumption that we will continue as a going concern.

Capital Expenditures

For the six-months ended June 30, 2017, we had no material capital expenditures. We have no material commitments for capital expenditures as of June 30, 2017. As we begin to execute on growth strategies, we may invest up to $100,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across business development initiatives, including investment in inventories and scalable infrastructure.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer, with the participation of our Board of Directors, have deemed disclosure controls and procedures, as of June 30, 2017, significantly improved since December 31, 2016.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. With the new executive leadership team, including the Chief Executive Officer and the Chief Financial Officer, and the significant required restructuring and rebranding efforts deemed necessary by our Board of Directors, our management was unable to complete their full assessment regarding the establishment and maintenance of adequate internal controls over our financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Due to the lack of such analysis, management believes internal controls over financial reporting were not effective as of that date. Our Board of Directors, Chief Executive Officer, and Chief Financial Officer have committed to engaging an independent third party consulting firm during the third quarter of 2017 to assist in establishing a sustainable framework and processes to ensure adequate internal controls over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the six-months ended June 30, 2017, we out-sourced our supply chain management, finance, sales support, and other related functions, including payroll processing, employee benefit administration, and related human capital services to companies owned and controlled by our Chairman of the Board of Directors. We believe these arrangements have significantly improved internal controls over financial reporting and have provided us scalability for anticipated growth and expansion, while driving down fixed costs per transaction.

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

Our management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect our interests.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 31, 2017, David A. Hexter resigned as our Chief Financial Officer and Principal Accounting Officer as well as from all other positons held with us and our subsidiaries. Our Board of Directors appointed William E. McLaughlin, III, to serve as interim Chief Financial Officer and Principal Accounting Officer until such time we can economically sustain a full-time position of such caliber. Mr. McLaughlin currently serves as a member of the Board of Directors and is Chairman of the Audit Committee.

On April 3, 2017, Robert H. Donehew and Christopher C. Pratt, D.O. each resigned as members of our Board of Directors.

On April 5, 2017, our Board of Directors approved the 2017 Equity Incentive Plan of the Company, subject to approval by our shareholders.  The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and other stock-based awards.

Each of the above events was reported in our Current Report on Form 8-K, filed on April 6, 2017.

On July 19, 2017, we entered into that certain Commercial Property Lease Agreement, dated to be effective July 14, 2017 by and between the Company and 1565 North Central Expressway, LP—an entity controlled by our Chairman of the Board of Directors. The Lease provides that we will pay rent of $4,000 per month and the initial term of the Lease begins on July 14, 2017 and ends December 31, 2017.

On July 17, 2017, we entered into that certain Assignment of Sublease and Consent, dated July 17, 2017 by and between (i) PBIII-SOP, LP, (ii) PHILLIP GALYEN, PC, d/b/a Bailey & Galyen, (iii) the Company, and (iv) LawConnect, Inc. d/b/a GetLegal.com.  Pursuant to the Assignment Agreement, we assigned to LawConnect all of our rights, title, and interest in that certain Sublease Agreement, dated September 1, 2015, by and between us and Galyen.

On July 13, 2017, our Board of Directors appointed “Ricky” Raj S. Kalra, M.D. to serve as a member of the Board.

Dr. Kalra is a spine fellowship-trained neurosurgeon in Dallas, Texas. He attended Rice University where he received a degree in economics. He also attended London School of Economics as a Hansard Scholar. Dr. Kalra worked at Merrill Lynch in their investment banking buisness after his undergraduate education. He then attended Washington University School of Medicine in Saint Louis and completed his neurosurgery residency at the University of Utah. As part of his spine fellowship, Dr. Kalra trained in Germany under Dr. Rudolf Beisse.  Dr. Kalra has published more than twenty scientific articles and book chapters and has received the Preuss award by the Congress of Neurological Surgeons for his research in brain tumors.  Dr. Kalra was appointed to our Board of Directors for his financial acumen as well as experience in the industry.

The Company and Dr. Kalra are parties to an Independent Contractor Agreement, dated July 1, 2017, whereby we agreed to pay Dr. Kalra $10,000 in return for the provision of his analysis and advice on certain strategic matters.  The entire Consulting Fee was paid to Dr. Kalra prior to his appointment to our Board of Directors.

Each of the above events was reported in our Current Report on Form 8-K, filed on July 19, 2017.

On August 1, 2017, the Board of Directors (the “Board”) of the Company appointed Renato V. Bosita Jr., M.D., M.B.A. to serve as a member of the Board.

Dr. Bosita is a spine fellowship-trained orthopedic spine surgeon in Plano, Texas. He attended Stanford University where he received a degree in biological sciences. He then attended the University of Chicago Pritzker School of Medicine and completed his residency in orthopedic surgery at Loyola University Medical Center. While a resident at Loyola University Medical Center, Dr. Bosita earned a Masters of Business Administration degree from the University of Northwestern J.L. Kellogg Graduate School of Management. Dr. Bosita completed his spine fellowship at the University Hospitals of Cleveland. Dr. Bosita currently practices as a spine surgeon at the Texas Back Institute, Plano, Texas. Additionally, Dr. Bosita is the Chairman of the Board of Managers for Presbyterian Hospital of Rockwall and is a member of the finance committee. Dr. Bosita was appointed to our Board of Directors for his experience in the healthcare industry and business acumen.

Each of the above events was reported in our Current Report on Form 8-K, filed on August 3, 2017.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: August 10, 2017	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2017	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Interim Chief Financial Officer and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 8-K, filed on September 15, 2014, and incorporated herein by reference).

3.2

Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to the Company’s Information Statement, filed on December 4, 2015, and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.2 to the Company’s Current Report Form 8-K, filed on May 29, 2014, and incorporated herein by reference).

3.4

Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Company’s Form 8-K filed on May 29, 2014, and incorporated herein by reference).

3.5	Amendment No. 1 to the Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

4.1	2017 Equity Incentive Plan of Fuse Medical, Inc. dated April 5, 2017 (filed as Exhibit 99.2 to the Company’s Form 8-K filed April 6, 2017, and incorporated herein by reference).

10.1

Settlement Agreement, General Release and Covenant Not to Sue, dated to be effective March 31, 2017 by and between Fuse Medical, Inc. and David A. Hexter (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2017, and incorporated herein by reference).

10.2

Commercial Property Lease Agreement dated July 19, 2017 by and between Fuse Medical, Inc. and 1565 North Central Expressway, LP (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.3

Assignment of Sublease and Consent, dated July 17, 2017, by and between (i) PBIII-SOP, LP, (ii) PHILLIP GALYEN, PC, d/b/a Bailey & Galyen, (iii) Fuse Medical, Inc., and (iv) LawConnect, Inc. d/b/a GetLegal.com (filed as Exhibit 10.2 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.4

Sublease Agreement dated September 1, 2015, by and between Fuse Medical, Inc. and PHILLIP GALYEN, PC, d/b/a Bailey & Galyen (filed as Exhibit 10.3 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

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