Form 10-Q
period 2017-09-30
Fuse Medical, Inc.
filed 2017-11-08
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

(469) 862-3030

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of November 6, 2017, 18,215,808 shares of the registrant’s Common Stock were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUSE MEDICAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$472,246	$667,475
Accounts receivable	285,463	58,065
Inventories	8,493	25,326
Prepaid expenses and other current assets	24,704	3,528
Total current assets	790,906	754,394
Property and equipment, net	2,029	8,931
Security deposit	3,822	3,822
Total assets	$796,757	$767,147
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,764	$83,410
Accounts payable - related parties	110,626	77,178
Accrued expenses	95,104	5,097
Note payable - related parties	150,000	150,000
Deferred rent - short term	-	160
Total current liabilities	417,494	315,845
Deferred rent - long term	-	687
Total liabilities	417,494	316,532
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 18,215,808 and 15,890,808 shares issued and outstanding	162,158	158,908
Additional paid-in capital	3,210,560	3,192,686
Accumulated deficit	(2,993,455)	(2,900,979)
Total stockholders' equity	379,263	450,615
Total liabilities and stockholders' equity	$796,757	$767,147

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in dollars, except per share data)	For the Three-months Ended September 30, 2017	For the Three-months Ended September 30, 2016	For the Nine- months Ended September 30, 2017	For the Nine- months Ended September 30, 2016
Revenues	$428,204	$107,584	$911,033	$421,170
Cost of revenues (primarily from related party, see note 8)	169,817	42,536	333,119	144,654
Gross profit	258,387	65,048	577,914	276,516
Operating expenses:
General, administrative and other	216,874	178,633	686,902	590,147
Loss on disposal of property and equipment	3,058	-	3,365	1,580
Depreciation	384	3,501	3,237	10,666
Total operating expenses	220,316	182,134	693,504	602,393
Operating income (loss)	38,071	(117,086)	(115,590)	(325,877)

Interest expense	(6,806)	(31,824)	(20,194)	(35,324)
Extinguishment of debt	-	35,517	43,308	35,517

Net income (loss)	$31,265	$(113,393)	$(92,476)	$(325,684)
Net income (loss) per common share - basic	$0.00	$(0.02)	$(0.01)	$(0.05)
Net income (loss) per common share - diluted	$0.00	$-	$-	$-
Weighted average number of common shares outstanding - basic	15,890,808	6,890,808	15,890,808	6,890,808
Weighted average number of common shares outstanding - diluted	17,047,291	-	-	-

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
(Amounts in dollars, except per share data)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	15,890,808	$158,908	$3,192,686	$(2,900,979)	$450,615
Issuance of restricted stock for services	2,325,000	3,250	17,874	-	21,124
Net loss	-	-	-	(92,476)	(92,476)
Balance, September 30, 2017	18,215,808	$162,158	$3,210,560	$(2,993,455)	$379,263

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine- months Ended September 30, 2017	For the Nine- months Ended September 30, 2016
Cash flows from operating activities
Net loss	$(92,476)	$(325,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	-	28,499
Depreciation	3,237	10,666
Loss on disposal of property and equipment	3,365	1,580
Extinguishment of debt	(43,308)	(35,517)
Stock-based compensation	21,124	-
Changes in operating assets and liabilities
Accounts receivable	(227,398)	275,683
Inventories	16,833	49,618
Prepaid expenses and other receivables	(21,176)	13,604
Accounts payable	21,662	(146,096)
Accounts payable - related parties	33,448	(13,604)
Accrued expenses	88,312	2,170
Deferred revenues	-	91,534
Deferred rent	848	824
Net cash (used in) provided by operating activities	(195,529)	(46,723)
Cash flows from investing activities
Proceeds from the disposal of property and equipment	300	300
Net cash provided by investing activities	300	300
Cash flows from financing activities
Proceeds from issuance of promissory notes to related parties	-	100,000
Net cash provided by financing activities	-	100,000
Net (decrease) increase in cash and cash equivalents	(195,229)	53,577
Cash and cash equivalents - beginning of period	667,475	8,157
Cash and cash equivalents - end of period	$472,246	$61,734
Supplemental disclosure of cash flow information:
Interest Paid	$-	$5,250

The accompanying notes are an integral part of these condensed financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
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

The results of operations for the three and nine-months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

Going Concern

The accompanying condensed financial statements have been prepared as if the Company will continue as a going concern. For the nine-month period ended September 30, 2017, the Company used cash in operations of $195,529, of which $92,476 represented a net loss. The Company’s ability to continue as a going concern is dependent upon the ability of the Company’s management to successfully execute its restructuring and rebranding strategies while increasing revenue growth and profitability. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2016 audited financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management expects to fund its future business development activities and its working capital needs largely from improved future operations and other traditional financing sources, such as a revolving line of credit facility, term notes, or additional private placements until such time sufficient funds are provided by operations. There can be no assurance the Company’s financing efforts will be successful, or if the Company’s management will be able to achieve sufficient revenue and profitability growth from operations. Additional financing, may include restrictions on the Company’s operations, or with equity financing may result in the Company’s stockholders’ ownership being diluted.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts in the condensed financial statements. Actual results could differ from those estimates.  Significant estimates in the accompanying condensed financial statements may include allowance for doubtful accounts, valuation of inventories, the estimates of fixed assets useful lives, the valuation of property and equipment, the valuation allowance on deferred tax assets, and the fair value calculation of stock-based awards.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method.  As of September 30, 2016, 604,788 outstanding common stock equivalents have been excluded from diluted net loss per common share because their inclusion would be anti-dilutive.

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

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

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

Reclassifications

Certain amounts in the accompanying condensed financial statements as of September 30, 2016, and for the three-months and nine-months then ended, have been reclassified to conform to the presentation of September 30, 2017 condensed financial statements for the three-months and nine-months then ended. These include deferred rent and depreciation expense, previously reported as a component of accrued expenses and general, administrative and other expenses, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three-months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at September 30, 2017 and 2016. The Company maintains its cash in a financial institution demand deposit account that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through September 30, 2017. As of September 30, 2017, and December 31, 2016, there were deposits of $231,498 and $421,636, respectively, greater than federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. Payment trends and receivable amounts outstanding for an extended period beyond contractual terms are examples of these indicators. Accounts deemed uncollectible are written off in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts. The Company’s Management has determined that no allowance for doubtful accounts was necessary at September 30, 2017 and December 31, 2016.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of September 30, 2017, the Company had no liabilities for uncertain tax positions.  The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Revenue Recognition

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

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

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s Statement of Operations. The Company estimates the fair value of restricted stock awards (“RSA”) to employees and directors using the market price of the Company’s common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s Statements of Operations. The Company accounts for share-based payments to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

All other ASUs issued and not yet effective for the nine-months ended September 30, 2017, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position of results of operations.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Computer equipment	$-	$29,290
Furniture and fixtures	5,047	6,347
Leasehold improvements	-	6,728
Office equipment	1,580	1,580
	6,627	43,945
Less: accumulated depreciation	(4,598)	(35,014)
Property and equipment, net	$2,029	$8,931

Depreciation expense for the three-months ended September 30, 2017 and 2016 was $384 and $3,501, respectively. Depreciation expense for the nine-months ended September 30, 2017 and 2016 was $3,237 and $10,666, respectively. During the nine-months ended September 30, 2017 the Company disposed of furniture and fixtures with a net book value of $3,665 for proceeds of $300, resulting in a loss of $3,365 on disposal of property and equipment.

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

During the three-months ended September 30, 2017 and 2016, interest expense of $6,806 and $1,750, respectively, was recognized on outstanding notes payable – related parties and are reflected within interest expense on the accompanying condensed statements of operations.  During the nine-months ended September 30, 2017 and 2016, interest expense of $20,194 and $5,250, respectively, was recognized on outstanding notes payable – related parties and are reflected within interest expense on the accompanying condensed statements of operations. As of September 30, 2017, and December 31, 2016, accrued interest payable was $25,290 and $5,096, respectively, which is included in accrued expenses on the accompanying condensed balance sheets.

Note 5. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Legacy Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and GolfRounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” included in Note 6 in the Company’s 2016 Annual Report, which is herein incorporated by reference. During April 2017, one of the named individuals in the complaint filed for bankruptcy protection. There is currently no trial date set.

The Company’s management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect the Company’s interests.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

Accounts Payable

During the nine-months ended September 30, 2017, the Company recorded a gain of $43,308 on extinguishment of long-aged outstanding payables owed to a former law firm for $32,052 and liabilities aggregating $11,256 owed to the Company’s beneficial owners for services provided to the Company and is reflected within extinguishment of debt on the accompanying condensed statements of operations. The Company’s management believes if these items were contested, the probable outcome would be favorable primarily due to statute of limitations.

Note 6. Stockholders' Equity

Stock Incentive Plans

The Company has a stock-based compensation plan which provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors; the 2017 Equity Incentive Plan of Fuse Medical, Inc. (the “2017 Plan”), which was adopted by the Company’s Board of Directors (the “Board”) on April 5, 2017. The awards are subject to a vesting schedule as set forth in individual agreements.

On September 21, 2017, the Board approved an amendment to the 2017 Plan to increase the number of shares of common stock authorized for issuance under the Plan from 1,500,000 shares of common stock to 2,500,000 shares of common stock.

The following summary reflects equity awards granted prior to the 2017 Plan and the stock option activity during the nine-months ended September 30, 2017 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2016	1,304,788	$0.22	4.3	$35,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(2,736)	-	-	-
Balance outstanding at September 30, 2017	1,302,052	$0.20	3.5	$3,277,000
Exercisable at September 30, 2017	1,302,052	$0.20	3.5	$3,277,000

Restricted Common Stock

On September 21, 2017, the Board voted to award an aggregate of 325,000 shares of common stock of the Company, par value $0.01 per share, through the granting of RSAs pursuant to the 2017 Plan, to the members of the Board as annual compensation for services rendered to the Company as Board members. Each member of the Board was granted an RSA constituting 65,000 shares of common stock. The common stock within each RSA had an aggregate fair market value of $0.78 per share on the date of grant ($253,500 in the aggregate) and each RSA will fully vest upon the one year anniversary of the date of grant or September 21, 2018. As of September 30, 2017, the Company had amortized $21,124 relating to the vesting of these shares which is included in general and administrative expenses, and $232,376 which will be recognized as an expense in future periods as the shares vest.

Also on September 21, 2017, the Board awarded an aggregate of 2,000,000 shares of common stock through the granting of RSAs pursuant to the 2017 Plan to the Company’s independent Board of Directors (“Independent Members”) as special services compensation. The Independent Members were each granted an RSA constituting 1,000,000 shares of common stock. The common stock within each RSA had a fair market value of $0.78 on the date of grant, ($1,560,000 in the aggregate) and each RSA will fully vest upon the earlier of a change in control of the Company or the Company’s listing on a national securities exchange. As of September 30, 2017, the Company had not amortized any amounts relating to the vesting of these shares due to the uncertainty of meeting these milestones.

The following table summarizes restricted common stock activity:

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2016	-	$-	$-
Granted	2,325,000	1,813,500	0.78
Vested	-	-	-
Forfeited	-	-	-
Non-vested, September 30, 2017	2,325,000	$1,813,500	$0.82

Note 7. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three-months and nine-months ended September 30, 2017 and 2016, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three-months Ended September 30, 2017	For the Three-months Ended September 30, 2016	For the Nine-months Ended September 30, 2017	For the Nine-months Ended September 30, 2016
Customer 1	40.5%	0.0%	39.3%	0.0%
Customer 2	22.5%	0.0%	23.6%	0.0%
Customer 3	22.1%	0.0%	15.2%	0.0%
Customer 4	13.9%	0.0%	19.0%	0.0%
Totals	99.0%	0.0%	97.1%	0.0%

At September 30, 2017 and December 31, 2016, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	September 30, 2017	December 31, 2016
Customer 1	48.3%	0.0%
Customer 2	21.0%	0.0%
Customer 3	20.4%	10.3%
Totals	89.7%	10.3%

The Company’s principal supplier is CPM (see Note 8) and provided 10% or greater of the Company’s goods purchased for the periods presented below:

	For the Three-months Ended September 30, 2017	For the Three-months Ended September 30, 2016	For the Nine-months Ended September 30, 2017	For the Nine-months Ended September 30, 2016
Supplier 1 - related party	99.6%	88.3%	98.9%	38.1%
Supplier 2	0.0%	11.7%	0.9%	33.3%
Supplier 3	0.0%	0.0%	0.0%	28.6%
Totals	99.6%	100.0%	99.8%	100.0%

Note 8. Related Party Transactions

The Company entered into a distributor agreement with CPM effective August 2, 2012, pursuant to which the Company acts as a non-exclusive distributor of certain amniotic membrane products. The term of the agreement is one year and renews on each annual

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

anniversary date for successive one-year terms unless it is terminated in writing by either party. Effective January 1, 2017, this agreement was amended to expand and include Orthopedic Implants and a broader assortment of Biologics. (See Note 1)

During the three-months ended September 30, 2017 and 2016 the Company sold $169,799 and $35,420, respectively, of its products purchased from CPM that are reflected in cost of revenues on the accompanying condensed statements of operations. During the nine-months ended September 30, 2017 and 2016 the Company sold $327,381 and $48,420, respectively, of its products purchased from CPM that are reflected in cost of revenues on the accompanying condensed statements of operations.

During the three-months ended September 30, 2017 and 2016 the Company purchased $173,456 and $39,600, respectively, of its products from CPM. During the nine-months ended September 30, 2017 and 2016 the Company purchased $331,564 and $52,800, respectively, of its products from CPM. The balance due to CPM at September 30, 2017 and December 31, 2016 was $110,626 and $77,178, respectively, and are reflected within accounts payable – related parties on the accompanying condensed balance sheets.

During July 2016 through October 2016, the Company obtained three short-term loans from the Investors in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, and 18% interest per annum after December 31, 2016, which principal shall be due and payable, upon demand of the payee, at any time after the earlier of: (i) December 31, 2016, or (ii) upon a change in control of the Company. Notwithstanding, on or after January 16, 2017, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share. The balance of the notes payable at September 30, 2017 and December 31, 2016 was $150,000.

On December 19, 2016, the Company entered into the Purchase Agreement by and among the Company, NC 143, and RMI, pursuant to which NC 143 acquired 5,000,000 shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of the Company’s common stock for a purchase price of $320,000, effective as of the Closing Date. As direct offering costs amounted to $64,609, net proceeds from the sale of these shares were $655,391. (See Note 1)

During the three-months and nine-months ended September 30, 2017, CPM provided shared services for back-office functions such as accounting, finance, supply chain management, and sales support. In addition, the Company’s Chief Executive Officer and Interim Chief Financial Officer provided services at no charge to the Company. The financial statements do not reflect an estimate of fair value of these services.

Effective January 1, 2017 the Company engaged AmBio Staffing, LLC, a Texas licensed professional employment organization to provide payroll processing, employee benefit administration, and related human capital services. AmBio Staffing, LLC is controlled by the Company’s Chairman of the Board of Directors. There was no balance due to AmBio Staffing at September 30, 2017 and December 31, 2016. For the three-months and nine-months ended September 30, 2017, $371 and $7,248 of fees were paid to AmBio Staffing, LLC for such services, respectively and are reflected within general, administrative and other expenses on the accompanying condensed statements of operations.

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

Note 9. Subsequent Events

On October 4, 2017, the Board approved an additional amendment to the 2017 Plan to increase the number of shares of common stock authorized for issuance under the 2017 Plan from 2,500,000 shares of common stock to 4,500,000 shares of common stock.

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

Our results-oriented leadership has the following strategic objectives:

•	Scalable cost-effective infrastructure.
•	Broaden and expand product offerings.
•	Migrate sales model from fixed cost to variable cost.
•	Acquire strategic independent distributors.

During the nine-months ended September 30, 2017, we have successfully executed the following milestones:

•	Expanded product offerings from two manufacturers to over forty.
•

Effective January 1, 2017 all supply-chain, finance, sales support and other related functions were outsourced to a shared service platform providing scalability. We believe the shift to a shared service platform will result in a strengthening of our internal controls.

•	Payroll and human capital functions were outsourced to a licensed Texas professional employment organization which is controlled by our Chairman of the Board of Directors.
•

Legacy sales management was replaced with established independent contractors who contribute existing books of business with strong revenue and significant industry experience which we believe provides us with improved cost effectiveness with respect to distribution.

•	Fixed costs contracts with third-party service providers have been renegotiated for more favorable terms or terminated.
•	Conducted formalized initiatives:
o	To identify synergistic acquisition targets;
o	Vertical supply chain integration opportunities, and
o	Strategic high value new vendor relationships.

We continue to believe our comprehensive selection of Orthopedic Implants and Biologics products will prove pivotal in our ability to acquire new customers and increase revenues and profitability as demonstrated by our three months-ended March 31, 2017, June 30, 2017, and September 30, 2017 results of operations over the prior year. We expect to offer compensation and other valuable long-term incentives to key distributors, executive leadership and key employees as we continue to expand our strategic partnerships and network arrangements.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Recent Accounting Pronouncements” of our condensed notes to the financial statements beginning of page F-1.

Results of Operations

The following table sets forth certain financial information from our condensed statements of operations along with a percentage of net revenue and should be read in conjunction with the condensed financial statements and related notes included in this report.

	For the Three-months Ended September 30, 2017	(%)	For the Three-months Ended September 30, 2016	(%)	For the Nine-months Ended September 30, 2017	(%)	For the Nine-months Ended September 30, 2016	(%)
Revenues	$428,204	100%	$107,584	100%	$911,033	100%	$421,170	100%
Cost of revenues	169,817	40%	42,536	40%	333,119	37%	144,654	34%
Gross profit	258,387	60%	65,048	60%	577,914	63%	276,516	66%
Operating expenses:
General, administrative and other	216,874	51%	178,633	166%	686,902	75%	590,147	140%
Loss on disposal of property and equipment	3,058	1%	-	0%	3,365	0%	1,580	0%
Depreciation	384	0%	3,501	3%	3,237	0%	10,666	3%
Total operating expenses	220,316	51%	182,134	169%	693,504	76%	602,393	143%
Operating income (loss)	38,071	9%	(117,086)	-109%	(115,590)	-13%	(325,877)	-77%

Interest expense	(6,806)	-2%	(31,824)	-30%	(20,194)	-2%	(35,324)	-8%
Extinguishment of debt	-	0%	35,517	33%	43,308	5%	35,517	8%

Net income (loss)	$31,265	7%	$(113,393)	-105%	$(92,476)	-10%	$(325,684)	-77%

Three-months Ended September 30, 2017 Compared to Three-months Ended September 30, 2016

Revenues

For the three-months ended September 30, 2017, revenues were $428,204 compared to $107,584 for the three-months ended September 30, 2016, an increase of $320,620, or approximately 298%. The increase in revenues is primarily a result of an approximate 84% increase in the medical cases in which our products are used (“Cases,” and each a “Case”) and an approximate 214% increase in average price per Case. We gained five new customers, offset, by three customers becoming inactive.

Cost of Revenues

For the three-months ended September 30, 2017, our cost of revenues was $169,817, compared to $42,536 for the three-months ended September 30, 2016, representing an increase of $127,281, or approximately 299%. The increase in cost of revenues is primarily attributable to an approximate 84% increase in revenue that resulted from an increase in the number of Cases and a shift from Cases in which we supplied Biologics to Cases in which we supplied Orthopedic Implants, which carry a higher average cost per Case compared to Biologics, offset, in part, by productivity improvements in supply chain operations. These productivity improvements include the integration of a perpetual inventory system having FDA tracking capabilities as well as transitioning our product fulfillment and delivery model to a just in time approach. For the three-months ended September 30, 2017 and 2016, Orthopedic Implants represented 84% and 3% of revenues, respectively.

Gross Profit

For the three-months ended September 30, 2017, we generated a gross profit of $258,387, compared to $65,048 for the three-months ended September 30, 2016, an increase of $193,339, or approximately 297%. As a percentage of revenue, gross profit was approximately 60% for both the three-months ended September 30, 2017 and 2016, respectively.

General, Administrative and Other Expenses

For the three-months ended September 30, 2017, general, administrative and other operating expenses increased to $216,874 from $178,633 for the three-months ended September 30, 2016, representing an increase of $38,241, or approximately 21%. As a percentage of revenue, general, administrative and other operating expenses were approximately 51% and 166% for the three-months ended September 30, 2017 and 2016, respectively. The decrease as a percentage of revenues is approximately 115% and is primarily the result of a decrease of approximately 89% for payroll and benefit costs, a decrease of approximately 25% in professional fees, a 21% reduction in other corporate expenses, approximately 2% of savings from our exit of sponsorship programs, offset, in part, by an approximate 15% increase in legal and valuation study costs relating to our corporate restructuring and rebranding strategies, and an approximately 7% increase in commission expense.

Depreciation Expense

For the three-months ended September 30, 2017, depreciation expense decreased to $384 from $3,501 for the three-months ended September 30, 2016, representing a decrease of $3,117 or approximately 89%. The decrease is primarily related to a reduction in fixed assets.

Interest Expense

For the three-months ended September 30, 2017, interest expense decreased to $6,806 from $31,824 for the three-months ended September 30, 2016. The $25,018 decrease in interest expense is primarily driven by a $28,499 reduction in beneficial ownership discount amortization, a $1,750 reduction in interest expense related to a note payable with a beneficial owner, offset by an increase in interest expense of $5,230 related to the notes payables – related parties.

Extinguishment of Debt

For the three-months ended September 30, 2016 we recorded $35,517 on extinguishment of debt relating to settlement of outstanding accounts payable owed to our former legal counsel for $25,000. For the three-months ended September 30, 2017, we did not record any amount with respect to the extinguishment of debt.

Net Loss

For the three-months ended September 30, 2017, we had a net income of $31,265 compared to a net loss of $113,393 for the three-months ended September 30, 2016, representing an increase in profitability by $144,658, an increase of approximately 128%. The increase in profitability as a percentage of revenues was approximately 112% and is primarily a result of a (i) reduction of approximately 115% in general, administrative and other operating expenses, (ii) a reduction in depreciation expense of approximately 3% and (iii) a decrease in interest expense of approximately 28%. The increase in profitability as percentage of revenues was offset, in part, by approximately a 33% decrease in extinguishment of debt and an approximately 1% increase in loss on disposal of property and fixed assets.

Nine-months Ended September 30, 2017 Compared to Nine-months Ended September 30, 2016

Revenues

For the nine-months ended September 30, 2017, revenues were $911,033, compared to $421,170 for the nine-months ended September 30, 2016, an increase of $489,863, or approximately 116%. The increase in revenues is primarily a result of an approximate 34% increase in the number of Cases and an approximate 82% increase in average price per Case. We gained six new customers, offset, by six customers becoming inactive.

Cost of Revenues

For the nine-months ended September 30, 2017, our cost of revenues was $333,119, compared to $144,654 for the nine-months ended September 30, 2016, representing an increase of $188,465, or approximately 130%. The increase in cost of revenues is primarily attributable to an approximate 34% increase in the number of Cases and a shift from Cases in which we supplied Biologics to Cases in which we supplied Orthopedic Implants which carry a higher average cost per Case compared to Biologics, offset, in part, by productivity improvements in supply chain operations. The increase as a percentage of revenues is approximately 3% and is primarily a result of our strategy to increase Orthopedic Implants Case volume, offset, in part, by productivity improvements in supply chain operations. These productivity improvements include the integration of a perpetual inventory system having FDA tracking capabilities as well as transitioning our product fulfillment and delivery model to a just in time approach. For the nine-months ended September 30, 2017 and 2016, Orthopedic Implants represented 79% and 4% of revenues, respectively.

Gross Profit

For the nine-months ended September 30, 2017, we generated a gross profit of $577,914, compared to $276,516 for the nine-months ended September 30, 2016, an increase of $301,398, or approximately 109%. As a percentage of revenue, gross profit was approximately 63% and 66% for the nine-months ended September 30, 2017 and 2016, respectively.

General, Administrative and Other Expenses

For the nine-months ended September 30, 2017, general, administrative and other operating expenses increased to $686,902 from $590,147 for the nine-months ended September 30, 2016, representing an increase of $96,755, or approximately 16%. As a percentage of revenue, general, administrative and other was approximately 75% and 140% for the nine-months ended September 30, 2017 and 2016, respectively. This decrease as a percentage of revenues is approximately 65% and is primarily the result of a reduction of approximately 55% for payroll and benefit costs, approximately 16% for professional fees, approximately 12% for other corporate fixed costs, approximately 4% of savings from our exit of sponsorship programs, offset, in part, by an approximately 20% increase in legal and valuation study costs relating to our corporate restructuring and rebranding initiatives and approximately 2% increase in commission expense.

Depreciation Expense

For the nine-months ended September 30, 2017, depreciation expense decreased to $3,237 from $10,666 for the nine-months ended September 30, 2016, representing a decrease of $7,429 or approximately 70%. The decrease is primarily related to a reduction in fixed assets.

Interest Expense

For the nine-months ended September 30, 2017, interest expense decreased to $20,194 from $35,324 for the nine-months ended September 30, 2016. The $15,130 decrease in interest expense is primarily driven by a $28,499 reduction in beneficial ownership discount amortization, a $5,250 reduction in interest expense related to a note payable with a beneficial owner, offset by an increase in interest expense of $18,619 related to the notes payable – related parties.

Extinguishment of Debt

For the nine-months ended September 30, 2017 and 2016, we recorded $43,308 and $35,517, respectively, for extinguishment of debt. During the nine-months ended September 30, 2017, the extinguishment of debt primarily related to long-aged outstanding payables owed to a former law firm for $32,052 and liabilities aggregating $11,256 owed to the Company’s beneficial owners for services provided to the Company. During the nine-months ended September 30, 2016, our recording for the extinguishment of debt primarily resulted from the settlement of outstanding accounts payable of $60,517, owed to our former legal counsel for a payment of $25,000.

Net Loss

For the nine-months ended September 30, 2017, we generated a net loss of $92,476 compared to a net loss of $325,684 for the nine-months ended September 30, 2016, representing an increase in profitability by $233,208, an increase of approximately 72%. The increase in profitability as a percentage of revenues is approximately 68% and is primarily due to (i) an approximate 65% reduction of general, administrative and other costs, (ii) an approximate 3% reduction in depreciation expense and (iii) an approximate 6% reduction in interest expense. The increase in profitability as a percentage of revenue was offset, in part, by approximately 3% extinguishment of debt and approximately 3% reduction of gross profit.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(195,529)	$(46,723)
Net cash provided by investing activities	300	300
Net cash provided by financing activities	-	100,000
Net (decrease) increase in cash and cash equivalents	$(195,229)	$53,577

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the nine-months ended September 30, 2017 resulted primarily from a net loss of $92,476, a $227,398 increase in accounts receivable, a $21,176 increase in prepaid expenses and other receivables, $15,582 of adjustments in stock-based compensation, depreciation expense and other non-cash items, net, offset in part, by $21,662 increase in accounts payable, $33,448 increase in accounts payable-related parties, $88,312 increase in accrued expenses, $16,833 reduction in inventories, and $848 increase in deferred rent.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine-months ended September 30, 2017 resulted cash proceeds from the disposal of property and equipment of $300.

Liquidity

At September 30, 2017, we had working capital of $373,412, including $472,246 in cash and cash equivalents. As of November 6, 2017, we had approximately $517,000 in available cash. Our cash is concentrated in a large financial institution. We believe our ability to continue as a going concern is dependent, in part, on our ability to successfully execute our restructuring and rebranding strategies, as well as expansion of our network of independent distributors, which we believe will increase our revenue growth and profitability. We believe these strategies, along with our current cash balance and anticipated cash generated by increasingly profitable operations will be enough to sustain operations through September 30, 2018.

The accompanying condensed financial statements have been prepared as if we will continue as a going concern. For the nine-month period ended September 30, 2017, we had net cash used in operations of $195,529, of which $92,476 represented a net loss. We expect to fund our future business development activities and working capital needs largely from improved future operations and other traditional financing sources, such as a revolving line of credit facility, term notes, or additional private placements until such time sufficient funds are provided by operations. There can be no assurance our financing efforts will be successful, or if we will be able to achieve sufficient revenue and profitability growth from operations. Additional financing, may include restrictions on our operations, or with equity financing may result in our stockholders’ ownership being diluted.

The estimated costs of operations while we work to increase our revenues are substantially greater than the amount of funds we have on hand. Our existence is dependent upon our ability to execute our restructuring and rebranding strategies and have accessibility to adequate funding as required. There can be no assurance that our efforts will result in profitable operations or provide resolution of our liquidity challenges. See Risk Factors, Item 1A, in our 2016 Annual Report.

In our 2016 Annual Report, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements concerning our assumption that we will continue as a going concern.

Capital Expenditures

For the nine-months ended September 30, 2017, we had no material capital expenditures. We have no material commitments for capital expenditures as of September 30, 2017. These capital expenditures will be allocated across business development initiatives, including investment in inventories and scalable infrastructure.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer, with the participation of our Board of Directors, continue to believe based on changes we have been making, since our year ended December 31, 2016 that our disclosure controls and procedures, as of September 30, 2017, are significantly improved since December 31, 2016.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. With the new executive leadership team, including the Chief Executive Officer and the Chief Financial Officer, and the significant restructuring and rebranding efforts deemed necessary by our Board of Directors, our management was unable to complete their full assessment regarding the establishment and maintenance of adequate internal controls over our financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Due to the inability to properly complete this process, we are unable to conclude that internal controls over financial reporting were effective as of that date. Our Board of Directors, Chief Executive Officer, and Chief Financial Officer have engaged an independent third-party to assist in establishing a sustainable framework and processes to ensure adequate internal controls over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the nine-months ended September 30, 2017, we out-sourced our supply chain management, finance, sales support, and other related functions, including payroll processing, employee benefit administration, and related human capital services to companies owned and controlled by our Chairman of the Board of Directors. We believe these arrangements have significantly improved internal controls over financial reporting and have provided us scalability for anticipated growth and expansion, while driving down fixed costs per transaction.

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

See the exhibits listed in the accompanying “Exhibit Index”.

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

4.2

Amendment Number 1 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated September 21, 2017 (filed as Exhibit 4.1 to the Company’s Form 8-K/A filed November 6, 2017, and incorporated herein by reference.)

4.3

Amendment Number 2 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated October 4, 2017 (filed as Exhibit 4.2 to the Company’s Form 8-K/A filed November 6, 2017, and incorporated herein by reference.)

10.1

Commercial Property Lease Agreement dated July 19, 2017 by and between Fuse Medical, Inc. and 1565 North Central Expressway, LP (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.2

Assignment of Sublease and Consent, dated July 17, 2017, by and between (i) PBIII-SOP, LP, (ii) PHILLIP GALYEN, PC, d/b/a Bailey & Galyen, (iii) Fuse Medical, Inc., and (iv) LawConnect, Inc. d/b/a GetLegal.com (filed as Exhibit 10.2 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.3	Form of Restricted Stock Award for Board Compensation of Fuse Medical, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017, and incorporated herein by reference).

10.4	Form of Restricted Stock Award for Special Board Compensation of Fuse Medical, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed October 10, 2017, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: November 8, 2017	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Interim Chief Financial Officer and Director (Principal Financial Officer)