Form 10-K
period 2017-12-31
Fuse Medical, Inc.
filed 2018-04-06
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 000-10093

FUSE MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-1224913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1565 North Central Expressway, Suite 220, Richardson, Texas	75080
(Address of principal executive offices)	(Zip Code)

(469) 862-3030

Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,205,059.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 26, 2018, 65,890,808 shares of the registrant’s Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations; (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items; (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); (iv) our beliefs regarding potential clinical and other health benefits of our medical products; and (v) the assumptions underlying or relating to any statement described in clauses (i), (ii), (iii), or (iv) above.

Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks, uncertainties, and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: (a) our inability to obtain adequate financing; (b) the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity; (c) our inability to expand our business; (d) significant government regulation of our business and the healthcare industry; (e) lack of product diversification; (f) existing or increased competition; (g) results of arbitration and litigation; (h) stock volatility and illiquidity; and (i) our failure to implement our business plans or strategies. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appear in “Item 1A, Risk Factors” and elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information, future events or circumstances, or otherwise.

Readers should read this Annual Report in conjunction with (1) the discussion under the caption “Risk Factors,” (2) our financial statements and the related notes therein included in this Annual Report, and (3) other documents which we may file from time to time with the SEC.

PART I

ITEM 1. BUSINESS.

Historical Company Information

We were initially incorporated in 1968 as GolfRounds, Inc., a Florida corporation.  During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc. Effective May 28, 2014, GolfRounds.com, Inc., amended its certificate of incorporation to change its name to Fuse Medical, Inc. (“Fuse” or our “Company”) and merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse.  The transaction was accounted for as a reverse merger. Fuse was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer.  During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

Change-in-Control

Since December of 2016, we have been controlled by two primary stockholders: NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), our Chairman of the Board of Directors (the “Board”) and President; and Reeg Medical Industries, Inc. (“RMI”, and together with NC 143, the “Investors”), an investment holding company owned and controlled by Christopher C. Reeg, our Chief Executive Officer and Secretary.

On December 19, 2016 (the “Change-in-Control Date”), we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Investors and our Company, pursuant to which NC 143 acquired 5 million shares of our common stock, par value $0.01 per share (“Common Stock”), for a purchase price of $400,000 and RMI acquired 4 million shares of our Common Stock for a purchase price of $320,000 (collectively the “Investor Shares”), effective as of the Change-in-Control Date.

The closing of the Stock Purchase Agreement resulted in a change-in-control of our Company whereby the Investors beneficially acquired approximately 61.4% of our Common Stock issued and outstanding immediately after the Change-in-Control Date. Mark W. Brooks became our Chairman of the Board and Christopher C. Reeg became our Chief Executive Officer, as described in our Current Report on Form 8-K, filed with the SEC on December 23, 2016, which is herein incorporated by reference.

CPM Acquisition

On December 15, 2017, we entered into an agreement with NC 143 pursuant to which we would purchase all of the outstanding membership interests of CPM Medical Consultants, LLC (“CPM”) as disclosed in our Current Report on Form 8-K, dated December 19, 2017, with the SEC (the “CPM Acquisition Agreement”), which is herein incorporated by reference (such transaction, the “CPM Acquisition”).

On December 29, 2017, we completed the previously-announced CPM Acquisition, pursuant to the CPM Acquisition Agreement. We issued 50 million shares of our Common Stock in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, as disclosed in our Current Report on Form 8-K, filed January 5, 2018, and amended by our Current Report on Form 8-K/A, dated March 12, 2018, which are both herein incorporated by reference. The effective date of the CPM Acquisition was December 31, 2017 (the “Effective Date”).

On the Effective Date and following the closing of the CPM Acquisition, NC 143 and RMI beneficially held approximately 90.4% of our Common Stock outstanding and Common Stock from convertible promissory notes if converted – as more fully described in “Item 13, Certain Relationships and Related Transactions, and Director Independence” contained in this 2017 Annual Report.

In the CPM Acquisition, Fuse was the legal acquirer and, for accounting purposes, CPM was deemed to have acquired Fuse. As a result, this Annual Report on Form 10-K for 2017 (this “2017 Annual Report”) reflects CPM as the reporting entity for 2017 and 2016 and is consolidated with Fuse from and effective on the Change-in-Control Date.

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, this 2017 Annual Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K, promulgated under the Exchange Act.

Overview

We are a national distributor of medical devices, providing a broad portfolio of orthopedic implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) full spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”); and (v) a wide array of osteo-biologics and regenerative tissue which include human allografts, substitute bone materials, tendons, and regenerative tissues and fluids (“Biologics”). All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks (“AATB”).

We believe our broad portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and cost-effective solutions for our customers, which include hospitals, medical facilities, and sub-distributors. We operate under exclusive and non-exclusive agreements with our vendors and supply partners in the geographic territories that we serve.

We pride ourselves on developing strong and collaborative supplier relationships, resulting in strong long-term partnerships with broad diversification.  Currently we maintain relationships with approximately 51 different suppliers, with our top five suppliers representing approximately 32% of our consolidated cost of revenue and our top ten suppliers representing more than 50% of our consolidated cost of revenues.

One of our Biologics suppliers is Vivex Biomedical, Inc., a biomedical company, focused on cellular therapies that treat orthopedic, spine, wound, and soft tissue indications. OrthoSolutions Group Ltd. and Vilex in Tennessee, Inc. are two of our suppliers of Orthopedic Implants for lower extremities as well as FH Orthopedics, Inc. for shoulder replacement systems. Two of our other suppliers are Precision Spine, Inc. and Spinal Elements, Inc. for medical devices used in spine surgeries. We also have an agreement dated November 1, 2016, with Tyber Medical, LLC, a manufacturer of Orthopedic Implants, substantially in the form attached hereto as Exhibit 10.13, to develop and expand our private label initiatives.

We continuously review and expand our product lines to ensure we offer the most comprehensive, high-quality, and cost-effective selection of Orthopedic Implants and Biologics so that we can meet and exceed our customers’ needs while continuing to grow our existing customer base.

We are currently negotiating new stocking distribution agreements with two manufacturing companies for non-exclusive distribution rights in the United States for their total knee and total hip replacement systems. We are also evaluating the opportunity to license those manufacturing companies’ technology for our own branding opportunities.

We utilize our physical relationships, corporate partners, facility contracts and distribution channels, as well as their knowledge of the healthcare industry to further our business objectives and believe all sales are generated with transparency and the highest ethical standards. We continue to build our network of surgeons in select clinical specialties, many of whom we believe are leaders in their respective fields. These medical leaders and specialists may include the heads of teaching hospitals and universities, clinical residency programs, and clinical fellowship programs at some of the most respected institutions in the nation. We are currently in the process of creating product line advisory boards whereby these industry leaders will provide us with valuable insight to further our product development.

Product Distribution Channels and Customer Base

We utilize multiple distribution models including direct sales representatives and independent contractors. Our largest customers are hospitals and surgical facilities. We primarily resell products that we acquire directly from large medical device manufacturers or from authorized distributors. Our sales to hospitals and surgical facilities for the years ended December 31, 2017 and 2016 were approximately 62% and 71%, respectively. Our sales to distributors on a wholesale basis for the years ended December 31, 2017 and 2016 were approximately 38% and 27%, respectively.

Competition

We primarily compete with large, vertically-integrated medical device manufactures that enjoy well-established distribution channels, national sales networks, direct sales models, and participation in large group purchasing organizations (“GPO”) contracted with major hospitals and surgery centers. Our competitors incentivize physicians, surgeons, and specialists’ opportunities through consulting agreements, clinical trials remuneration, royalties, and other compensation models.

Generally, we view Stryker Corporation, Smith & Nephew, and Orthofix International, N.V., as examples of our vertically-integrated competitors. We believe our competitors, and companies like them, only distribute products they manufacture and have significant costs related to research and development and organizational support. On the other hand, we sell many manufacturers’ products and have no costs related to research and development, nor do we have similar costs for organizational support, because we are not vertically-integrated. Thus, we believe that our competitive advantage lies primarily with our single-source fulfillment sales model, allowing us to offer a broader assortment of several manufacturers’ products. Furthermore, without significant costs associated with research and development or organizational support, we believe that the compensation packages we offer to our sales team have higher-earning potentials than the compensation packages our competitors offer, allow us to attract and retain talented employees.

We partner primarily with small- and medium-sized manufacturers of Orthopedic Implants that are subject to FDA compliance and approval standards. These manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures.

Because of our organizational structure and our sales model, we tend to align well with our suppliers’ competitive strategies, meaning they will partner with us over a competitor. Moreover, we believe that many of the large manufacturers of Orthopedic Implants have patents that have expired or will soon expire on types of products we currently distribute or anticipate distributing. As a result, we believe those products will cease to carry a premium and will become commoditized. We believe that expiration of these patents and resulting commoditization will create significant opportunities for us to become a go-to distributor for these products at a lower price point than is currently available on the market.

The market in which we operate is sensitive to changes in third-party and government reimbursements and to a lesser degree competitive discount pricing. We believe that our industry will see increased consolidation because the market is significantly fragmented with numerous medical device distributors offering similar product portfolios throughout the United States.

Intellectual Property

Our intellectual property includes trademarks pending for our private label portfolio, trade secrets, and intellectual property licenses arising out of our distribution agreements (“IP”). Our private label portfolio consists of (i) our amniotic membrane line that includes AmBioChoice and AmBioChoice Plus; (ii) our internal fixation product line that includes small bone screws; and (iii) our cervical and lumbar spinal implant line. We have applied for trademarks on our AmBioChoice and AmBioChoice Plus products. We are pursuing intellectual property license and purchase agreements to secure additional intellectual property for our use. Although we have not entered into any material agreements to date for the purchase or license of intellectual property, we believe that in the next calendar year we will identify and acquire viable intellectual property for use in our business. We also maintain stocking distribution agreements providing for exclusive distribution rights in certain geographic areas and use of associated trademarks, service marks, and tradenames for the sale and promotion of the products we offer, which generally have terms of one year, subject to renewal terms. Furthermore, we require leased employees, independent contractors, consultants, and advisors to execute assignment agreements that assign to us the IP existing and generated from their work. We believe our IP and exclusive distribution agreements provide us with important competitive advantages by (a) increasing our brand awareness and the brand awareness of the products we distribute; and (b) insuring that we use the latest design and manufacturing technology for our products.

Regulatory Issues

Our business is subject to highly complex United States federal and state regulations that may impact our ability to fully implement our strategic plans and initiatives. We are required to obtain and hold licenses and permits and to comply with the regulatory requirements of various governmental agencies. If we fail to comply with such regulatory requirements or if allegations are made that we fail to comply with such regulations, the economic viability of our Company may be adversely affected.

FDA Regulations

The manufacturers and suppliers of the products we market are subject to extensive regulation by the FDA, other federal governmental agencies, and state authorities. These laws and regulations govern the approval of, clearance of, or license to commercialize Orthopedic Implants and Biologics, including compliance with the standards and requirements related to the design, testing, manufacture, labeling, promotion, and sales of the products, record keeping requirements, tracking of devices, reporting of potential product defects and adverse events, conduct of corrections, and recalls and other matters. As a distributor and marketer of such FDA-regulated products, we may be subject to independent requirements to register and list certain products. We may be required to obtain state licensure or certifications and we may be subject to inspections, in addition to complying with requirements that apply to the manufacturers of the products we market. Failure to comply with those applicable requirements could result in a wide variety of enforcement actions, ranging from warning letters to more severe sanctions such as fines and civil penalties, operating restrictions, injunctions, and criminal prosecutions. To support our Biologic product lines, we are a registered establishment with the FDA for the storage and distribution of human cells, tissues, and cellular and tissue-based products (HCT/Ps).

Fraud, Abuse and False Claims

We are required to comply with federal and state laws relating to healthcare fraud and abuse. Such healthcare fraud and abuse laws apply to the relationships that we and our distributors have with healthcare professionals and entities (such as physicians and hospitals). The requirements of these laws are complex and subject to varying interpretations. If we fail to comply with these laws, we could be subject to federal or state government investigations, substantial fines, exclusion from future participation in government healthcare programs, and civil or criminal sanctions. Such sanctions and damages could adversely affect the economic viability of our Company.

Employees

Effective January 1, 2017, we engaged AmBio Staffing, LLC (“AmBio”) a Texas licensed Professional Employment Organization, (“PEO”) to provide us with payroll processing, employee benefit administration, and related human capital services. Our Chairman of the Board and President, Mark Brooks, owns and controls AmBio. As of March 26, 2018, AmBio supports approximately 74 full time equivalents (“FTE”). Of those 72 FTEs, 42 FTEs directly support us, 19 FTEs support the operations of other companies, and we share 13 FTEs with other companies.

ITEM 1A. RISK FACTORS.

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe some of the most significant events, facts, or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control. If any of these events actually occur, our business, financial condition, or results of operations may be materially adversely affect, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investment. We believe our Common Stock continues to be thinly traded and therefore, subject to significant volatility.

Risks Related to Our Business and Industry

If the statutes and regulations in our industry change, our business could be adversely affected.

In recent years the U.S. healthcare industry has undergone significant changes designed to improve patient safety, clinical outcomes, and increase access to medical care. These changes include the enactment and repeal of various healthcare related laws and regulation. Our operations and economic viability may be adversely affected by the changes in such regulations, including: (i) federal and state fraud and abuse laws; (ii) federal and state anti-kickback statutes; (iii) federal and state false claims laws; (iv) federal and state self-

referral laws; (v) state restrictions on fee splitting; (vi) laws regarding the privacy and confidentiality of patient information; and (vii) other laws and government regulations.

If there is a change in law, regulation, or administrative or judicial interpretations, we may have to change our business practices, or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition, and results of operations.

U.S. and state governmental regulation could restrict our ability to sell the products.

Our business is subject to highly complex and evolving regulatory and licensing requirements that are subject to uncertainty, rapid change, differing interpretations, and rigorous regulatory enforcement. Failure to comply with such regulatory requirements may result in civil or criminal penalties including the loss of licenses or the exclusion from future participation in government healthcare programs. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any state or federal regulatory or enforcement review of our Company, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will affect our Company on a going-forward basis only. Any investigation or challenge could have a material adverse effect on our business, financial condition, and results of operations.

Our operating earnings are dependent on certain significant suppliers.

In the United States, we distribute products from nearly 46 suppliers and are dependent on these suppliers for the continuing supply of products. In 2017, purchases of product from our largest supplier accounted for approximately 22% of consolidated cost of revenues. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations and financial condition. On January 30, 2018, we received notice from one of our largest suppliers, of their notice of termination of our distribution agreement, as more fully described in “Item 9B, Other Information”.

Product pricing is subject to regulatory control.

Routinely, the pricing and profitability of the products we sell are subject to control by third-party payors. The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. We anticipate that there will continue to be federal and state proposals to implement similar governmental control, although it is unclear which proposals will ultimately become law, if any. Changes in prices, including any mandated pricing, could impact our revenues, profitability, and financial performance.

The FDA regulates the manufacturers and suppliers of the products we sell, market, and distribute, and regulatory compliance is costly and could contribute to delays in the availability of our products.

The manufacturers and suppliers of the products we sell, market, and distribute are subject to FDA regulation. These regulations govern the (i) manufacturing and processing of cellular and tissue products; (ii) introduction of new medical devices; (iii) observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion, and sales of the devices; (iv) maintenance of certain records; (v) ability to track devices; (vi) reporting of potential product defects; (vii) importing and exporting of devices; and (viii) various other matters. Further, the manufacturers that create the products we market face an increasing amount of scrutiny and compliance costs as more states implement regulations governing medical devices, and biologics. These types of regulations could affect many of the products we market, impacting our revenues and profitability, results of operations, and working capital.

Future regulatory action remains uncertain.

We operate in a highly-regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our business and operations.

Our revenues will depend on our customers’ continued receipt of adequate reimbursement from private insurers and government sponsored healthcare programs.

Political, economic, and regulatory influences are fundamentally changing the healthcare industry in the United States. The ability of hospitals to pay fees for our products partially depends on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals.

Major third-party payors of hospitals, such as private healthcare insurers, periodically revise their payment methodologies. We cannot predict these periodic revisions with certainty, and such revisions may result in stricter standards for reimbursement of hospital charges for certain specified products, potentially adversely impacting our business, results of operations, and financial conditions.

As a distributor, the FDA and similar state authorities require us to list and register certain products.

As a distributor and marketer of FDA-regulated products, we may be subject to independent requirements to register and list certain products. We may be required to obtain state licensure or certifications and may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with such applicable requirements could result in a wide variety of enforcement actions, ranging from warning letters to more severe sanctions, such as significant costly fines and civil penalties, operating restrictions, injunctions, and criminal prosecutions, all of which could adversely impact our business.

We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from natural disasters would adversely affect our revenue and results of operations.

We operate our business in regions subject to severe weather and natural disasters including hurricanes, floods, fires, earthquakes, and other catastrophic events. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic event.

We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.

We benefit substantially from the leadership and performance of our senior management and certain key employees. For example, key members of our management have experience successfully scaling an early stage medical device company to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. This uncertainty may be especially true during periods in which we face challenges such as financial difficulties or a reduced stock price. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Each member of the senior management team and our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

Pricing pressure to contain costs and reduce prices could have a negative impact on our future operations.

Pricing pressure has increased in our industry primarily due to continued consolidation among healthcare providers, trends toward managed care, the recent shift towards increased government involvement of healthcare costs, and laws and regulations relating to reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures could unfavorably impact our business, future operating results and financial condition.

We have significant concentration in and dependence on customers and certain healthcare provider customers.

In 2017, our top two customers represented approximately 37% of our consolidated net revenues. If an existing contract with one of these two customers expires without being replaced or the customer or certain healthcare provider customer terminates the contract prior to its expiration, we could lose that customer relationship, which could adversely impact our business, future operating results, and financial condition.

To grow revenues and profitability from certain products, we must expand our relationships with distributors and independent sales representatives, whom we do not control.

We derive significant revenues through our relationships with distributors and independent sales representatives. If such a relationship terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits. Because the independent distributor often controls the customer relationships within its territory, there is a risk that if our relationship with the distributor ends, we could lose our relationship with our ultimate customer.

We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain categories of our products. Our success partially depends on our ability to retain and motivate our distributors, independent sales agencies, and their representatives to sell our products in certain territories. However, such parties may not be successful in implementing our strategies and marketing plans. Some of our distributors and independent sales agencies do not sell our products exclusively and may offer competing products from other companies. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions for them, which could adversely affect our operations and operating results. We also may not be able to find additional distributors and independent sales representatives who will agree to market or distribute our products on commercially reasonable terms, if at all. If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.

Our growth and profitability will depend in large part upon the effectiveness of our marketing strategies and expenditures.

Our future growth and profitability will partially depend upon our marketing performance and appropriate cost structure, including our ability to:

•	create greater awareness of the products we sell and the excellent quality control and customer service of our Company;
•	identify and utilize the most effective sales representatives who understand the advantages of our products and who can effectively communicate that to physicians; and
•	effectively manage marketing and administrative expenditures.

Ineffective sales representatives, promotional efforts, and management of working capital could adversely affect our future results of operations and financial condition.

We may be subject to future product liability litigation that could be costly, and we may not carry adequate product liability insurance coverage.

We maintain product liability insurance, however there can be no assurance that such coverage is sufficient to cover all product liabilities that we may incur. We are not currently subject to any product liability proceedings, and we have no reserves for product liability disbursements. However, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage and delivery of our products. Should we incur product-related liabilities exceeding our insurance coverage, we would be required to use available cash or raise additional cash to cover such liabilities.

Uncertainty in future changes to tax legislation, regulatory reform, or policies could have a material adverse effect on our business.

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. The recently enacted U.S. tax reform legislation referred to the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Reform”), significantly changes how the U.S. taxes corporations. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may adjust the provisional amounts that we have recorded, which may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, state or local jurisdictions may enact tax laws in response to the U.S. Tax Reform that could result in further changes to taxation and materially affect our financial position and results of operations.

Our executive management team, including our Chief Executive Officer, Chairman of the Board and President, and Chief Financial Officer may dedicate inadequate time and attention to our Company.

Members of our executive management team, including our Chief Executive Officer, our Chairman of the Board and President, and our Chief Financial Officer, hold leadership roles in other companies and related companies with which we do business. Each of these individuals may allocate their time between our affairs and the affairs of other companies. This situation presents the potential for conflicts of interest in determining the respective percentages of the time that these individuals devote to our affairs and the affairs of other companies. In addition, if the affairs of the other companies require the members of our management team to devote more substantial amounts of their time to those affairs in the future, their ability to devote sufficient time to our affairs may be limited and could negatively impact our business.

Future business combinations or acquisitions may be difficult to integrate, which could cause us to shift our attention away from our primary business and its operations.

We may pursue various business combinations with other companies or strategic acquisitions of complementary businesses, product lines, or technologies. There can be no assurance that such acquisitions will be available at all or on terms acceptable to us. These transactions may require additional capital which may increase our indebtedness or outstanding shares, resulting in a dilution to our stockholders or a reduction in working capital. The inability to obtain such future capital may inhibit our growth and operating results. Integration of acquisitions or additional products can be costly, time-consuming, and complicated which could significantly impact operating results. Furthermore, the integration of any acquisition may disproportionally divert management’s time and resources from our primary business and its operations. We may sell some or all of our product lines to other companies or we may agree to merge with another company. There can be no assurance that future transactions will ultimately benefit our Company. If we face difficulty integrating future acquisitions or if our management team’s attention is diverted, our future results of operations may negatively impact our business, results of operations, and financial condition.

General economic conditions may adversely affect demand for our products and services.

Poor or deteriorating economic conditions in the United States could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. These and other possible consequences of financial and economic decline could have material adverse effect on our business, results of operations, and financial condition.

Risks Related to Ownership of Our Common Stock

Because the market for our Common Stock is limited, persons who purchase our Common Stock may not be able to resell their shares at or above the purchase price they paid.

Our Common Stock trades on the Over-the-Counter markets (“OTC Markets”), which are not highly liquid securities markets, and is designated as OTC Pink, Current Information Tier. With some limited exceptions, there has not been an active public market for our Common Stock. We cannot provide an assurance that an active public market for our Common Stock will develop or be sustained in the future. If an active market for our Common Stock does not develop or is not sustained, the price may decline and our stockholders may lose their investment in our Common Stock.

Historically, the market price for our Common Stock has been highly volatile. From time to time, the market has experienced significant price and volume fluctuations, which are unrelated to our operating performance. Fluctuations in the trading price or liquidity of our Common Stock may reduce the value of an investment in our Common Stock.

Factors that may have a significant impact on the market price and marketability of our Common Stock include:

•	changes in national health care policies and practices;
•	third-party reimbursement policies;
•	adverse legislation, including changes in governmental regulation;
•	litigation and government proceedings;
•	uncertainty related to future legislation, regulatory reforms, or policy changes, including the impact of the U.S. Tax Reform;
•	announcements of technological innovations or new commercial products by our collaborative partners, our present competitors, or potential competitors;
•	developments in our relationships with employees, suppliers, or collaborative partners;
•	developments or disputes concerning patent or other proprietary rights;
•	acquisitions or divestitures;
•	our quarterly operating results;
•	short selling;
•	changes in securities analysts’ recommendations;
•	economic and other external factors; and
•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has frequently been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses related to any securities class action lawsuits and our management’s attention and resources could shift away from operating our business to responding to any such litigation. We maintain insurance to cover these types of risks for our Company, our directors, and our officers. Our insurance coverage and policies are subject to high deductibles to reduce premium expenses, and there is no guarantee that our insurance will cover any specific claim that we currently face or may face in the future, or that our insurance will be adequate to cover all potential liabilities and damages or that we will have sufficient working capital or funds.

Our current management can exert significant influence over our Company and make decisions that are not in the best interests of all stockholders.

As a group, our executive officers and directors beneficially own approximately 90.4% of our outstanding shares of Common Stock. Because of this ownership, these stockholders can assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change-in-control. Such concentration of ownership of our outstanding Common Stock could delay or prevent a change-in-control, or otherwise discourage or prevent a potential acquirer from attempting to obtain control of our Company, possibly negatively affecting the market price of our Common Stock. This ownership could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of executive officers and directors may not always coincide with the interests of our Company or the interests of other stockholders causing us to enter into transactions or agreements that we would not otherwise consider.

We cannot be certain that our internal controls over financial reporting and procedures are sufficient. Although we are taking significant remedial measures (as explained elsewhere in this 2017 Annual Report), this uncertainty could have a material adverse effect on our investors’ confidence in our reported financial information. There is no guarantee that our internal controls over financial reporting and procedures will not fail in the future.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary to providing reliable financial reports and to detect and prevent fraud. Prior to the Change-in-Control Date, we deemed our internal controls and procedures inadequate. The significant assessment and remediation measures we have taken may not be sufficient to maintain investors’

confidence or a loss of reputation, and may result in an adverse impact to our financial position and results of operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Individual acts can also circumvent these controls through collusion of two or more people or through management’s override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may have occurred and may not have been detected. A failure in any of our internal controls and procedures may result in (i) enforcement actions by the SEC or other governmental or regulatory bodies; (ii) litigation; (iii) loss of reputation; (iv) loss of investor confidence; (v) an inability to acquire capital; or (vi) other material adverse effects on our Company.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock which adversely affects the liquidity and market price of our Common Stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the OTC Markets has been substantially less than $5.00 per share and, therefore, we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker- dealers to solicit purchases of our Common Stock and, therefore, reduces the liquidity of the public market for our Common Stock.

We believe a growing number of broker-dealers do not permit investors to resell shares of penny stocks, like our Common Stock. This position may have had and may continue to have a depressive effect upon the price of our Common Stock, which could negatively affect the performance of your investment in us.

Under our charter documents and Delaware law, we could issue “blank check” preferred stock without stockholder approval, which would dilute our then current stockholders’ interests and impair such stockholders’ voting rights, discouraging a takeover that our stockholders may consider favorable.

Our certificate of incorporation provides that we may authorize and issue up to 20,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting, or other rights, which could dilute the interest of or impair the voting power of our holders of Common Stock. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

If our Common Stock becomes subject to a “chill” or a “freeze” imposed by the Depository Trust Company (“DTC”) our stockholders’ ability to sell shares may be limited.

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our Common Stock is eligible for electronic settlement, historically DTC has imposed a chill or freeze on the deposit, withdrawal, and transfer of common stock of issuers whose common stock trades on the OTC Markets. Depending on the type of restriction, it can prevent our stockholders from buying or selling our shares of Common Stock and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period. While we have no reason to believe a chill or freeze will be imposed against our Common Stock, if DTC did so, our stockholders’ ability to sell their shares would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease an approximately 11,500 square-foot space as our principal executive office, located at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP (“NCE, LP”), a real estate investment company that is owned and controlled by Mark W. Brooks, our Chairman of the Board and President. The CPM lease with NCE, LP was effective January 1, 2013, and the Fuse lease with NCE, LP was effective July 14, 2017. Both leases terminated December 31, 2017, with month-to-month renewals. Our leased property does not have material costs of complying with environmental laws. We believe our present business property is adequate and suitable to support our mid-term strategies and initiatives for growth. We are in the process of renegotiating a lease renewal, but we believe there is a large supply of comparable commercial property available in the general area that we would be able to lease at comparable rates.

ITEM 3. LEGAL PROCEEDINGS.

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the “Defendants”).  On April 21, 2014, the complaint was dismissed for “want of prosecution.”

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” included in Note 7 in our audited financial statements contained in this 2017 Annual Report, which is herein incorporated by reference.  We anticipate incurring approximately $50,000 of additional legal fees regarding this matter.  The trial date for the above matter was scheduled for May 1, 2017, but it was moved to July 24, 2017, to allow for additional discovery.

During April 2017, one of the named individuals in the complaint filed for bankruptcy protection.  There is currently no trial date set.

Our management continues to believe that the lawsuit is completely without merit and will vigorously contest it to protect our interests.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades and is quoted on the OTC Markets designated as OTC Pink, Current Information Tier, under the trading symbol OTCMKTS:FZMD. To date, the trading market for our Common Stock has been extremely limited and sporadic.

Below is a table indicating the range of high and low bid information for our Common Stock as reported by the OTC Markets interdealer quotation system (“OTC Bulletin Board”) for the periods listed. Bid prices represent interdealer prices and do not include retail mark-ups, retail mark-downs, or any commission to a broker-dealer. In addition, these prices do not necessarily reflect actual transactions.

	High	Low
Fiscal 2017
First Quarter	$0.95	$0.16
Second Quarter	0.32	0.32
Third Quarter	2.70	0.30
Fourth Quarter	4.65	1.50
Fiscal 2016
First Quarter	$0.19	$0.15
Second Quarter	0.15	0.11
Third Quarter	0.15	0.12
Fourth Quarter	0.16	0.11

Holders of Record

As of March 26, 2018, there were 350 account holders of record of our Common Stock.

Dividends

We have not paid or declared any dividends on our Common Stock during the past two fiscal years and we do not intend to pay any dividends on our Common Stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights our results of operations and the principal factors that have affected our consolidated financial condition, our liquidity and our capital resources for the periods described. The discussion also provides information that our management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this 2017 Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Please read the discussion and analysis together with such financial statements and the related notes therein.

Explanatory Note

As more fully described in “Item 1. Business, Change-in-Control,” “Item 1. Business, CPM Acquisition,” and elsewhere in this 2017 Annual Report, the change-in-control over a majority of our issued and outstanding voting Common Stock resulted in new executive leadership during 2016. The CPM Acquisition occurred during December 2017 and reflects CPM as the reporting entity for 2017 and 2016. Effective on the Change-in-Control Date, Fuse consolidated with CPM.

Overview

We are a national distributor of medical devices, and we provide a broad portfolio of Orthopedic Implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; and (iv) spinal implants for trauma, degenerative disc disease, and deformity indications. All of our medical devices are approved by the FDA for sale in the United States.

To support orthopedic surgeries, we offer Biologics that include: (a) osteo Biologics (cellular bone allografts and synthetics); (b) tendons and tissues (ligaments, tendons, and dermal graft); (c) regenerative tissues (amniotic membrane (dry), amniotic membrane (injectable), and amniotic fluids (frozen)); and (d) autologous products (platelet - rich plasma, and bone marrow aspirate concentration systems). All of our Biologics suppliers are licensed tissue banks accredited by the AATB.

Medical device distributorships such as ours typically experience greater revenue, and volume, as a percentage of revenue, between the last two calendar quarters compared to the first two calendar quarters of the year because indirect and overhead costs decline. We believe that this change is due partially to the result of patient annual healthcare deductibles being met during the last two quarters of the calendar year compared to the first two quarters of the calendar year, which is driven, in part, by elective surgeries.

Pricing pressure has increased in our industry due to continued consolidation among healthcare providers, increased trends toward managed care, increased shift towards increased government involvement of healthcare costs, and enacted or amended laws and regulations that relate to reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures could unfavorably impact our business, future operating results and financial condition.

Our results-driven leadership has the following strategic objectives: (i) build a scalable cost-effective infrastructure; (ii) broaden and expand product offerings; (iii) migrate sales model from fixed cost to variable cost; and (iv) acquire strategic independent distributors. To achieve a scalable cost-effective infrastructure, we are instituting uniform processes, controls, and automation. To broaden and expand product offerings, we continuously review and expand our product lines to ensure we offer the highest-quality and most cost effective comprehensive selection of Orthopedic Implants and Biologics, allowing us to meet our customers’ needs while continuing to grow our existing customer base. To successfully migrate sales models from fixed cost to variable cost, we reduced the salary-based sales force and shifted to variable compensation packages. Lastly, to acquire strategic independent distributors, we are replacing legacy sales management with independent distributors who have existing books of business and industry experience from networking, attending conferences, leveraging resources, and industry knowledge.

During the year-ended 2017, we have successfully executed the following milestones: (a) expanded product offerings to over 40 manufacturers; (b) acquired CPM during December 2017 as more fully described in this “Item 1. Business, Change-in-Control” and “Item 1. Business, CPM Acquisition” in this 2017 Annual Report; (c) integrated the operations of CPM with our supply-chain, finance, sales support, and other related functions, providing an improved service platform that supports scalability and strengthens our internal controls; (d) outsourced our payroll and human capital functions to AmBio, which is controlled by Mark W. Brooks, our Chairman of the Board and President; (e) replaced legacy sales management with established independent contractors who contribute existing books of business with strong revenue and in-depth industry experience to provide us with improved cost effectiveness; (f) terminated or renegotiated fixed costs contracts with third-party service providers; (g) instituted formalized initiatives to identify strategic acquisition targets, vertical supply chain integration opportunities, and new, high-value vendor relationships.

We believe our comprehensive selection of Orthopedic Implants and Biologics products will prove to be pivotal in our ability to acquire new customers and increase revenues and profitability. We expect to offer compensation and other valuable long-term incentives, like equity awards, to key distributors, executive leadership, and key employees as we continue to expand our strategic partnerships and network arrangements.

Tax Cuts and Jobs Act

The recent U.S. Tax Reform lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.  As a result of the enactment of U.S. tax reform, we are currently evaluating the U.S. Tax Reform impact to our financial condition and results of operations. We expect to realize the benefits of lower tax rates.

Inflation

The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our Financial Statements during the periods presented.

Results of Operations

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the consolidated financial statements and related notes included in this report.

	Year Ended December 31,
	2017	%	2016	%
Net revenue	$26,407,206	100%	$25,666,650	100%
Cost of revenue	14,582,416	55%	11,256,887	44%
Gross profit	11,824,790	45%	14,409,763	56%
Operating expenses
Selling, general, administrative, and other	5,356,475	20%	4,170,835	16%
Commissions	5,641,122	21%	7,056,430	27%
Gain on disposal of property and equipment	(5,367)	0%	-	0%
Depreciation	14,521	0%	19,091	0%
Total operating expenses	11,006,751	42%	11,246,356	44%
Operating income	818,039	3%	3,163,407	12%
Other income (expense)
Interest expense	(161,669)	(1%)	(146,921)	(1%)
Extinguishment of debt	43,308	0%	-	0%
Net income	$699,678	3%	$3,016,486	12%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Revenue

For the year ended December 31, 2017, our net revenue was $26,407,206, compared to $25,666,650 for the year ended December 31, 2016, an increase of $740,556, or approximately 3%. The increase in net revenue is primarily a result of an approximate 10% increase in medical cases in which our products are used (“Cases,” and each a “Case”) and an approximate 6% decline in net revenue per case. Pricing pressure has increased in our industry primarily due to continued consolidation among healthcare providers, trends toward managed care, the recent shift towards increased government involvement of healthcare costs, and laws and regulations relating to reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures could unfavorably impact our business, future operating results and financial condition. Continued pricing pressures will require increased case volume to maintain gross profit levels.

We added 57 new customers and retained 88 customers, offset, in part, by 87 inactive customers for 2017 as compared to 2016.

The destruction caused by Hurricane Harvey impacted several of our customer hospitals and surgical facilities in the southeast Texas regions and parts of Louisiana. While we are unable to quantify the exact impact to our results of operations and financial position we believe this disaster adversely impacted our net revenues and results of operations.

Cost of Revenue

For the year ended December 31, 2017, our cost of revenue was $14,582,416, compared to $11,256,887 for the year ended December 31, 2016, an increase of $3,325,529 or 30%. As a percentage of revenue, cost of revenue was approximately 55% and 44% for the year ended December 31, 2017 and 2016, respectively. The increase as a percentage of revenue is approximately 11% and is primarily the result of an approximate 3% increase in lost, damaged, or and expired inventory, and the 10% increase in case volume. This increase in lost, damaged, or expired inventory and our write downs will require our Company to increase case volume.

Gross Profit

For the year ended December 31, 2017, our gross profit was $11,824,790 compared to $14,409,763 for the year ended December 31, 2016, representing a decrease of $2,584,973 or 18%. As a percentage of revenue, gross profit was approximately 45% and 56% for the year ended December 31, 2017, and 2016, respectively. The decrease as a percentage of revenue is approximately 11% and is primarily due to an approximate 6% decline in net revenue per case, an approximate 3% increase in lost, damaged or and expired inventory, and offset, in part, by a 10% increase in case volume.

Selling, General, Administrative and Other Expense

For the year ended December 31, 2017, our selling, general, administrative, and other expense increased to $5,356,475, from $4,170,835 for the year ended December 31, 2016, an increase of $1,185,640, or 28%. As a percentage of net revenue, selling, general, administrative, and other expense was approximately 20% and 16% for the year ended December 31, 2017, and 2016, respectively. The increase as a percentage of revenue is approximately 5% and is primarily the result of an increase as a percentage of net revenue of approximately 4% in professional fees related to our acquisition and integration of CPM, an approximate 1% increase in leased staffing of FTEs, offset, in part, by an approximate 1% decrease bad debt expense.

Commission Expense

For the year ended December 31, 2017, our commission expense decreased to $5,641,122 from $7,056,430 for the year ended December 31, 2016, a decrease of $1,415,308, or approximately 20%. As a percentage of net revenue, commission expenses were approximately 21% and 27% for the year ended December 31, 2017, and 2016, respectively. During 2017, we began to redesign and update our independent sales representative commission agreements to increase our profitability, on a customer basis, and improve our cost effectiveness.

Depreciation Expense

For the year ended December 31, 2017, our depreciation expense declined to $14,521, from $19,091 for the year ended December 31, 2016, a decrease of $4,570 or approximately 24%. The decrease is primarily related a reduction in fixed assets.

Interest Expense

For the year ended December 31, 2017, our interest expense increased to $161,669 from $146,921 for the year ended December 31, 2016, an increase of $14,748, or approximately 10%. The increase is primarily driven by an approximate $18,099 increase related to increased LIBOR interest rates, an increase of $26,507 in connection with accrued interest on notes payable – to related parties (convertible notes to NC 143 and RMI), offset, in part, by $16,763 reduction as a result of reduced average borrowings and by a $13,095 decrease in connection with the beneficial ownership discount amortization.

Extinguishment of Debt

For the year ended December 31, 2017, we recorded $43,308, for extinguishment of debt related to long-aged outstanding payables. For the year ended December 31, 2016 we did not have any extinguishment of debt.

Net Income

For the year ended December 31, 2017, our net income was $699,678, compared to net income of $3,016,486 for the year ended December 31, 2016, representing a decline of $2,316,808, or approximately 77%. As a percentage of revenue, net income was approximately 3% and 12% for the year-ended December 31, 2017, and 2016, respectively. The decrease as a percentage of revenues is approximately 9% and is primarily attributed to 11% decrease in gross profit, a 5% increase in selling, general, administrative and other expenses, offset, in part, by a 6% reduction in commission expense and a 1% reduction in depreciation expense and extinguishment of debt.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Year-ended December 31,
	2017	2016
Net cash provided by operating activities	$1,604,536	$2,790,338
Net cash (used in) provided by investing activities	(11,602)	655,390
Net cash used in financing activities	(1,566,666)	(2,930,906)
Net increase in cash and cash equivalents	$26,268	$514,822

To facilitate our strategic growth plans, on December 29, 2017, Fuse entered into, along with CPM, a $5,000,000 revolving line of credit (“RLOC”) with ZB, N.A. (d/b/a Amegy Bank), to facilitate the CPM Acquisition and the integration of the two companies as disclosed as Exhibit 10.1 in our Current Report on Form 8-K, filed with the SEC on January 11, 2018, and herein incorporated by reference. Mark W. Brooks, our Chairman of the Board and President, personally guarantees fifty present (50%) of the outstanding RLOC amount. Further, the RLOC will support our strategic growth initiatives and day-to-day working capital needs.

With the RLOC maturing on November 2, 2018, we are currently evaluating alternatives to the RLOC, including, but not limited to a renewal of the current credit facility, an increase in the credit facility availability, a new credit facility, or a newly structured facility. We expect our management team will provide our Board with a recommendation by the end of the second quarter of 2018.

Net Cash Provided by Operating Activities

Our net cash provided by operating activities during the year ended December 31, 2017, resulted primarily from net income of $699,678, $2,022,723 decrease in inventories, net $178,477 increase in accounts payable, $3,822 security deposit, $7,607 non-cash adjustments, offset, in part, by $1,236,5278 reduction in accrued expenses, $62,096 increase in accounts receivable, and an increase of $9,448 in prepaid expenses and other current assets.

Our net cash provided by operating activities during the year ended December 31, 2016, resulted primarily from net income of $3,016,486, a $995,785 decline in accounts receivable, $32,185 non-cash adjustments, and $107 reduction in prepaid expenses and other current assets, offset in part, by $1,313,409 reduction in accounts payable, and a $139,993 increase in inventories.

Net Cash (Used in) Provided by Investing Activities

Our net cash used in investing activities for the year ended December 31, 2017, primarily related to $20,334 for the purchase of property and equipment, offset in part by $8,732 insurance settlement proceeds.

Our net cash provided by investing activities for the year ended December 31, 2016, related to proceeds from our December change-in-control of $655,390.

Net Cash Used in Financing Activities

Our net cash used in financing activities during the year ended December 31, 2017, primarily resulted from $1,949,714 in member distributions (successor), offset, in part, by $273,044 of member contributions (successor) and net borrowings from our RLOC.

Our net cash used in financing activities during the year ended December 31, 2016, primarily resulted from $2,395,606 in member distributions (successor), offset, in part, by $375,210 of member contributions (successor) and $910,5100 in net payment on our RLOC.

Liquidity

As a national distributor of medical devices, our primary sources and uses of liquidity are generated by our operations, our RLOC, commissions, payroll and human capital, and professional fees.

Our strategic growth plan provides for capital investment to upgrade our financial systems, support our infrastructure, and increase our support staff. This investment is deemed essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $400,000 to $650,000, and anticipate the investment to occur in the second half of calendar year 2018. Our projections for calendar years 2018, 2019, and 2020, include expansion opportunities through carefully evaluated and integrated acquisitions, and our five-year projections include the investment in our independent contractor sales team, including focused training, development, and accountability.

At December 31, 2017, our current assets exceeded our current liabilities by $10,050,211 (our “Working Capital”), which included $804,715 in cash and cash equivalents. As of March 26, 2018, we had approximately $770,000 in available cash. We maintain our cash with large financial institutions. We believe our operations as well as our working capital and revolving line of credit will enable us to support our mid-term growth strategies.

During 2016, we received proceeds of: (i) $720,000 from the sale of our Common Stock in private offerings; (ii) $150,000 in aggregate from the issuance of Notes to entities controlled by the Investors; and (iii) $91,533 of capital contributions resulting from the transfer of inventory to CPM, as described in Item 13 “Certain Relationships and Related Transactions, And Director Independence” below and in our Current Report on Form 8-K, filed with the SEC on December 23, 2016.

Off-balance Sheet Arrangement

We have no off-balance sheet arrangements.

Related Party Transactions

Change-in-Control

Since December of 2016, we have been controlled by the Investors, who are our two primary stockholders. On the Change-in-Control Date, we entered into the Stock Purchase Agreement by and between the Investors and our Company, pursuant to which the Investors received the Investor Shares, effective as of the Change-in-Control Date. For more details, please see “Item 1. Business” of this 2017 Annual Report.

The closing of the Stock Purchase Agreement resulted in a change-in-control of our Company whereby the Investors beneficially acquired approximately 61.4% of our Common Stock issued and outstanding immediately after the Change-in-Control Date. Mark W. Brooks became our Chairman of the Board and Christopher C. Reeg became our Chief Executive Officer, as described in our Current Report on Form 8-K, filed with the SEC on December 23, 2016, which is herein incorporated by reference.

CPM Acquisition

On December 15, 2017, we entered into an agreement with NC 143 pursuant to which we would purchase all of the outstanding membership interests of CPM as disclosed in the CPM Acquisition Agreement, disclosed in our Current Report on Form 8-K, dated December 19, 2017, which is herein incorporated by reference.

On December 29, 2017, we completed the previously-announced CPM Acquisition, effective as of the Effective Date. We issued 50 million shares of our Common Stock in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, as disclosed in our Current Report on Form 8-K, filed January 5, 2018, and amended by our Current Report on Form 8-K/A, dated March 12, 2018, which are both herein incorporated by reference.

On the Effective Date and following the closing of the CPM Acquisition, NC 143 and RMI beneficially held approximately 90.4% of our Common Stock outstanding.

In the CPM Acquisition, Fuse was the legal acquirer and, for accounting purposes, CPM was deemed to have acquired Fuse. As a result, this 2017 Annual Report reflects CPM as the reporting entity for 2017 and 2016 and is consolidated with Fuse from, and effective, on the Change-in-Control Date.

Lease with 1565 North Central Expressway, LP

As disclosed in “Item 2. Properties” in this 2017 Annual Report, we lease an approximately 11,500 square-foot space as our principal executive office from NCE, LP, a real estate investment company that is owned and controlled by Mark W. Brooks, our Chairman of the Board and President. The CPM lease was effective January 1, 2013, and the Fuse lease was effective July 14, 2017. These leases terminated December 31, 2017, with month-to-month renewals, but we are in the process of renegotiating a lease renewal.

AmBio Contract

As disclosed in “Item 1. Business” in this 2017 Annual Report, AmBio provides us with payroll processing, employee benefit administration, and related human capital services to us effective January 1, 2017. Our Chairman of the Board and President, Mark Brooks, owns and controls AmBio. As of December 31, 2017, and 2016, we had balances due to AmBio of approximately $112,000. As of December 31, 2017, approximately $162,000 of fees were paid to AmBio for its services and are reflected with in selling, general, and administrative expenses on the accompanying consolidated statements of operations.

Operations

We have entered into various related party transactions with entities that are owned by or affiliated with our executive officers and members of our Board. The transactions included sales, purchases, commissions paid for services, and revenues related to services provided to the related party.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mark W. Brooks, our Chairman of the Board and President, and Christopher C. Reeg, our Chief Executive Officer and Secretary.

During the years ended December 31, 2017, we had net sales of approximately $5,054,000 to MedUSA for products used in surgical cases.

During the years ended December 31, 2017, we incurred commission expense of approximately $962,000 to MedUSA for services provided to us in surgical cases.

As of December 31, 2017, we had balances due from MedUSA of approximately $1,684,000 included in accounts receivable on the accompanying consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mark W. Brooks, our Chairman of the Board and President.

During the years ended December 31, 2017, we had net sales of approximately $1,953,000 to Overlord for product used in surgical cases.

During the years ended December 31, 2017, we incurred commission expense of approximately $101,000 respectively, to Overlord for services provided to us in surgical cases.

As of December 31, 2017, we had balances due from Overlord of approximately $444,000 included in accounts receivable on the accompanying consolidated balance sheets.

N.B.M.J., Inc.

N.B.M.J., Inc. (“NBMJ”) is a Durable Medical Equipment (“DME”) distributor and a wound care distributor owned and controlled by Mark W. Brooks, our Chairman of the Board and President.

During the years ended December 31, 2017, we had net sales of approximately $162,000 to NBMJ for product used in surgical cases.

During the years ended December 31, 2017 we incurred commission expense of approximately $0.00 to NBMJ for services provided to us in surgical cases.

Palm Springs Partners d/b/a Maxim Surgical, LLC

Palm Springs Partners d/b/a Maxim Surgical, LLC (“Maxim”) is a manufacturer/distributor owned and controlled by Christopher C. Reeg, our Chief Executive Officer and Secretary, and Mark W. Brooks, our Chairman of the Board and President.

During the year ending December 31, 2017, we had net sales of approximately $202,000 to Maxim for product used in surgical cases.

During the year ending December 31, 2017, we purchased approximately $468,000 from Maxim.

As of December 31, 2017, we had a balance due from Maxim of approximately $50,000, included in accounts receivable on the accompanying consolidated balance sheets. As of December 31, 2017, we had a balance due to Maxim of approximately $93,000, included in accounts payable on the accompanying consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor owned and controlled by Mark W. Brooks, our Chairman of the Board and President. During the year ended December 31, 2017, we incurred commission expense of approximately $1,114,000 to Sintu for services provided in surgical cases.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and their accompanying notes (“Financial Statements”). Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our Financial Statements. We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” in the notes to the Financial Statements beginning on page F-1 found elsewhere herein. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Revenue Recognition, Discounts, and Allowances Accruals

We recognize revenues when: (i) persuasive evidence of an arrangement exists; (ii) the fees are fixed or determinable; (iii) no significant Company obligations remain; and (iv) collection of the related receivable is reasonably assured. We report revenues for transactions in which we are the primary obligor on a gross basis and revenues in which we act as an agent (earning a fixed percentage of the sale) on a net basis, (net of related costs). We report funds collected from customers as deferred revenues until all revenue recognition criteria have been met.

Our revenues are sales of Orthopedic Implants and Biologics to support orthopedic surgeries and wound care. For customers that purchase products as needed, we invoice the customers on the date that the product is utilized. For customers that have consigned product, we invoice the customers as each unit of the product is utilized. Payment terms are due upon receipt of invoice.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. Net revenues have been reduced to account for sales returns, discounts and other incentives.

Long-Lived Assets

We assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The events and circumstances we consider when determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: (i) significant changes in performance relative to expected operating results; (ii) significant changes in the use of the assets; (iii) significant negative industry or economic trends; (iv) a significant decline in our stock price for a sustained period of time; and (v) changes in our business strategy. We record an impairment loss when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. Based on our assessment, there were no indicators of impairment of our long-lived assets at December 31, 2017, and 2016.

Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. We test goodwill for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires that we make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. We did not recognize any goodwill impairment during 2017 or 2016.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. We classify assets and liabilities recorded at fair value under the fair value hierarchy based on the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

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

In connection with the CPM Acquisition, we recorded a $19,244,543 liability related to the earn-out portion of the purchase consideration. See Note 3, “Acquisition” in the notes to the Consolidated Financial Statements beginning on page F-1 for further discussion of the Earn-Out Liability and our classification the Earn-Out Liability as a Level 3 liability.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded value of notes payable approximates their fair value based upon their effective interest rates.

Accounts Receivable and Allowances

Accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable and an allowance for contractual pricing. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts.

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

Our management estimates an allowance for contractual pricing, by evaluating specific accounts where information indicates the customer is offered contractual pricing and discount allowances. In these arrangements, our management uses assumptions and judgement, based on the best available facts and circumstances, to record a specific allowance for the amounts due from those customers.  The allowance is offset by a corresponding reduction to revenue. These specific allowances are reevaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Accounts deemed uncollectible are written-off in the period when we have exhausted efforts to collect overdue and unpaid receivables or we have evaluated other circumstances that indicate that our Company should abandon such efforts. Previously written-off accounts receivable subsequently collected are recognized as a reduction of bad debt expense when funds are received.

Inventories

Inventories are stated at lower of cost or the net realizable value (first-in, first-out). Our inventories consist entirely of finished goods and include Orthopedic Implants and Biologics. We review the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, we recognize a write-down equal to an amount by which the carrying value exceeds the market value of inventories.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro-rata compensation expense is adjusted accordingly, until such time that the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Income Taxes

Because of the CPM Acquisition, Fuse became the sole managing member of CPM and as a result, began consolidating the financial results of CPM. CPM is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CPM is not subject to either U.S. federal or most applicable state and local income taxes. Any taxable income or loss generated by CPM is passed through to, and included in, the taxable income or loss of its members.

We use the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. We have deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income.

We record a liability for uncertain tax positions when it is probable that we have incurred a loss and we can reasonably estimate its amount. As of December 31, 2017, we had no liabilities for uncertain tax positions. Our policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of ASU 2014-09 on our financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11 — “Inventory (Topic 330)”, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted ASU 2015-11 as of January 1, 2017, and did not have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the process of evaluating the impact of the adoption of ASU 2016-02 on our financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash payments.” The update addresses eight (8) specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for the public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The amendments in this update may be applied retrospectively or prospectively and early adoption is permitted. We are in the process of evaluating the impact of ASU 2016-15 on our financial statements and disclosures.

In November 2016, the FASB issued ASU Update No. 2016-18 — “Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB EITF).”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment does not provide a definition of restricted cash or restricted cash equivalents. The update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are in the process of evaluating the impact of ASU 2016-18 on our financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements, including the statements regarding capital expenditures and liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategies, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements are contained in “Item 1A. Risk Factors” above. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A. Risk Factors” and our other filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The requirements of this Item can be found in our Financial Statements beginning on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-15(b) of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer, with the participation of our Board, believe that our disclosure controls and procedures, as of December 31, 2017, are significantly improved since December 31, 2016. We believe that our improvements in disclosure controls and procedures resulted primarily from our integration of Fuse operations with CPM’s operations. We deemed CPM’s internal controls over financial reporting to be more established and stable than Fuse’s because CPM was previously subject to five external audits and CPM’s internal controls had more significant volume, scope, and complexity than Fuse’s internal controls.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. As a result of the change in leadership and the significant restructuring and rebranding efforts deemed by our Board as strategically necessary, our management was unable to complete its full and complete assessment regarding the establishment and maintenance of adequate internal controls over our financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Due to the delay in fulling completing this process, we are unable to conclude that internal controls over financial reporting were effective as of December 31, 2017. However, our Board, Chief Executive Officer, and Chief Financial Officer continue to work with our independent third-party Sarbanes-Oxley Consultant to assist in establishing a sustainable framework and processes to ensure adequate internal controls over financial reporting. We are currently in the process of testing the operating effectiveness of the internal controls over financial reporting. We expect to complete our assessment and develop conclusions on the operating effectiveness of the controls over financial reporting by June 30, 2018.

Changes in Internal Control over Financial Reporting

During 2017, we integrated the Fuse supply chain management, finance, sales support, and other related functions with the operations of CPM. We outsource our payroll processing, employee benefit administration, and related human capital services to AmBio. We believe these arrangements have significantly improved internal controls over financial reporting and have provided us scalability for anticipated growth and expansion, while driving down fixed costs per transaction. We now incorporate strict access controls for our inventory management system and general ledger system, which allows us to better control our financial results and to implement monthly closes, instead of quarterly closes with strict access to closed periods. Having monthly closes provides increased accuracy on our financial results and allows executives to evaluate our business more strategically because they can view the financials each month rather than each quarter.

ITEM 9B. OTHER INFORMATION.

On January 30, 2018, we received notice from UOC USA, Inc. (“UOC”) that UOC has elected to terminate the distribution agreement dated January 1, 2011, as amended (the “UOC Agreement”) between our wholly-owned subsidiary, CPM, and UOC. While the UOC Agreement terminated on February 28, 2018, in accordance with its terms and conditions, the UOC Agreement also authorized the continued provision of UOC products at UOC-contracted facilities until March 15, 2018. Because we hold title to our UOC inventory, we may continue selling UOC products until we deplete our UOC inventory.

Pursuant to the UOC Agreement, in consideration for mutual promises and covenants, we were appointed as a non-exclusive authorized distributor of UOC orthopedic implants and instruments for an initial fixed term of two (2) years with auto-renewals thereafter.  We or UOC could terminate the UOC Agreement at any time and for any reason upon ninety (90) days prior written notice to the other party.

At UOC’s sole discretion, the termination notice provides for the repurchase of our unsold UOC orthopedic implants by UOC on or before April 30, 2018.  Our revenue derived from the sale and distribution of UOC products was approximately $4.3 million or 16% of total revenue and $4.9 million or 19% of total revenue, for the year-ended December 31, 2017, and December 31, 2016, respectively.

We offer our customers a broad portfolio of orthopedic implant alternative products and believe we have adequate Orthopedic Implant and instrument stock levels to support our business and operations through the end of the second quarter ended June 30, 2018. We are currently negotiating new stocking distribution agreements with two manufacturing companies for non-exclusive distribution rights in the United States for their total knee and total hip replacement systems. We are also evaluating the opportunity to license those manufacturing companies’ technology for our own branding opportunities.

We believe a replacement supplier is critical to our business. If we experience any delays in contracting for suitable substitutes, we may not be able to fulfill some of our customers’ needs.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information regarding our current executive officers and directors. There is no agreement or understanding between us and each director or executive officer pursuant to which they were selected as an officer or director.

Name	Age	Position
Christopher C. Reeg	54	Chief Executive Officer, Secretary and Director
Mark W. Brooks	52	Chairman of the Board, President and Director
Renato V. Bosita, Jr. MD	46	Independent Director
Ricky Raj S. Kalra MD	36	Independent Director
William E. McLaughlin III	54	Chief Financial Officer, Treasurer and Director

Christopher C. Reeg has served as our Chief Executive Officer and a member of our Board since December 19, 2016. Effective January 18, 2018, our Board appointed Mr. Reeg to the additional role as Secretary. Mr. Reeg currently serves as the President of Maxim Surgical, a manufacturer and distributor of spinal and orthopedic implants that he founded in 2011. Mr.  Reeg led the design, development and successful commercialization of a spinal implant that received FDA approval in 2013 and is currently manufactured and distributed by Maxim Surgical. Prior to forming Maxim Surgical, Mr. Reeg founded LMI Ortho, a distributor of spine and orthopedic implants purchased from domestic and international manufacturers and suppliers. While at LMI Ortho, Mr. Reeg acquired importation rights for a total joint orthopedic portfolio. Working with surgeons in the United States, Mr. Reeg expanded implant product lines and developed effective growth strategies based on design and market intelligence. Before entering the orthopedic industry with LMI Ortho in 1996, Mr. Reeg formed Spectramed, Inc., a multi-state home respiratory company where he served as its President until the sale of Spectramed, Inc., to a national healthcare company in 2001. Having founded two medical implant manufacturing and distributing companies and served as President for one medical implants manufacturing and distribution company, Mr. Reeg brings to our Board significant experience and knowledge regarding how to successfully navigate the medical device industry.

Mark W. Brooks has served as our Director and Chairman of the Board since December 19, 2016. Effective January 18, 2018, our Board appointed Mr. Brooks to the additional role as President. Prior to the CPM Acquisition, Mr. Brooks served as the Chief Executive Officer of CPM, a privately-owned national distributor of medical devices and regenerative tissue. Prior to forming CPM in 2002, Mr. Brooks partnered with Mr. Reeg during the formation and growth of Home Health Equipment, Inc. (“Home Health”), a durable medical equipment provider contracting with acute home health agencies and hospitals in several states. In 1996, Messrs. Brooks and Reeg sold Home Health to predecessor companies of Tenet Healthcare Corporation. Having successfully served as Chief Executive Officer of a national distributor of medical devices, Mr. Brooks brings considerable expertise in the strategic management and growth of medical device distribution to our Board.

Renato V. Bosita Jr. MD has served as an independent member of our Board since his appointment on August 1, 2017. Dr. Bosita is a spine fellowship-trained orthopedic spine surgeon based in Plano, Texas. He attended Stanford University where he received a degree in biological sciences in 1992. He then attended the University of Chicago Pritzker School of Medicine and completed his residency in orthopedic surgery at Loyola University Medical Center. While a resident at Loyola University Medical Center in 2001, Dr. Bosita earned a Masters of Business Administration degree from the University of Northwestern J.L. Kellogg Graduate School of Management. Dr. Bosita completed his spine fellowship at the University Hospitals of Cleveland in 2002. Dr. Bosita currently practices as a spine surgeon at the Texas Back Institute, Plano, Texas. Additionally, Dr. Bosita is the Chairman of the Board of Managers for Presbyterian Hospital of Rockwall and is a member of the finance committee. Dr. Bosita was appointed to the Board for his experience in the healthcare industry and business acumen.

Ricky Raj S. Kalra MD has served as an independent member of our Board since his appointment on July 13, 2017. Dr. Kalra is a spine fellowship-trained neurosurgeon based in Dallas, Texas. He attended Rice University where he received a degree in economics. He also attended London School of Economics as a Hansard Scholar. Dr. Kalra worked at Merrill Lynch in its investment banking group as an Energy and Power analyst after his undergraduate education. He then attended Washington University School of Medicine in Saint Louis finishing in 2009 and completed his neurosurgery residency at the University of Utah in 2016. As part of his spine fellowship in 2015, Dr. Kalra trained in Germany under Dr. Rudolf Beisse.  Dr. Kalra has published more than 20 scientific articles and book chapters and has received the Preuss award by the Congress of Neurological Surgeons for his research in brain tumors.  Dr. Kalra was appointed to the Board for his financial acumen as well as experience in healthcare.

William E. McLaughlin III has served as a member of our Board since December 19, 2016, and as Interim Chief Financial Officer from March 31, 2017, until January 18, 2018, when our Board appointed Mr. McLaughlin, to the position of Chief Financial Officer and Treasurer. Mr. McLaughlin, 54, was elected as a member of our Board on December 19, 2016. Mr. McLaughlin is a Certified Public Accountant licensed in the State of Texas and has over 25 years of experience in accounting and financial reporting for private and large public companies traded on the New York Stock Exchange and NASDAQ Stock Market (“NASDAQ”) in addition to “Big-Four” public accounting. Mr. McLaughlin has served as Chief Financial Officer of CPM since 2014. Mr. McLaughlin joined CPM as Vice President Finance, Controller in 2013. From 2006 until he joined CPM, Mr. McLaughlin served as Vice President Finance, Controller for Caris Life Sciences, Inc., a $180 million international, anatomic pathology, and molecular biotechnology laboratories and multi-state physician practices enterprise. Having over 25 years of experience in accounting and financial reporting for private and public companies, Mr. McLaughlin brings considerable financial expertise to our Board.

Family Relationships

There are no family relationships among our existing or incoming directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Officers, directors, and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports that they file.

We believe that, during 2017, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, except for the following:

•	A late Form 4 report was filed for Mark W. Brooks on October 10, 2017, to report the acquisition of 65,000 shares of Common Stock that occurred on September 21, 2017.
•	A late Form 4 report was filed for Mark W. Brooks on February 8, 2018, to report the acquisition of 50,000,000 shares of Common Stock that occurred on December 29, 2017.
•	A late Form 3 report was filed for Renato V. Bosita Jr. on October 10, 2017, to report his appointment to the Board that occurred on August 1, 2017.
•	A late Form 4 report was filed for Renato V. Bosita Jr. on October 10, 2017, to report the acquisition of 1,065,000 shares of Common Stock that occurred on September 21, 2017.
•	A late Form 3 report was filed for Ricky Raj S. Kalra on October 10, 2017, to report his appointment to the Board that occurred on July 13, 2017.
•	A late Form 4 report was filed for Ricky Raj S. Kalra on October 10, 2017, to report the acquisition of 1,065,000 shares of Common Stock that occurred on September 21, 2017.
•	A late Form 4 report was filed for William E. McLaughlin III on October 10, 2017, to report the acquisition of 65,000 shares of Common Stock that occurred on September 21, 2017.
•	A late Form 4 report was filed for Christopher C. Reeg on October 10, 2017, to report the acquisition of 65,000 shares of Common Stock that occurred on September 21, 2017.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms provided to us, and the written representations of our directors, executive officers, and ten percent stockholders.

Code of Ethics

Our Board has adopted a code of ethics (the “Code of Ethics”) that applies to all our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics provides written standards that we believe are reasonably designed to deter: i) wrongdoing; ii) promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (iii) encourage full, fair, accurate, timely, and understandable disclosure and compliance with laws, rules, and regulations, including insider trading, corporate opportunities, and whistle-blowing; and (iv) encourage the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson TX, 75080, Attention: Corporate Secretary.

Corporate Governance

We do not believe that with the current size of our Company, it is necessary for us to have a separately-designated audit committee, therefore our entire Board serves as the audit committee. William E. McLaughlin III serves as our “audit committee financial expert,” as such term is defined under the rules promulgated under the Exchange Act. Mr. McLaughlin meets the requirements of serving as out “audit committee financial expert” from his extensive background in accounting and financial reporting for both private and large public companies (see “Item 10, Executive Officers and Directors”).

We are not required to have and currently do not have a compensation committee. We do not believe it is necessary for our Board to appoint a compensation committee because the volume of compensation matters that will come before our Board for consideration is minimal and permits our entire Board to give sufficient time and attention to such matters to be involved in all decision making.

Our entire Board participates in matters related to executive officer and director compensation. Our Board will consider the recommendations of our Chief Executive Officer when determining compensation for our other executive officers. Our Chief Executive Officer has no role in determining his own compensation. We have not paid fees to or engaged any compensation consultants.

We are also not required to have and do not have a nominating committee. Given the limited scope of our operations, our Board believes appointing a nominating committee would be premature and of little assistance until our business operations are at a more advanced level.

We have not made any material changes to the procedures to which the security holders may recommend nominees to the Board.

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, our stockholders may communicate with our Board by writing to us at Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, TX 75080, Attention: Investor Relations, or by facsimile (469) 862-3035. Stockholders who would like their submission directed to a specific member of our Board may so specify, and the communication will be forwarded, as appropriate.

Board Leadership Structure Oversight

Our Board does not have a policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. Currently, our Chairman of the Board is Mark W. Brooks and our Chief Executive Officer is Christopher C. Reeg. Our Board has determined that this current structure, with separate roles for our Chairman of the Board and our Chief Executive Officer is in our best interests and our stockholders’ best interests at this time. Several factors support the leadership structure chosen by our Board, including, among others:

•

Our Board believes this governance structure promotes balance between our Board’s independent authority to oversee our business and our Chief Executive Officer and his management team, who manage the business on a day-to-day basis.

•

The current separation of our Chairman of the Board and our Chief Executive Officer roles allows our Chief Executive Officer to focus his time and energy on operating and managing our Company and leverage the experience and perspectives of our Chairman of the Board.

Board Assessment of Risk

Our Board’s primary function is one of oversight. Our Board has responsibility for risk oversight and reviews management’s risk assessment and risk management policies and procedures. Our Board considers and reviews, with our independent registered public accounting firm and our executive management team, the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and our Board elicits recommendations for the improvements of such procedures where desirable. Members of our executive management team have day-to-day responsibility for risk management and establishing risk management practices, and are expected to report matters directly to our entire Board. Members of our executive management team have an open line of communication to our Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and our executive management’s reporting on issues relating to risk management typically occurs through direct communication with our Board as matters requiring attention arise. Members of our executive management team regularly attend portions of our Board meetings, and often discuss the risks related to our business.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Our named executive officers for the year ended December 31, 2017 were:

•	Christopher C. Reeg, Chief Executive Officer
•	William E. McLaughlin, III, Chief Financial Officer
•	Mark W. Brooks, President

This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs.

In place of having a separate Compensation Committee, which is not required based on the size of our Company, our Board is charged with the responsibility for establishing, implementing, and monitoring adherence to our compensation philosophy and ensuring that our executives and key management personnel are effectively compensated in a manner which is internally equitable. Our Board is also responsible for reviewing the compensation of directors.

Compensation Philosophy and Objectives.

Our Board’s overall philosophy in terms of executive compensation is to attract, retain, and motivate highly qualified individuals to achieve our business goals and link their interests with shareholder interests. Our compensation plans are designed to motivate and reward employees for achievement of positive business results and to promote and enforce accountability. Our objective is that our executive compensation will reflect the long-term performance of our Common Stock through our equity incentive programs.

Elements of Compensation.

The total compensation program for our executive officers consists of the following:

•	Base Salary;
•	Cash incentive and bonus awards tied to the executive’s and our annual and/or quarterly performance;
•	Long-term incentive compensation, in the form equity awards; and
•	Health benefits

Our Board seeks to structure each element of compensation to attract and retain the necessary executive talent, reward annual performance, and provide incentives for both long-term strategic goals and short-term performance. Our Board’s strategy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our shareholders.

Our Company has no formal policy for allocating compensation among the compensation elements described above.

Setting Executive Compensation.

Our Board is responsible for establishing and periodically reviewing the compensation of our executive officers and approving all equity awards. Our Board periodically reviews the performance of our executive officers and determines whether salary adjustments are necessary or recommended.

Base Salary.

We pay each of our executives a base salary in cash on a bi-weekly basis. This base salary is designed to compensate our executives for the performance of their normal responsibilities, and it is the only component of their compensation that is considered to be fixed rather than variable in nature.

The base-salary for our executives for the year ending December 31, 2017 is as follows:

•	Christopher C. Reeg: $240,000
•	William E. McLaughlin: $161,604
•	Mark W. Brooks: $0.00

Christopher C. Reeg has served as our Chief Executive Officer and a member of our Board since December 19, 2016. Mr. Reeg has the highest base salary of our Named Executive Officers, this is due mostly in part for the amount of responsibility and oversight this position requires. Mr. Reeg has an extensive experience and knowledge of the medical device industry and continually proves to be a successful leader.

William E. McLaughlin, III has the second highest base salary of our Named Executive Officers. As Chief Financial Officer, Mr. McLaughlin holds the majority responsibility for the financial well-being of our Company. The responsibility of the position along with Mr. McLaughlin’s extensive financial and accounting background gives reason for his salary.

Mark W. Brooks was appointed to the executive position of President by our Board on January 18, 2018. For the years 2017 and prior, we did not pay Mr. Brooks a base salary, however we did compensate Mr. Brooks through distributions and commissions, which were based on our performance.

Cash Incentive and Bonus Awards.

Cash incentive awards may be paid if we meet or exceed performance goals as determined by our Board for that year. Cash Incentive or Bonus Awards are not required to be given to the executives and are recommended and approved solely at the discretion of our Board.

Long- Term Incentive Compensation.

We have the power to provide compensation to our executives based on the value of and changes in the value of our Common Stock. Our 2017 Equity Incentive Plan (“2017 Equity Plan”), which we filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K on April 6, 2017, which is hereinafter incorporated by reference (“April 2017 Form 8-K”), authorizes the Board to grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock awards to our management employees. In 2017, we granted all three of our Named Executive Officers two separate restricted stock awards (“RSAs”) the material terms of which are governed by the 2017 Equity Plan, filed in our April 2017 Form 8-K. However, the equity compensation was granted to our executives as compensation for their services as members of our Board. The RSAs for these executives are as follows:

•	Christopher C. Reeg; Chief Executive Officer
o	65,000 shares of restricted Common Stock granted on September 21, 2017
o	188,500 shared of restricted Common Stock granted on December 14, 2017
•	William E. McLaughlin; Chief Financial Officer
o	65,000 shares of restricted Common Stock granted on September 21, 2017
o	188,500 shared of restricted Common Stock granted on December 14, 2017
•	Mark W. Brooks; President
o	65,000 shares of restricted Common Stock granted on September 21, 2017
o	188,500 shared of restricted Common Stock granted on December 14, 2017

The following information is related to the compensation paid, distributed, or accrued by our Company for 2017 and 2016, to our Chief Executive Officer (“Principal Executive Officer”) and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, who we refer to as “Named Executive Officers.”

2017 Summary Compensation Table

						Non-Equity	Non- Qualified
						Incentive Plan	Deferred Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
(a)	(b)	($)(c)	($)(d)	($)(e)(1)(7)	($)(f)(1)	($)(g)	($)(h)	($)(i)(5)	($)(j)
Christopher C. Reeg (2)	2017	$240,000	-	$50,700	-	-	-	$32,164	$322,864
Chief Executive Officer	2016	$240,000	-	-	-	-	-	$27,739	$267,739
William E. McLaughlin III (3)	2017	$161,604	-	$50,700	-	-	-	-	$212,304
Chief Financial Officer	2016	$155,086	$20,000	-	-	-	-	-	$175,086
Mark W. Brooks (4)(6)	2017	-	-	$50,700	-	-	-	$100,833	$151,533
President	2016	-	-	-	-	-	-	-	-

(1)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. (See Note 1 in our accompanying consolidated financial statements)
(2)	Appointed December 19, 2016, as our Chief Executive Officer. On January 18, 2018, we appointed Mr. Reeg as our Corporate Secretary.

(3)	Appointed April 6, 2017, as our Interim Chief Financial Officer. On January 18, 2018, we appointed Mr. McLaughlin as our Chief Financial Officer and Treasurer.
(4)	On January 18, 2018, we appointed Mr. Brooks as our President. Mr. Brooks has served as the Chairman of our Board since December 19, 2016.
(5)	All other compensation consists of commissions we paid to the Named Executive Officer or entity owned and controlled by the Named Executive Officer.
(6)	Our Chairman of our Board and President, Mr. Brooks historically was not paid a salary by our Company. Mr. Brooks did receive compensation through various distributions.
(7)	Stock Awards consists of Restricted Stock Awards that were granted to the Named Executive Officers for the services as Directors of the Board.

Provisions of Termination or Change-In-Control

In the event of a change-in-control, NC 143 would receive earn-out payments pursuant to the CPM Acquisition Agreement.

Other Executive Compensation Arrangements

None.

Outstanding Awards at Fiscal Year End

The following information is descriptive of options of shares of Common Stock which have not vested which have been granted to our Named Executive Officers as of December 31, 2017.

	Option Awards					Stock Awards
Name and Principal Position (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (b)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g) (1)	Market value of shares or units of stock that have not vested (#) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Christopher C. Reeg Chief Executive Officer	-	-	-	-	-	253,500	$50,700	-	-
William E. McLaughlin, III Chief Financial Officer	-	-	-	-	-	253,500	50,700	-	-
Mark W. Brooks President	-	-	-	-	-	253,500	$50,700	-	-

(1)

Each of the Named Executive Officers have two (2) Restricted Stock Awards; (i) 65,000 Shares granted on September 21, 2017 with a 12-month vest from the date of grant; (ii) 188,500 shares granted on December 14, 2017 with a 9-month vest from the date of grant.

Director Compensation

The following discussion and analysis of our compensation arrangements with our directors should be read together with the compensation tables and related disclosures set forth elsewhere in this 2017 Annual Report. Please note that this disclosure excludes our other three (3) directors who also serve as Named Executive Officers to our Company. Please refer to the above 2017 Summary Compensation table and narrative for information about the compensation those executive officers received in their capacities as directors.

Our independent directors (“Independent Directors”) for the year ended December 31, 2017 were:

•	Ricky Raj S. Kalra, MD
•	Renato V. Bosita Jr., MD

Philosophy

Our Board receives comparative market data and recommendations regarding the structure of our non-management director compensation and the amounts paid through either cash-incentives or equity awards to our non-management directors. As of the year ending December 31, 2017 our Board does not pay independent directors a retainer in the form of cash compensation.

Equity Incentive Compensation

We have the power to provide compensation to both our management and non-management based directors on the value of and changes in the value of our Common Stock. Our 2017 Equity Incentive Plan (“2017 Equity Plan”), which we filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K on April 6, 2017, which is hereinafter incorporated by reference (“April 2017 Form 8-K”), authorizes the Board to grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock awards to the members of our Board. In 2017, we granted both the Independent Directors three separate restricted stock awards (“RSAs”) the material terms of which are governed by the 2017 Equity Plan, filed in our April 2017 Form 8-K. Two of those RSAs, which we granted to all members of our Board, were for general compensation. One of those RSAs, which we granted to both the Independent Directors, was for special services to the Board. The RSAs for the Independent Directors are as follows:

•	Ricky Raj S. Kalra, MD
o	65,000 shares of restricted Common Stock granted on September 21, 2017;
o	188,500 shares of restricted Common Stock granted on December 14, 2017; and
o

1,000,000 shares of restricted Common Stock granted on September 21, 2017, this award is subject to our Company achieving certain milestones and will only vest upon the earlier of a change-in-control of our Company, or our Company being listed on a national securities exchange

•	Renato V. Bosita, Jr., MD
o	65,000 shares of restricted Common Stock granted on September 21, 2017;
o	188,500 shares of restricted Common Stock granted on December 14, 2017; and
o

1,000,000 shares of restricted Common Stock granted on September 21, 2017, this award is subject to our Company achieving certain milestones and will only vest upon the earlier of a change-in-control of our Company, or our Company being listed on a national securities exchange.

Special Committee Compensation

Upon the formation of a special committee to address a specific issue, our Board determines the amount of an annual retainer that should be paid to the special committee members based upon the amount of time and effort we expect those individuals will spend as a member of that special committee. In 2017, we compensated director Ricky Raj S. Kalra, MD, $10,000, for the extra time and services that he gave while serving as the leader director of a special committee specifically for the independent input on the CPM Acquisition.

2017 Director Compensation

					Change in Pension
					Value and Nonqualified
	Fees Earned or			Non-Equity Incentive	Deferred Compen-	All Other
	Paid in	Stock	Option	Plan	sation	Compen-
Name	Cash	Awards	Awards	Compensation	Earnings	sation	Total
(a)	($)(b)	($)(c)(1)	($)(d)	($)(e)	($)(f)	($)(g)(4)	($)(j)
Ricky Raj S. Kalra MD (2)	-	$830,700	-	-	-	$10,000	$840,700
Renato V. Bosita Jr. MD (3)	-	$830,700	-	-	-	-	$830,700

(1)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. (See Note 1 in our accompanying consolidated financial statements)
(2)

Director has three (3) Restricted Stock Awards; (i) 65,000 shares granted on September 21, 2017 with a 12-month vest from the date of grant; (ii) 188,500 shares granted on December 14, 2017 with a 9-month vest from the date of grant; (iii) 1,000,000 shares granted on December 14, 2017 will vest on the earlier of a change-in-control or our Company’s listing on a national exchange.

(3)

Director has three (3) Restricted Stock Awards; (i) 65,000 shares granted on September 21, 2017 with a 12-month vest from the date of grant; (ii) 188,500 shares granted on December 14, 2017 with a 9-month vest from the date of grant; (iii) 1,000,000 shares granted on December 14, 2017 will vest on the earlier of a change-in-control or our Company’s listing on a national exchange

(4)	All other compensation consists of services provided to the Board in connection with the independent special committee.

Standard compensation arrangements consist of stock awards issued to all five (5) directors of the Board. The two (2) independent directors listed in the table above received an additional stock award for our Company achieving milestone targets. Independent directors who participated on the special committee received a one-time cash payment.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on our Company. Our compensation has the following risk-limiting objectives:

•

To decrease the incentive to take unnecessary or imprudent risks, our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, to decrease the incentive to take unnecessary or imprudent risks;

•	To reduce the risk that executives will focus on specific short-term outcomes, we do not tie incentive compensation to formulas;

•

To discourage employees from taking risks to meet certain performance goals, we may recover our equity awards should a restatement of earnings occur upon which incentive compensation awards were based or in the event of other wrongdoing by the recipient; and

To discourage the taking of a short-term risk at the expense of long-term performance, our equity awards generally have multi-year vesting, which aligns the long-term interests of our executives with those of our stockholders.

Our Chief Financial Officer and Chief Executive Officer review our Company’s compensation policies on a quarterly basis to see if our Company is meeting the above risk management objectives. Our Board also annually reviews our compensation policies to make sure a similar outcome of checking out risk management objectives are being met.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2017.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
None	-	$-	-
Equity compensation plans not approved by security holders
2017 Equity Incentive Plan	4,500,000	(1)	1,232,500
Total	4,500,000	$-	1,232,500

(1)	There were no outstanding options, warrants, and rights issued under the 2017 Equity Incentive Plan.

As of December 31, 2017, there were stock options to purchase 1,302,052 shares of our Common Stock at a weighted average exercise price of $0.20 per share outstanding that were not subject to any equity compensation plan.

Our Company has a stock-based compensation plan, the 2017 Equity Incentive Plan (the “2017 Plan”) which provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants, and advisors. Our Company’s Board adopted the 2017 Plan on April 5, 2017 and disclosed it as Exhibit 99.2 in our Current Report on Form 8-K, filed with the SEC on April 8, 2017, which is herein incorporated by reference. The awards are subject to a vesting schedule as set forth in individual agreements.

On September 21, 2017, our Board approved an amendment to the 2017 Plan to increase the number of shares of Common Stock authorized for issuance under the 2017 Plan from 1,500,000 shares of Common Stock to 2,500,000 shares of Common Stock, as reported in our Current Report on Form 8-K/A filed with the SEC on November 6, 2017 (“November 2017 Form 8-K/A”).

On October 4, 2017, the Board approved an amendment to the 2017 Plan to increase the number of shares of Common Stock authorized for issuance under the 2017 Plan from 2,500,000 shares of Common Stock to 4,500,000 shares of Common Stock as reported in our November 2017 Form 8-K/A.

In the event of certain milestones, such as a change-in-control, any equity award granted under our 2017 Plan will vest immediately.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 26, 2018 by: (i) those persons known by us to be owners of more than 5% of our Common Stock; (ii) each director; (iii) our Named Executive Officers for 2017; and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, Texas 75080.

		Amount and
	Name and Address of	Nature of Beneficial Percent of
Title of Class	Beneficial Owner	Ownership (1)	Class (1)
5% Stockholders:
Common Stock	Mark W. Brooks (2)	56,769,938	83.9%
Common Stock	Christopher C. Reeg (3)	5,013,260	7.5%
Directors and Named Executive Officers:
Common Stock	Mark W. Brooks (2)	56,769,938	83.9%
Common Stock	Christopher C. Reeg (3)	5,013,260	7.5%
Common Stock	William E. McLaughlin III (4)	253,500	0.4%
Common Stock	Ricky Raj S. Kalra (5)	1,253,500	1.9%
Common Stock	Renato V. Bosita Jr. (6)	1,253,500	1.9%
Common Stock	All directors and executive officers as a group (5 persons) (7)	64,543,698	90.4%

(1)

Applicable percentages are based on 65,890,808 shares of Common Stock outstanding as of March 26, 2018. Beneficial ownership is determined by SEC rules and generally includes voting or investment power with respect to securities. Shares of Common Stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days (of the filing date) are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. The table includes shares of Common Stock, options and warrants and convertible notes exercisable or convertible into Common Stock and vested or vesting within 60 days (of the filing date).

(2)

Mark W. Brooks. Mr. Brooks is a director. Includes 55,000,000 shares of Common Stock owned by NC 143, 1,516,438 shares issuable upon the conversion of convertible promissory notes held by NC 143, and 253,500 shares issued to Mr. Brooks for his services to the Board. Mr. Brooks has no dispositive investment power over the 253,500 shares awarded pursuant to the restricted stock awards because it is prohibited until the shares have vested.

(3)

Christopher C. Reeg. Mr. Reeg is an executive officer and a director. Includes 4,000,000 shares of Common Stock owned by RMI, 759,760 shares issuable upon the conversion of convertible promissory notes held by RMI, and 253,500 shares issued to Mr. Reeg for his services to the Board. Mr. Reeg has no dispositive investment power over the 253,500 shares awarded pursuant to the restricted stock awards because it is prohibited until the shares have vested.

(4)

William E. McLaughlin, III. Mr. McLaughlin is an executive officer and a director. Includes 253,500 shares of Common Stock issued to Mr. McLaughlin for his services to the Board. Mr. McLaughlin has no dispositive investment power over the 253,500 shares awarded pursuant to the restricted stock awards because it is prohibited until the shares have vested.

(5)

Ricky Raj S. Kalra. Dr. Kalra is a director. Includes 253,500 shares of Common Stock issued to Dr. Kalra for his services to the Board and 1,000,000 shares of Common Stock for providing special services. Dr. Kalra has no dispositive investment power over the 1,253,500 shares awarded pursuant to the restricted stock awards because it is prohibited until the shares have vested.

(6)

Renato V. Bosita, Jr. Dr. Bosita is a director. Includes 253,500 shares of Common Stock issued to Dr. Bosita for his services to the Board and 1,000,000 shares of Common Stock for providing special services. Dr. Bosita has no dispositive investment power over the 1,253,500 shares awarded pursuant to the restricted stock awards because it is prohibited until the shares have vested.

(7)	All directors and officers as a group. This ownership disclosure includes only the ownership of current executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Change in Control

Between the period July 2016 through October 2016, we obtained three loans in the aggregate amount of $150,000 in exchange for convertible promissory notes (the “Notes”) bearing 10% interest per annum, with principal due and payable, upon demand of the payee. The Notes were issued as follows: $100,000 to NC 143 and $50,000 to RMI. The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of our Common Stock at a conversion price of $0.08 per share.

On the Change- in-Control Date, we entered into the Stock Purchase Agreement by and among our Company, NC 143 and RMI, pursuant to which NC 143 acquired 5,000,000 shares of our Common Stock for a purchase price of $400,000 and RMI acquired 4,000,000 shares of our Common Stock for a purchase price of $320,000, effective as of the Change-in-Control Date.

CPM Acquisition

On December 15, 2017, we entered into the CPM Acquisition Agreement with NC 143 pursuant to which we would purchase all of the outstanding membership interests of CPM as disclosed in our Current Report on Form 8-K, dated December 19, 2017, with the SEC, which is herein incorporated by reference.

On December 29, 2017, we completed the CPM Acquisition, pursuant to the CPM Acquisition Agreement. We issued 50 million shares of our Common Stock in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, as disclosed in our Current Report on Form 8-K, filed January 5, 2018 and amended by our Current Report on Form 8-K/A, dated March 12, 2018, which are both herein incorporated by reference. On the Effective Date and following the closing of the CPM Acquisition, NC 143 and RMI beneficially held approximately 90.4% of our Common Stock outstanding. Additional one-time costs incurred with the acquisition totaled approximately $200,000 and are included within selling, general, administrative and other expenses on the consolidated statement of operations.

Lease with 1565 North Central Expressway, LP

As disclosed in “Item 2. Properties” in this 2017 Annual Report, we lease an approximately 11,500 square-foot space as our principal executive office from NCE, LP, a real estate investment company that is owned and controlled by Mark W. Brooks, our Chairman of the Board and President. The CPM lease was effective January 1, 2013, and the Fuse lease was effective July 14, 2017. These leases terminated December 31, 2017, with month-to-month renewals, but we are in the process of renegotiating a lease renewal.

AmBio Contract

As disclosed in “Item 1. Business” and “Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations” in this 2017 Annual Report, AmBio provides us with payroll processing, employee benefit administration, and related human capital services to us effective January 1, 2017. Our Chairman of the Board and President, Mark Brooks, owns and controls AmBio. As of December 31, 2017, and 2016, we had balances due to AmBio of approximately $112,000. As of December 31, 2017, approximately $162,000 of fees were paid to AmBio for its services and are reflected with in selling, general, and administrative expenses on the accompanying consolidated statements of operations.

Operations

As previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this 2017 Annual Report, we have entered into various related-party transactions with entities that are owned by or affiliated with our Named Executive Officers and members of our Board. The transactions included sales, purchases, commissions paid for services, and revenues related to services provided to the related party.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mark W. Brooks, our Chairman of the Board and President, and Christopher C. Reeg, our Chief Executive Officer and Secretary.

During the years ended December 31, 2017, we had net sales of approximately $5,054,000 to MedUSA for products used in surgical cases.

During the years ended December 31, 2017, we incurred commission expense of approximately $962,000 to MedUSA for services provided to us in surgical cases.

As of December 31, 2017, we had balances due from MedUSA of approximately $1,684,000 included in accounts receivable on the accompanying consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mark W. Brooks, our Chairman of the Board and President.

During the years ended December 31, 2017, we had net sales of approximately $1,953,000 to Overlord for product used in surgical cases.

During the years ended December 31, 2017, we incurred commission expense of approximately $101,000 respectively, to Overlord for services provided to us in surgical cases.

As of December 31, 2017, we had balances due from Overlord of approximately $444,000 included in accounts receivable on the accompanying consolidated balance sheets.

N.B.M.J., Inc.

N.B.M.J., Inc. (“NBMJ”) is a Durable Medical Equipment (“DME”) distributor and a wound care distributor owned and controlled by Mark W. Brooks, our Chairman of the Board and President.

During the years ended December 31, 2017, we had net sales of approximately $162,000 to NBMJ for product used in surgical cases.

During the years ended December 31, 2017 we incurred commission expense of approximately $0.00 to NBMJ for services provided to us in surgical cases.

Palm Springs Partners d/b/a Maxim Surgical, LLC

Palm Springs Partners d/b/a Maxim Surgical, LLC (“Maxim”) is a manufacturer/distributor owned and controlled by Christopher C. Reeg, our Chief Executive Officer and Secretary, and Mark W. Brooks, our Chairman of the Board and President.

During the year ending December 31, 2017, we had net sales of approximately $202,000 to Maxim for product used in surgical cases.

During the year ending December 31, 2017, we purchased approximately $596,000 from Maxim.

As of December 31, 2017, we had a balance due from Maxim of approximately $50,000, included in accounts receivable on the accompanying consolidated balance sheets. As of December 31, 2017, we had a balance due to Maxim of approximately $93,000, included in accounts payable on the accompanying consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor owned and controlled by Mark W. Brooks, our Chairman of the Board and President. During the year ended December 31, 2017, we incurred commission expense of approximately $1,114,000 to Sintu for services provided in surgical cases.

Director Independence

We utilize the definition of “independent” set forth in the listing standards of NASDAQ. Currently, we believe that two of our directors Renato V. Bosita Jr., MD, MBA, and Ricky Raj S. Kalra, MD, are considered independent. All of our other directors are either executive officers, 5% beneficial owners, or both, of our Company and do not qualify as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Montgomery Coscia Greilich, LLP (“MCG”), and Weinberg and Company, (“Weinberg”) if any, were pre-approved by our Board. The following table shows the fees for the years ended December 31, 2017 and 2016.

	2017 ($)	2016 ($)
Audit Fees (1)(2)	$151,750	$38,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$151,750	$38,000

(1)

Audit fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements. We engaged MCG and Weinberg for 2017 and 2016, respectively.

(2)	The Audit fees for 2017 include a one-time cost associated with the CPM Acquisition.
(3)

On November 16, 2017, we appointed LaPorte CPAs and Business Advisors (“LaPorte”) as our independent registered public accounting firm for the fiscal year ended December 31, 2017, as reported in our Current Report on Form 8-K, filed with the SEC on November 21, 2017, which is herein incorporated by reference. However, on January 5, 2018, we accepted the resignation of LaPorte as our independent registered public accounting firm and appointed MCG as our independent registered public accounting firm, as reported in our Current Report on Form 8-K, filed with the SEC on January 11, 2018, which is herein incorporated by reference. We paid no fees to LaPorte.

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

2.2

Purchase Agreement by and between Fuse Medical, Inc. and NC 143 Family Holdings, LP dated December 15, 2017 (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on December 19, 2017, and incorporated herein by reference).

2.3

Stock Purchase Agreement, dated as of December 19, 2016, by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.1 to our Current Report on Form 8-k, filed on December 19, 2016, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to our Information Statement, filed on December 4, 2015, and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).

3.4	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).

3.5	Amendment No. 1 to the Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

4.1*	Specimen Stock Certificate

4.2	Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.1 to the Form 8-K/A filed August 29, 2014).

4.3	Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.2 to the Form 8-K filed May 29, 2014).

4.4

Amended and Restated Promissory Note dated October 19, 2016 payable to NC 143 Family Holdings, LP from the Company in the amount of $50,000.00 (filed as Exhibit 10.31 to the Company’s Form 10-K filed March 20, 2017 and incorporated herein by reference).

4.5

Amended and Restated Promissory Note dated October 19, 2016 payable to Reeg Medical Industries, Inc. from the Company in the amount of $50,000.00 (filed as Exhibit 10.32 to the Company’s Form 10-K filed March 20, 2017 and incorporated herein by reference).

Exhibit No.	Description

4.6

Promissory Note dated October 19, 2016 payable to NC 143 Family Holdings, LP from the Company in the amount of $50,000.00 (filed as Exhibit 10.33 to the Company’s Form 10-K filed March 20, 2017 and incorporated herein by reference).

4.7

Amended and Restated Registration Rights Agreement, dated as of December 19, 2016 by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

4.8

Voting Rights Agreement, dated December 19, 2016 by and among our Company, Christopher Pratt, Robert Donehew, RMI, and NC 143 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 23, 2016, and incorporate herein by reference).

10.1

Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Mark W. Brooks (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

10.2

Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Christopher C. Reeg (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 19, 2016, and incorporated herein by reference).

10.3

Settlement Agreement, General Release and Covenant Not to Sue, dated to be effective March 31, 2017 (the Settlement Agreement”) by and between Fuse Medical, Inc. and David A. Hexter (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2017).

10.4*	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and MedUSA Group, LLC.

10.5*	Form Commission Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC.

10.6*	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and N.B.M.J. Inc.

10.7*	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Maxim Surgical, LLC.

10.8*	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Sintu, LLC.

10.9*	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between Maxim Surgical, LLC and CPM Medical Consultants, LLC.

10.10*	Form Commission Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Neurospine Consultants, LLC.

10.11*	Form Commission Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and 1012 Jarm, LLC.

10.12*	Form Commission Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Max Spine, LLC.

10.13*	Private Label Supply Agreement, dated November 1, 2016, by and between Tyber Medical, LLC and CPM Medical Consultants, LLC.

10.14*	Commercial Property Lease Agreement dated January 1, 2013 by and between CPM Medical Consultants, LLC and 1565 North Central Expressway, LP.

10.15

Commercial Property Lease Agreement dated July 19, 2017 by and between Fuse Medical, Inc. and 1565 North Central Expressway, LP (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.16

Assignment of Sublease and Consent, dated July 17, 2017, by and between (i) PBIII-SOP, LP, (ii) PHILLIP GALYEN, PC, d/b/a Bailey & Galyen, (iii) Fuse Medical, Inc., and (iv) LawConnect, Inc. d/b/a GetLegal.com (filed as Exhibit 10.2 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

Exhibit No.	Description

10.17

Sublease Agreement dated September 1, 2015, by and between Fuse Medical, Inc. and PHILLIP GALYEN, PC, d/b/a Bailey & Galyen (filed as Exhibit 10.3 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.18

Professional Employer Organization Client Service Agreement, dated January 1, 2017 by and between the Company and AmBio Staffing, LLC (filed as Exhibit 10.50 to the Company’s Form 10-K filed on March 20, 2017 and incorporated herein by reference).

10.19*	Professional Employer Organization Client Service Agreement, dated January 1, 2015 by and between CPM Medical Consultants, LLC and AmBio Staffing, LLC.

10.20	2017 Equity Incentive Plan of Fuse Medical, Inc. dated April 5, 2017 (filed as Exhibit 99.2 to the Company’s Form 8-K filed April 6, 2017).

10.21

Amendment Number 1 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated September 21, 2017 (filed as Exhibit 4.1 to the Company’s Form 8-K/A filed November 6, 2017, and incorporated herein by reference.)

10.22

Amendment Number 2 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated October 4, 2017 (filed as Exhibit 4.2 to the Company’s Form 8-K/A filed November 6, 2017, and incorporated herein by reference.)

10.23

Amendment Number 3 to the 2017 Equity Incentive Plan of Fuse Medical Inc. dated February 15, 2018 (filed as Exhibit 4.1 to the Company’s Form 8-K filed February 23, 2018, and incorporated herein by reference).

10.24	Form of Restricted Stock Award for Board Compensation of Fuse Medical, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017, and incorporated herein by reference).

10.25	Form of Restricted Stock Award for Special Board Compensation of Fuse Medical, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed October 10, 2017, and incorporated herein by reference).

21.1*	List of Subsidiaries of Fuse Medical, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: April 5, 2018	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 5, 2018	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 5, 2018	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Chief Financial Officer and Director (Principal Financial Officer)

Date: April 5, 2018	By:	/s/ Mark W. Brooks
Mark W. Brooks President, Director, and Chairman of the Board

Date: April 5, 2018	By:	/s/ Ricky Raj S. Kalra
Ricky Raj S. Kalra, MD Director

Date: April 5, 2018	By:	/s/ Renato V. Bosita, Jr.
Renato V. Bosita, Jr., MD Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The shareholders and the board of directors of Fuse Medical, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. and Subsidiary (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years in the two-year period ended 2017 and 2016, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended 2017 and 2016, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board in the United States (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Montgomery Coscia Greilich, LLP

We have served as the Company’s auditor since 2018.

Plano, Texas

April 5, 2018

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$804,715	$778,447
Accounts receivable, net of allowance of $499,099 and $1,682,995, respectively	6,570,382	6,508,286
Inventories, net of allowance of $1,110,742 and $1,134,013, respectively	10,626,769	11,426,828
Prepaid expenses and other current assets	32,466	23,018
Total current assets	18,034,332	18,736,579
Property and equipment, net	16,895	14,747
Security deposit	-	3,822
Deferred tax asset	375,278
Goodwill	820,650	820,650
Total assets	$19,247,155	$19,575,798
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,588,091	$2,452,922
Accrued expenses	1,830,679	3,068,054
Notes payable - related parties	150,000	150,000
Revolving line of credit	3,415,351	3,305,347
Total current liabilities	7,984,121	8,976,323
Earn-out liability	19,244,543	-
Total liabilities	27,228,664	8,976,323
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 69,158,308 issued and 65,890,808 outstanding at December 31, 2017 and 15,890,808 issued and outstanding at December 31, 2016	671,583	158,908
Additional paid-in capital	(8,653,092)	10,440,567
Retained earnings	-	-
Total stockholders’ equity (deficit)	(7,981,509)	10,599,475
Total liabilities and stockholders’ equity (deficit)	$19,247,155	$19,575,798

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in dollars, except per share data)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Net revenues	$26,407,206	$25,666,650
Cost of revenues	14,582,416	11,256,887
Gross profit	11,824,790	14,409,763
Operating expenses
Selling, general, administrative and other	5,356,475	4,170,835
Commissions	5,641,122	7,056,430
Gain on disposal of property and equipment	(5,367)	-
Depreciation	14,521	19,091
Total operating expenses	11,006,751	11,246,356
Operating income	818,039	3,163,407
Other income (expense):
Interest expense	(161,669)	(146,921)
Extinguishment of debt	43,308	—
Total other income (expense)	(118,361)	(146,921)
Net income	$699,678	$3,016,486
Net income per common share - basic	$0.04	$0.42
Net income per common share - diluted	$0.04	$0.33
Weighted average number of common shares outstanding - basic	16,027,794	7,185,890
Weighted average number of common shares outstanding - diluted	19,473,553	9,214,606

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2015 (successor)	6,890,808	$68,908	$7,929,234	$-	$7,998,142
Member contribution (successor)	-	-	775,949	-	775,949
Member distribution (successor)	-	-	(2,346,859)	(134,319)	(2,481,178)
Fuse capital, net	9,000,000	90,000	4,082,243	(2,882,167)	1,290,076
Net income	-	-	-	3,016,486	3,016,486
Balance, December 31, 2016	15,890,808	158,908	10,440,567	-	10,599,475
Restricted stock awards granted	3,267,500	12,675	29,934	-	42,609
Purchase of CPM Medical Consultants, LLC	50,000,000	500,000	(19,744,543)	-	(19,244,543)
Deferred tax asset	-	-	375,278	-	375,278
Member contribution (successor)	-	-	1,738,620	-	1,738,620
Member distribution (successor)	-	-	(1,492,948)	(699,678)	(2,192,626)
Net income	-	-	-	699,678	699,678
Balance, December 31, 2017	69,158,308	$671,583	$(8,653,092)	$-	$(7,981,509)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Cash flows from operating activities:
Net income	$699,678	$3,016,486
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	-	13,094
Share-based compensation	42,609	-
Depreciation	14,521	19,091
Gain on disposal of property and equipment	(5,067)	-
Extinguishment of debt	(43,308)	-
Bad debt expense	-	-
Changes in operating assets and liabilities:
Accounts receivable	(62,096)	995,785
Inventories, net	2,022,723	(139,993)
Prepaid expenses and other current assets	(9,448)	107
Security deposit	3,822	-
Accounts payable	178,477	(1,313,409)
Accrued expenses	(1,236,527)	199,177
Deferred rent	(848)	-
Net cash provided by operating activities	1,604,536	2,790,338
Cash flows from investing activities:
Purchases of property and equipment	(20,334)	-
Insurance settlement proceeds	8,732	-
Proceeds from reverse acquisition	-	655,390
Net cash (used in) provided by investing activities	(11,602)	655,390
Cash flows from financing activities:
Payments on line of credit	(15,580,346)	(14,118,720)
Borrowings on line of credit	15,690,350	13,208,210
Member contributions (successor)	273,044	375,210
Member distributions (successor)	(1,949,714)	(2,395,606)
Net cash used in financing activities	(1,566,666)	(2,930,906)
Net increase in cash and cash equivalents	26,268	514,822
Cash and cash equivalents - beginning of year	778,447	263,625
Cash and cash equivalents - end of year	$804,715	$778,447
Supplemental disclosure of cash flow information:
Cash paid for interest	$139,507	$150,762
Supplemental disclosure of noncash operating and financing activities:
Member contributions through reduction of accounts payable	$-	25,000
Member contributions of inventory	$1,465,576	375,739
Member distributions of inventory	$242,912	85,572

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 1. Nature of Operations

Overview

The Company was initially incorporated in 1968 as Golf Rounds.com, Inc., a Florida corporation.  During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. (“Fuse”) and merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse. The transaction was accounted for as a reverse merger with Fuse the legal acquirer, and Fuse Medical, LLC deemed the accounting acquirer (“Reverse Merger”). During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

Change in Control

Between the period July 2016 through October 2016, the Company obtained three loans in the aggregate amount of $150,000 in exchange for convertible promissory notes (the “Notes”) bearing 10% interest per annum, with principal due and payable, upon demand of the payee. The Notes were issued as follows: $100,000 to NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), the Company’s Chairman of the Board of Directors (the “Board”); and $50,000 to Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg, the Company’s Chief Executive Officer (“RMI”, and together with NC 143, the “Investors”). The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of the Company’s common stock at a conversion price of $0.08 per share.

On December 19, 2016 (the “Change-in-Control Date”), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Investors and the Company, pursuant to which NC 143 acquired 5 million shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4 million shares of the Company’s common stock for a purchase price of $320,000 (collectively the “Investor Shares”), effective as of the Change-in-Control Date. Direct offering costs of the Company were $64,609 in connection with the offer and sale of the Investor Shares, and, net proceeds from the offer and sale of the Investor Shares were $655,391.

CPM Acquisition

On December 15, 2017, Fuse entered into an agreement with NC 143 pursuant to which Fuse would purchase all of the outstanding membership interests of CPM Medical Consultants, LLC (“CPM”) (the “CPM Acquisition Agreement” and such transaction, the “CPM Acquisition”).

On December 29, 2017, Fuse completed the previously-announced the CPM Acquisition, pursuant to the CPM Acquisition Agreement by Fuse and NC 143, dated December 15, 2017, whereby the Fuse would purchase all of the outstanding membership interests of CPM. Fuse issued 50 million shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of common stock. The effective date of the CPM acquisition was December 31, 2017 (the “Effective Date”). The CPM Acquisition provides for contingent payments, (Earn-Out”) to NC 143 subject to certain sales and profitability targets being met by the Company for years after 2017.

Fuse was the legal acquirer and, for accounting purposes, CPM was deemed to have acquired our Company in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines Fuse at the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. (see note 3)

Nature of Business

Fuse is a national distributor of medical devices, who provides a broad portfolio of internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and a wide array of osteo-biologics and regenerative tissue which include human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (“Biologics”). All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks (“AATB”).

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company’s board portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and cost-effective solutions for its customers, which include hospitals, medical facilities, and sub-distributors. Fuse operates under exclusive and non-exclusive agreements with certain vendors and supply partners in the geographic territories the Company serves.

Fuse continuously reviews and expands its product lines to ensure that they offer the most comprehensive, high-quality and cost-effective selection of Orthopedic Implants and Biologics so that the Company can be more relevant to its customer needs while continuing to grow its existing customer base.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United State, (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the allowances for doubtful accounts and contractual pricing, valuation of inventories, accrued commissions, the fair value calculation of stock based compensation, and fair value of Earn-Out liability.

Earnings Per Share

Basic net income per common share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted net income per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. As of December 31, 2017, 700,000 outstanding common stock equivalents have been included with diluted net earnings per share.

As of December 31, 2017, and 2016, common stock equivalents included options to purchase 1,302,052 and 1,304,788 common shares, respectively.

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

In connection with the CPM Acquisition, the Company recorded a $19,244,543 liability related to the Earn-Out portion of the purchase consideration. See Note 3, Acquisition, for further discussion of the Earn-Out liability. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

fair value will be included in the Company’s results of operations. The fair value of the Earn-Out liability was calculated using a discount rate, approximating the pre-tax cost of debt and corroborated by Monte Carlo simulation, which was then applied to estimated Earn-Out payments. To determine the fair value of the Earn-Out liability, the Company’s management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s management’s estimate of future revenues, can have a significant impact on the estimated fair value. The fair value recorded for the Earn-Out liability may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in adjustments to the Earn-Out liability with a corresponding non-cash gain or loss recorded to additional paid-in capital.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.  The recorded value of notes payable approximates their fair value based upon their effective interest rates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at December 31, 2017 and 2016.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any losses from inception through December 31, 2017.  As of December 31, 2017, and 2016, there were deposits of $537,388 and $421,636, respectively, greater than federally insured limits.

Accounts Receivable and Allowances

Accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable and an allowance for contractual pricing. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

The Company’s management estimates its allowance for contractual pricing, by evaluating specific accounts where information indicates the customer is offered contractual pricing and discount allowances. In these arrangements, the Company’s management uses assumptions and judgement, based on the best available facts and circumstances to record a specific allowance for the amounts due from those customers.  The allowance is offset by a corresponding reduction to revenue. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Accounts deemed uncollectible are written-off in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts.  Previously written-off accounts receivable subsequently collected are recognized as a reduction of bad debt expense when funds are received.

Inventories

Inventories are stated at the net realizable value (first-in, first-out). Inventories consist entirely of finished goods and include Orthopedic Implants and Biologics. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit.  In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Category	Amortization Period
Computer equipment	3 years
Furniture and fixtures	3 years
Office equipment	3 years
Software	3 years

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed and a gain or loss is recorded in the consolidated statements of operations.

Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: (i) significant changes in performance relative to expected operating results, (ii) significant changes in the use of the assets, (iii) significant negative industry or economic trends, (iv) a significant decline in the Company’s stock price for a sustained period of time, and (v) changes in the Company’s business strategy.  An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.  Based upon the Company’s assessment, there were no indicators of impairment of its long-lived assets at December 31, 2017 and 2016.

Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. The Company’s management estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. No goodwill impairment has been recognized during 2017 or 2016.

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

Revenues are sales of Orthopedic Implants and Biologics to support orthopedic surgeries and wound care. For customers that purchase products as needed, the Company invoices the customers on the date the product is utilized. For customers that have consigned product, the Company invoices the customers as each unit of the product is utilized.  Payment terms are due upon receipt of invoice.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. Net revenues have been reduced to account for sales returns, discounts and other incentives.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Cost of Revenues

Cost of revenues consists of cost of goods sold, freight and shipping costs for items sold to customers, cost of storage, and related supply chain costs.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in revenues and the related costs in cost of revenues.

Income Taxes

As a result of the CPM Acquisition, Fuse became the sole managing member of CPM and as a result, began consolidating the financial results of CPM. CPM is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CPM is not subject to U.S. federal and most applicable state and local income tax purposes. As a partnership, CPM is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by CPM is passed through to an included in the taxable income or loss of its members.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2017, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

Segment Information

The Company operates in one reportable segment including medical products and supplies.  The Company's chief operating decision maker, is its Chief Executive Officer. The Company’s Chief Executive Officer manages the Company's operations as a whole, and does not evaluate revenue, expense or operating income information on any component level.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15,

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company’s management is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11 — “Inventory (Topic 330)”, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 as of January 1, 2017 and did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s management is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash payments.” The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for the public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The amendments in this update may be applied retrospectively or prospectively and early adoption is permitted. The Company’s management is in the process of evaluating the impact of ASU 2016-15 on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU Update No. 2016-18 — “Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB EITF)”.  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment does not provide a definition of restricted cash or restricted cash equivalents. The update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company’s management is in the process of evaluating the impact of ASU 2016-18 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 3. Acquisition

Between the period July 2016 through October 2016, the Company obtained three loans in the aggregate amount of $150,000 in exchange for the Notes bearing 10% interest per annum, with principal due and payable, upon demand of the payee. The Notes were issued as follows: $100,000 to NC 143, and $50,000 to RMI. The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of the Company’s common stock at a conversion price of $0.08 per share. (see note 6).

On December 19, 2016, the Company entered into a Stock Purchase Agreement by and between the Investors and the Company, pursuant to which NC 143 acquired 5 million shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4 million shares of the Company’s common stock for a purchase price of $320,000 effective as of the Change-in-Control Date. Direct offering costs of the Company were $64,609 in connection with the offer and sale of the Investor Shares, and, net proceeds from the offer and sale of the Investor Shares were $655,391.

The closing of the Stock Purchase Agreement resulted in a change-in-control of the Company whereby the Investors beneficially acquired approximately 61.4% of the Company’s common stock issued and outstanding immediately after the Change-in-Control Date. Mark W. Brooks became our Chairman of the Board and Christopher C. Reeg became our Chief Executive Officer, as described in our Current Report on Form 8-K, filed with the Commission on December 23, 2016, which is herein incorporated by reference. Fuse recorded a goodwill asset of $820,000 to reflect the excess of the carrying value of the Company’s net assets over their fair value as implied by the purchase price paid by the Investors on the Change-in-Control Date.

On December 15, 2017, Fuse entered into the CPM Acquisition Agreement with NC 143 pursuant to which Fuse would purchase all of the outstanding membership interests of CPM.

On December 29, 2017, Fuse completed the previously-announced CPM Acquisition, pursuant to the CPM Acquisition Agreement by Fuse and NC 143, dated December 15, 2017, whereby Fuse would purchase all of the outstanding membership interests of CPM. Fuse issued 50 million shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of common stock. The effective date of the CPM Acquisition was December 31, 2017. Additional one-time costs incurred with the acquisition totaled approximately $200,000 and are included in the selling, general, administrative and other expenses on the consolidated statements of operations.

The CPM Acquisition Agreement provides for Earn-Out payments to NC 143 subject to certain sales and profitability targets being met by the Company for years after 2017. The fair value of the Earn-Out was recorded at $19,244,543 as of the Effective Date. The Company recorded the Earn-Out at its fair value of the Effective Date. The CPM Acquisition Agreement provides for a working capital post-closing adjustment (“Post-Closing Adjustment”) for certain changes in CPMs current assets and current liabilities pursuant to the CPM Acquisition Agreement. The Post-Closing Adjustment is approximately $397,463 and will be paid in shares of the Company’s common stock within 120 days the Effective Date.

On the Effective Date of the closing of the CPM acquisition, NC 143 and RMI beneficially acquired approximately 90.4% of the Company’s common stock outstanding.

Fuse is the legal acquirer and, for accounting purposes, CPM was deemed to have acquired the Company in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines Fuse at the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. (see note 1).

The following unaudited pro forma summary financial information presents the consolidated results of operations for the Company as if the CPM Acquisition had occurred on January1, 2016. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the CPM Acquisition had occurred on the date indicated or indicative of the results that may occur in the future.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Unaudited pro forma information for the twelve months ended December 31, 2016 is as follows:

	Year Ended December 31, 2016 - Unaudited
	Historical Fuse Medical, Inc.	Historical CPM Medical Consultants, LLC	Pro forma Adjustments	Pro forma Combined
Revenue	$567,607	$25,647,353	$(103,578)	$26,111,382
Net (loss) income	$(585,935)	$3,035,296	$-	$2,449,361
Net (loss) income per common share - basic	$-	$-	$-	$0.34

The supplemental pro forma earnings were adjusted to exclude $103,578 for the year ended December 31, 2016. The number of shares outstanding used in calculating the net (loss) per common share – basic was 7,185,890 for the year ended December 31, 2016.

The Company is managed and operates in one segment, with Fuse merged into the CPM existing operations.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Computer equipment	$-	$29,290
Furniture and fixtures	5,047	6,347
Leasehold improvements	-	6,728
Office equipment	21,913	9,221
Software	-	34,252
	26,960	85,838
Less: accumulated depreciation	(10,065)	(71,091)
Property and equipment, net	$16,895	$14,747

During the year ended December 31, 2017, the Company sold fixed assets having a net book value of $607 for cash proceeds of $300, retired fixed assets no longer in use with a net book value of $3,058, and recorded $8,732 of insurance settlements proceeds for a fully depreciated fixed asset.

Depreciation expense for the years ended December 31, 2017 and 2016 was $14,521 and $19,091, respectively.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 5. Revolving Line of Credit

On December 29, 2017, Fuse became party to a revolving line of credit (“RLOC”) with ZB, N.A. (d/b/a Amegy Bank), to facilitate the December 31, 2017 CPM Acquisition. The RLOC establishes an asset based senior secured revolving credit facility in the amount of $5,000,000. The RLOC bears interest at a variable rate based on the one-month LIBOR rate plus 3.00% (effective rate of 4.56% at December 31, 2017). The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. The Chairman of the Board personally guarantees fifty percent (50%) of the outstanding loan amount.

The outstanding balance of the RLOC was $3,415,351 and $3,305,347 at December 31, 2017 and 2016, respectively. Interest expense incurred was $134,668 and $133,334 for 2017 and 2016, respectively.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three short-term loans in the aggregate amount of $150,000 in exchange for promissory notes bearing 10% interest per annum, which principal shall be due and payable, upon demand of the payee.  Notwithstanding, at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share.  On each respective date of issuance, the conversion price of each of the promissory notes was less than the market price of the Company’s common stock.  This resulted in a beneficial conversion feature in the aggregate amount of $117,500, which was treated as a discount to each of the promissory notes and amortized over the term of each respective promissory note.  Subsequent to the issuance of the notes, affiliates of the noteholders entered into the Stock Purchase Agreement with the Company (See Notes 1 and 11).

Notes payable – related parties consisted of the following:

	December 31, 2017	December 31, 2016
Notes Payable originating July 15, 2016; no monthly payments required; bearing interest at 10%; due on December 31, 2016, convertible on demand	$50,000	$50,000
Notes Payable originating August 23, 2016; no monthly payments required; bearing interest at 10%; due on December 31, 2016, convertible on demand	50,000	50,000
Notes Payable originating October 19, 2016; no monthly payments required; bearing interest at 10%; due on December 31, 2016, convertible on demand	50,000	50,000
Total	150,000	150,000
Less: current maturities	(150,000)	(150,000)
Amount due after one year	$-	$-

During the year ended December 31, 2017 and 2016, interest expense of $27,000 and $13,587 (of which $13,094 was related to the amortization of the beneficial conversion feature), respectively, was recognized on outstanding notes payable – related parties.  As of December 31, 2017, and 2016, accrued interest payable was $32,096 and $5,096, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

Note 7. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 201 4-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. (the “Defendants”).  On April 21, 2014, the complaint was dismissed for “want of prosecution.”

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff.  Thereafter, the term “Plaintiffs” collectively refers to M. Richard Cutler, Cutler Law Group, P.C. and PH Squared, LLC.  The new complaint asserts essentially the same claims as the original nonsuited complaint: (i) suit on sworn account against Fuse; (ii) fraud against all Defendants; and (iii) breach of contract against all Defendants for allegedly violating a non-circumvention/non-disclosure agreement. Richard Cutler is the sole principal of Cutler Law Group, P.C., which provided legal representation to its clients, Craig Longhurst and PH Squared, LLC d/b/a PharmHouse Pharmacy (“Cutler’s Client”), during a failed merger attempt between Fuse and Golf Rounds.com, Inc. (the “Failed Transaction”).  The Plaintiffs have alleged that the Failed Transaction failed to materialize notwithstanding the efforts of Mr. Cutler, his law firm and PH Squared, LLC.  The Plaintiffs have further alleged that the Defendants continued to pursue a similar transaction without Cutler’s Client or the Plaintiffs.  The Plaintiffs claim that the Defendants are responsible for damages in the amount of $46,465 plus interest for the breach of contract claim because Plaintiffs were not paid their legal fees by Cutler’s Client and Plaintiffs did not receive equity in the merged company that would have resulted from the Failed Transaction. Plaintiffs are also asking for undisclosed damages related to the fraud and breach of contract claims, and are asking for exemplary damages as a result of allegedly intentional fraud that some or all of the Defendants allegedly committed. Plaintiffs also seek their attorneys’ fees and costs for having brought the action. On November 18, 2015, Fuse filed a counterclaim against PH Squared, LLC for breach of contract and further asserted a counterclaim and third-party claim against PH Squared, LLC’s principle, Craig Longhurst, for fraud in the inducement.  Fuse also seeks a declaratory judgment on the intended third-party beneficiary status of Plaintiffs Cutler and Cutler Law Group related to a non-circumvention/non-disclosure agreement.  The trial date for the above matter was scheduled for May 1, 2017, but it was moved to July 24, 2017 in order to allow for some additional discovery.

During April 2017, one of the named individuals in the complaint filed for bankruptcy protection.  There is currently no trial date set.

The Company’s management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect the Company’s interests.

Operating Leases

The Company leases office space under a noncancelable operating lease agreement, from a real estate investments company that is owned and controlled by the Company’s Chairman of the Board and President. This lease terminated December 31, 2017 with month-to-month renewals. The lease requires monthly payments of $14,000. Annual rent expense was approximately $142,000 and $120,000 for the years ended December 31, 2017 and 2016, and are included in selling, general, administrative and other expenses.

The Company leases office equipment under two noncancelable operating lease agreements which expire March 2019 and February 2021. In aggregate, these office equipment leases require monthly payments of approximately $779. Rent expense for the equipment leases totaled approximately $11,000 and $8,000 for the years ended December 31, 2017 and 2016, respectively, and are included in selling, general, administrative and other expenses.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017:

Year ending December 31,
2018	$9,000
2019	5,000
2020	3,000
2021	500
$17,500

Note 8. Stockholders’ Equity

Authorized Capital

The Company has authorized 100,000,000 shares of common stock having a par value of $0.01 per share, and its Board is authorized to issue shares of the common stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights and the qualifications, limitations or restrictions.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company has authorized 20,000,000 shares of preferred stock having a par value of $0.01 per share, and its Board is authorized to issue shares of the preferred stock, in one or more series, and to fix for each such series the voting powers, designations, preferences, or other special rights and the qualifications, limitations or restrictions.

Common Stock

On December 29, 2017, Fuse completed the previously-announced acquisition of CPM, pursuant to the CPM Acquisition Agreement by Fuse and NC 143, dated December 15, 2017, whereby the Fuse would purchase all of the outstanding membership interests of CPM. Fuse issued 50,000,000 shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding equity interests of CPM, at an agreed-upon value of $0.20 per share of common stock, as reflected in the fairness opinion provided by ValueScope. The Effective Date of the CPM acquisition was December 31, 2017.

On December 19, 2016, the Company entered into the Stock Purchase Agreement by and between the Investors and the Company, pursuant to which NC 143 acquired 5 million shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4 million shares of the Company’s common stock for a purchase price of $320,000, effective as of the Change-in-Control Date.  Direct offering costs of the Company were $64,609 in connection with the offer and sale of the Investor Shares, and, net proceeds from the sale of the Investor Shares were $655,391.  (See Note 6)

Stock Incentive Plans

The Company has a stock-based compensation plan which provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors; the 2017 Equity Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board on April 5, 2017. The awards are subject to a vesting schedule as set forth in individual agreements.

On September 21, 2017, the Board approved an amendment to the 2017 Plan to increase the number of shares of common stock authorized for issuance under the 2017 Plan from 1,500,000 shares of common stock to 2,500,000 shares of common stock.

On October 4, 2017, the Board approved an amendment to the 2017 Plan to increase the number of shares of common stock authorized for issuance under the 2017 Plan from 2,500,000 shares of common stock to 4,500,000 shares of common stock.

Stock Options

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are the Company’s estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The Company did not grant stock options in 2017.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the year ended December 31, 2016:

Assumptions	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Expected term (years)	-	2.5
Expected volatility	0%	162%
Weighted-average volatility	0%	162%
Risk-free interest rate	0.00%	1.43%
Dividend yield	0.0%	0.0%
Expected forfeiture rate	n/a	n/a

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company’s management utilized the simplified method to estimate the expected life for stock options granted to employees, as the Company does not have sufficient historical data regarding stock option exercises.  The expected volatility is based on historical volatility of the Company’s common stock subsequent to the closing of the Reverse Merger.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company’s management believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity during the year ended December 31, 2017 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2016	1,304,788	$0.22
Granted	-	$-
Exercised	—	$-
Forfeited	—	$-
Expired	(2,736)	$12.13
Balance outstanding at December 31, 2017	1,302,052	$0.20	3.3	$1,717,000
Exercisable at December 31, 2017	1,302,052	$0.20	3.3	$1,717,000

The weighted-average grant-date fair value of options granted during the year ended December 31, 2016 was $0.09.

Restricted Common Stock

On September 21, 2017, the Company’s Board granted an aggregate of 325,000 Restricted Stock Awards (“RSA’s”) pursuant to the Company’s 2017 Plan, to the Board as annual compensation.  The RSA’s have a fair market value of $0.78 on the date of grant and fully vest upon the one-year anniversary of the date of grant or September 21, 2018. As of December 31, 2017, the Company had amortized $21,664 relating to the vesting of these shares which is included in selling, general, and administrative expenses, and $43,336 which will be recognized as an expense in future periods as the shares vest.

On September 21, 2017, the Company’s Board granted an aggregate of 2,000,000 RSA’s pursuant to the 2017 Plan, to the Company’s independent directors as compensation.  The RSA’s have a fair market value of $0.78 on the date of grant and vest fully upon the earlier of a change in control of the Company or the Company’s listing on a national securities exchange.  As of December 31, 2017, the Company had not amortized any amounts relating to the vesting of these shares due to the uncertainty of meeting these vesting milestones.

On December 14, 2017, the Board awarded a total of 942,500 shares of common stock of the Company, in the form of RSAs issued in accordance with the 2017 Plan of the Company, to the members of the Board of the Company as annual compensation for services rendered to the Company as Board members. Each member of the Board was granted an RSA constituting 188,500 shares of the Company’s common stock. Based in part on the analysis of the fairness opinion provided by a third-party valuation specialist, the Board determined that the common stock within each RSA had a fair market value of $0.20 on the date of grant. As of December 31, 2017, the Company had amortized $20,945 relating to the vesting of these shares which is included in selling, general, administrative and other expenses, and $167,555 which will be recognized as an expense in future periods as the shares vest.

The Board voted to revise the $0.78 fair market value for each share issued pursuant to each RSA granted on September 21, 2017, to $0.20. The Board voted to amend the indicated fair market value in the September grants to $0.20 based in part on the analysis within the fairness opinion provided by the third-party valuation specialist.

The following table summarizes restricted common stock activity:

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2016	-	$-	$-
Granted	3,267,500	1,813,500	0.56
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2017	3,267,500	$1,813,500	$0.56

Note 9. Income Taxes

As a result of the CPM Acquisition, Fuse became the sole managing member of CPM and as a result, began consolidating the financial results of CPM. CPM is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CPM is not subject to U.S. federal and most applicable state and local income tax purposes. As a partnership, CPM is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by CPM is passed through to an included in the taxable income or loss of its members.

Fuse is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Current:
Federal	$-	$-
State	40,818	51,627
	40,818	51,627
Deferred:
Federal	-	-
State	-	-
	-	-
Total Income tax expense (benefit)	$40,818	$51,627

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryover	$172,704	$224,381
Intangibles	40,342	-
Accounts receivable	81,927	-
Compensation	57,458	80,850
Inventory	25,792	-
Total deferred tax assets	378,223	305,231
Deferred tax liabilities:
Prepaid expenses	-	-
Property and equipment	(2,945)	2,795
Total deferred tax liabilities	(2,945)	2,795
Deferred tax assets, net	375,278	308,026
Valuation allowance:
Beginning of year	(308,026)	(700,713)
(Increase) decrease during year	308,026	392,687
Ending balance	-	(308,026)
Net deferred tax asset	$375,278	$-

In 2016 and 2017 CPM is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CPM is not subject to U.S. federal and certain state income taxes. Any taxable income or loss generated by CPM during 2016 and 2017 is passed through to and included in the taxable income or loss of its members. Accordingly, our consolidated financial statements for 2017 do not include a provision for federal or state income tax purposes.

Fuse is treated as a corporation for U.S. federal and applicable state and local income tax purposes. As a corporation, Fuse is subject to U.S. federal and applicable state income taxes.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance in 2016 due to the uncertainty of realization. As a result of the organizational transactions of Fuse and CPM in 2017, it is more likely than not that the tax deferred tax assets benefits would be realized.

At December 31, 2017, Fuse had $822,399 of net operating loss carryforwards which will expire from 2018 to 2037. These carry forward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization. The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2017, tax years 2012 through 2015 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	5.8%	1.7%
Permanent differences	3.8%	0.3%
Other reconciling items	20.5%	19.8%
LLC flow-through structure	(59.3%)	(42.1%)
Valuation allowance	0.0%	(13.0%)
Effective income tax rate	5.8%	1.7%

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2017 and 2016, the following significant customers had an individual percentage of total revenues equaling 10% or greater:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Customer 1 (related party)	18.70%	18.33%
Customer 2	18.06%	11.61%
Totals	36.76%	29.94%

At December 31, 2017 and 2016, the following significant customers had a concentration of accounts receivable representing 10% or greater of accounts receivable:

	December 31, 2017	December 31, 2016
Customer 1 (related party)	24.80%	25.21%
Customer 2	15.26%	12.92%
Totals	40.06%	38.13%

For the years ended December 31, 2017 and 2016, the following significant suppliers represented 10% or greater of goods purchased:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Supplier 1	22.34%	22.36%
Totals	22.34%	22.36%

Note 11. Related Party Transactions

Change in Control

Between the period July 2016 through October 2016, we obtained three loans in the aggregate amount of $150,000 in exchange for convertible promissory notes (the “Notes”) bearing 10% interest per annum, with principal due and payable, upon demand of the payee. The Notes were issued as follows: $100,000 to NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), our Chairman of the Board of Directors (the “Board”); and $50,000 to Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg, our Chief Executive Officer (“RMI”, and together with NC 143, the “Investors”). The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of our common stock at a conversion price of $0.08 per share.

Since December of 2016, the Company has been controlled by the Investors, who are its two primary stockholders. On the Change- in-Control Date the Company entered into the Stock Purchase Agreement by and between the Investors and the Company, pursuant to which the Investors received the Investor Shares, effective as of the Change-in-Control Date. For more details please see “Item 1. Business” of this 2017 Annual Report

The closing of the Stock Purchase Agreement resulted in a change-in-control of the Company whereby the Investors beneficially acquired approximately 61.4% of the Company’s Common Stock issued and outstanding immediately after the Change-in-Control Date. Mark W. Brooks became the Chairman of the Board and Christopher C. Reeg became our Chief Executive officer, as described in our Current Report on Form 8-K, filed with the SEC on December 23, 2016, which is herein incorporated by reference.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

CPM Acquisition

On December 15, 2017, Fuse entered into an agreement with NC 143 pursuant to which Fuse would purchase all of the outstanding membership interests of CPM Medical Consultants, LLC (“CPM”) (the “CPM Acquisition Agreement” and such transaction, the “CPM Acquisition”).

On December 29, 2017, Fuse completed the previously-announced acquisition of CPM Acquisition, pursuant to the CPM Acquisition Agreement by Fuse and NC 143, dated December 15, 2017, whereby Fuse would purchase all of the outstanding membership interests of CPM. Fuse issued 50 million shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of common stock. The effective date of the CPM Acquisition was December 31, 2017 (the “Effective Date”). The CPM Acquisition provides for contingent payments to NC 143 subject to certain sales and profitability targets being met by the Company for years after 2017.

For accounting purposes, CPM was deemed to have acquired Fuse in the CPM Acquisition because NC 143 and RMI had combined majority control of our issued and outstanding common stock and they jointly have the power to appoint a majority of our members of the Board. Because Fuse is the legal acquirer, the CPM Acquisition was accounted for as a reverse acquisition of an entity under common control. CPM is the successor entity and becomes the reporting entity which combines Fuse at the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost (collectively, Fuse and CPM consolidated or the “Company”). (see note 3)

Lease with 1565 North Central Expressway, LP

The Company leases an approximately 11,500 square-foot space as its principal executive office, located at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP, a real estate investment company that is owned and controlled by the Company’s Chairman of the Board and President. The CPM lease was effective January 1, 2013 and the Fuse lease was effective July 14, 2017. The leases terminated December 31, 2017 with month-to-month renewals. The leased property does not have material costs of complying with environmental laws. The Company believes its present business property is adequate and suitable to support its mid-term strategies and initiatives for growth. They are in the process of renegotiating a lease renewal, but there is a large supply of comparable commercial property available in the general area that we would be able to lease at comparable lease rates.

AmBio Contract

The Company has engaged AmBio Staffing, LLC (“AmBio”) a Texas licensed Professional Employment Organization, (“PEO”) to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. The Company’s Chairman of the Board and President, Mark W. Brooks, owns and controls AmBio. As of March 26, 2018, AmBio operations supports approximately 74 full time equivalents (“FTE”). Of those 74 FTEs, 42 FTEs directly support the Company, 19 FTEs support the operations of other companies and the Company shares 13 FTEs with other companies.

Operations

The Company enters into various related party transactions with entities that are owned by or affiliated with the Company’s Named Executive Officers and Directors. The transactions included sales, purchases, commissions paid for services, and revenues related to services provided to the related party.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by our Chairman of the Board and Chief Executive Officer.

During the years ended December 31, 2017 and 2016, we had net sales of approximately $5,054,000 and $4,797,000, respectively, to MedUSA for product used in surgical cases.

During the years ended December 31, 2017 and 2016, we incurred commission expense of approximately $962,000 and $642,000, respectively, to MedUSA for services provided to us in surgical cases.

As of December 31, 2017, and 2016, we had balances due from MedUSA of approximately $1,684,000 and $1,752,000, respectively, included in accounts receivable on the accompanying consolidated balance sheets.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by our Chairman of the Board.

During the years ended December 31, 2017 and 2016, we had net sales of approximately $1,953,000 and $0.00, respectively, to Overlord for product used in surgical cases.

During the years ended December 31, 2017 and 2016, we incurred commission expense of approximately $101,000 and $0.00, respectively, to Overlord for services provided to us in surgical cases.

As of December 31, 2017, and 2016, we had balances due from Overlord of approximately $444,000 and $0.00, respectively, included in accounts receivable on the accompanying consolidated balance sheets.

N.B.M.J., Inc.

N.B.M.J., Inc. (“NBMJ”) is a Durable Medical Equipment (“DME”) distributor and a wound care distributor owned and controlled by our Chairman of the Board.

During the years ended December 31, 2017 and 2016, we had net sales of approximately $162,000 and $715,000, respectively, to NBMJ for product used in surgical cases.

During the years ended December 31, 2017 and 2016, we incurred commission expense of approximately $0.00 and $0.00, respectively, to NBMJ for services provided to us in surgical cases.

As of December 31, 2017, and 2016, we had balances due from NBMJ of approximately $0.00 and $47,000, respectively, included in accounts receivable on the accompanying consolidated balance sheets.

Palm Springs Partners d/b/a Maxim Surgical, LLC

Palm Springs Partners d/b/a Maxim Surgical, LLC (“Maxim”) is a manufacturer/distributor owned and controlled by Christopher C. Reeg, our Chief Executive Officer and Secretary, and Mark W. Brooks, our Chairman of the Board and President.

During the year ending December 31, 2017 and 2016, we had net sales of approximately $202,000 and $164,000 to Maxim for product used in surgical cases.

During the year ending December 31, 2017 and 2016, we purchased approximately $468,000 and $458,000 from Maxim.

As of December 31, 2017, and 2016, we had a balance due from Maxim of approximately $50,000 and $45,000, included in accounts receivable on the accompanying consolidated balance sheets.

As of December 31, 2017, and 2016, we had a balance due to Maxim of approximately $93,000 and $102,000, included in accounts payable on the accompanying consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor owned and controlled by Mark W. Brooks, our Chairman of the Board and President.

During the year ended December 31, 2017 and 2016, we incurred commission expense of approximately $1,114,000 and $692,000 to Sintu for services provided in surgical cases.

Other

During the years ended December 31, 2017 and 2016, the Company had net sales of approximately $1,055,000 and $396,000, respectively, to these entities for product used in surgical cases.

During the years ended December 31, 2017 and 2016, the Company had purchases of approximately $128,000 and $8,000, respectively, from these entities.

During the years ended December 31, 2017 and 2016, the Company incurred commission expense of approximately $248,000 and $702,000, respectively, to these entities for services provided in surgical cases.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company also had other income related to charges for shared services it provided to the related party of approximately $33,000 and $114,000 for the years ended December 31, 2017 and 2016, respectively, included with selling, general, and administrative expenses on the accompanying consolidated statements of operations.

As of December 31, 2017, and 2016, the Company had balances due from these entities of approximately $169,000 and $159,000, respectively, included in accounts receivable on the accompanying consolidated balance sheets.

The Company engages AmBio, a licensed PEO to provide payroll processing, employee benefit administration, and related human capital services. AmBio is controlled by the Chairman of the Board and President. As of December 31, 2017, and 2016, the Company had balances due to AmBio of approximately $112,000 and $107,000. As of December 31, 2017, and 2016, approximately $162,000 and $162,000 of fees were paid to AmBio for such services, respectively, and are reflected with in selling, general, and administrative expenses on the accompanying consolidated statements of operations.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 5, 2018, the date the financial statements were available to be issued.

On January 30, 2018, the Company received notice from UOC USA, Inc. (“UOC”) that UOC has elected to terminate the distribution agreement dated January 1, 2011, as amended (the “UOC Agreement”) between the Company’s wholly-owned subsidiary, CPM, and UOC. While the UOC Agreement terminated on February 28, 2018, in accordance with its terms and conditions, the UOC Agreement also authorized the continued provision of UOC products at UOC-contracted facilities until March 15, 2018. Because we hold title to our UOC inventory, we may continue selling UOC products until we deplete our UOC inventory.

Pursuant to the UOC Agreement, in consideration for mutual promises and covenants, the Company was appointed as a non-exclusive authorized distributor of UOC orthopedic implants and instruments for an initial fixed term of two years with auto-renewals thereafter.  Either the Company or UOC could terminate the UOC Agreement at any time and for any reason upon ninety (90) days prior written notice to the other party.

At UOC’s sole discretion, the termination notice provides for the repurchase of the Company’s unsold UOC orthopedic implants by UOC on or before April 30, 2018.  The Company’s revenue derived from the sale and distribution of UOC products was approximately $4.3 million or 16% and $4.9 million or 19%, for the year-ended December 31, 2017, and December 31, 2016, respectively.

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.