Form 10-Q
period 2018-03-31
Fuse Medical, Inc.
filed 2018-05-15
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 7, 2018, 65,890,808 shares of the registrant’s Common Stock were outstanding.

FUSE MEDICAL, INC. AND SUBSIDIARY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except per share data)

	March 31, 2018 (Unaudited)	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$797,803	$804,715
Accounts receivable, net of allowance of $746,223 and $499,099, respectively	4,709,077	6,570,382
Inventories, net of allowance of $1,171,146 and $1,110,742, respectively	10,253,260	10,626,769
Prepaid expenses and other current assets	30,757	32,466
Total current assets	15,790,897	18,034,332
Property and equipment, net of accumulated depreciation and amortization	14,817	16,895
Deferred tax asset	583,670	375,278
Goodwill	820,650	820,650
Total assets	$17,210,034	$19,247,155
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,534,437	$2,588,091
Accrued expenses	2,185,661	1,830,679
Note payable - related parties	150,000	150,000
Senior secured revolving credit facility	2,673,783	3,415,351
Total current liabilities	6,543,881	7,984,121
Earn-out liability	19,244,543	19,244,543
Total liabilities	25,788,424	27,228,664
Commitments and contingencies	-	-
Stockholders' deficit:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 69,158,308 and 65,890,808 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	671,583	671,583
Additional paid-in capital	(8,515,006)	(8,653,092)
Accumulated deficit	(734,967)	-
Total stockholders' deficit	(8,578,390)	(7,981,509)
Total liabilities and stockholders' deficit	$17,210,034	$19,247,155

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except per share data)

	For the Three-months Ended March 31,
	2018	2017
Net revenues	$6,004,048	$5,590,344
Cost of revenues	3,123,502	3,060,950
Gross profit	2,880,546	2,529,394
Operating expenses:
Selling, general, administrative and other	2,206,735	914,408
Commissions	1,579,186	2,145,656
Loss on disposal of property and equipment	-	307
Depreciation	2,079	5,347
Total operating expenses	3,788,000	3,065,718
Operating loss	(907,454)	(536,324)
Other income (expense):
Interest expense	(35,905)	(31,946)
Extinguishment of debt	-	43,308
Total other income (expense)	(35,905)	11,362
Operating loss before tax	(943,359)	(524,962)
Income tax benefit	(208,392)	-
Net loss	$(734,967)	$(524,962)
Net loss per common share - basic and diluted	$(0.03)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	28,356,561	9,399,005

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

(in dollars, except per share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	69,158,308	$671,583	$(8,653,092)	$-	$(7,981,509)
Restricted stock awards granted	-	-	79,083	-	79,083
Stock options granted	-	-	59,003	-	59,003
Net loss	-	-	-	(734,967)	(734,967)
Balance, March 31, 2018	69,158,308	$671,583	$(8,515,006)	$(734,967)	$(8,578,390)

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three-months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(734,967)	$(524,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,079	5,347
Share-based compensation	138,086	-
Provision for bad debts and discounts	(247,125)	449,707
Deferred tax income	(208,392)	-
Loss on disposal of property and equipment	-	307
Gain on settlement of accounts payable	-	(43,308)
Increase (decrease) in cash, net of effects of reverse acquisition, resulting from changes in:
Accounts receivable	2,108,429	1,393,823
Inventories, net slow-moving and obsolescence reserves	373,509	276,565
Prepaid expenses and other current assets	1,709	(57,170)
Accounts payable	(1,053,654)	(478,794)
Accrued expenses	354,982	(285,087)
Net cash provided by operating activities	734,656	736,428
Cash flows from investing activities
Purchase of property and equipment	-	(20,333)
Proceeds from the disposal of property and equipment	-	300
Net cash used in investing activities	-	(20,033)
Cash flows from financing activities
Payments on senior secured revolving credit facility	(5,240,730)	(4,911,930)
Borrowings from senior secured revolving credit facility	4,499,162	4,256,760
Member distributions	-	(173,131)
Net cash used in financing activities	(741,568)	(828,301)
Net decrease in cash and cash equivalents	(6,912)	(111,906)
Cash and cash equivalents - beginning of period	804,715	778,447
Cash and cash equivalents - end of period	$797,803	$666,541
Supplemental disclosure of cash flow information:
Interest Paid	$29,698	$26,457
Non-cash investing and financing activities
Members distribution of inventory	$-	$(20,265)

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Note 1. Nature of Operations

Overview

The Company was initially incorporated in 1968 as GolfRounds.com, Inc., a Florida corporation.  During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. (“Fuse”) and merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse. The transaction was accounted for as a reverse merger. Fuse was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer (“Reverse Merger”). During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The condensed consolidated balance sheet information as of December 31, 2017, was derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 6, 2018 (“2017 Annual Report”). These condensed   consolidated financial statements should be read in conjunction with the 2017 Annual Report.

The results of operations for the three-months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Change in Control

During 2016, the Company obtained three working capital loans in the aggregate amount of $150,000 in exchange for convertible promissory notes (the “Notes”). The Notes were issued as follows: $100,000 to NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), the Company’s Chairman of the Board of Directors (the “Board”); and $50,000 to Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg, the Company’s Chief Executive Officer (“RMI”, and together with NC 143, the “Investors”). See Notes 3 and 6.

On December 19, 2016 (the “Change-in-Control Date”), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Investors and the Company, pursuant to which NC 143 acquired 5 million shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4 million shares of the Company’s common stock for a purchase price of $320,000 (collectively the “Investor Shares”), effective as of the Change-in-Control Date. See Note 3 and 6.

CPM Acquisition

On December 15, 2017, the Company entered into an agreement with NC 143 pursuant to which the Company would purchase all the outstanding membership interests of CPM Medical Consultants, LLC (“CPM”) (the “CPM Acquisition Agreement” and such transaction, the “CPM Acquisition”).

On December 29, 2017, the Company completed the previously-announced CPM Acquisition, pursuant to the CPM Acquisition Agreement by Fuse and NC 143, dated December 15, 2017, whereby the Company purchased all the outstanding membership interests of CPM for an approximate aggregate purchase price of $36,000,000. The Company issued 50 million shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of common stock or $10,000,000.  The Company was the legal acquirer and, for accounting purposes, CPM was deemed to have acquired Fuse in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines the Company at the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. See Notes 3 and 6.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Nature of Business

The Company is a national distributor of medical devices, providing a broad portfolio of internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and a wide array of osteo-biologics and regenerative tissue which include human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (“Biologics”). All of the Company’s medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of the Company’s Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks (“AATB”).

The Company’s comprehensive portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and cost-effective solutions for its customers, which include hospitals, medical facilities, and sub-distributors. The Company operates under exclusive and non-exclusive agreements with certain vendors and supply partners in the geographic territories the Company serves.

To maximize the Company’s competitive advantage and ensure the highest customer relevancy, the Company continuously reviews and expands its product-lines to ensure the highest quality, and cost-effective selection of Orthopedic Implants and Biologics.

Note 2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP, which requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the condensed consolidated financial statements.  Actual results could differ from those estimates. Significant estimates on the accompanying condensed consolidated financial statements include the allowances for doubtful accounts and contractual pricing, valuation of inventories, accrued commissions, the fair value calculation of stock based compensation, and fair value calculation of contingent liabilities.

Net loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Shares of restricted stock are included in the basic weighted-average number of common shares outstanding from the time they vest. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. As of March 31, 2018, and March 31, 2017, 2,512,052 and 1,304,788 outstanding common stock equivalents have been excluded from diluted net loss per common share because their inclusion would be anti-dilutive.

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

Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

In connection with the CPM Acquisition, the Company recorded a $19,244,543 liability which represented the fair value of the earn-out portion of the purchase consideration. The earn-out payments are based on the financial performance of the Company between the period from January 1, 2018 and December 31, 2034. The base amount of the earn-out is $16,000,000, with an additional bonus payment of $10,000,000. The payments of the base and bonus earn-out amounts are subject to the Company meeting certain earning thresholds as detailed on the purchase agreement. The earn-out payments during the earn-out period specified above ranges from $0 to $26,000,000.

The fair value of the earn-out liability was calculated using a Monte Carlo simulation, which was then applied to estimated earn-out payments with a discount rate of 4%. To determine the fair value of the earn-out liability, the Company’s management evaluates assumptions that require significant judgement. Significant assumptions used for estimating the earn-out liability included gross margins of approximately 48%, net income margins averaging 9% per year, revenue growth of approximately 5% over a forecast horizon period of 11 years. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value will be recognized in the statement of operations at each reporting period since the arrangement is not subject to a hedging instrument.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.  The recorded value of notes payable approximates their fair value based upon their effective interest rates.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at March 31, 2018 and December 31, 2017.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any losses from inception through March 31, 2018.  As of March 31, 2018, and December 31, 2017, there were deposits of $488,115 and $537,388, respectively, greater than federally insured limits.

Accounts Receivable and Allowances

Accounts receivable are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable and an allowance for contractual discount pricing. Credit is extended to customers based on an evaluation of their financial condition, industry reputation and other judgmental factors considered by the Company’s management. The Company generally does not require collateral or other security interest to support accounts receivable. Based on trends and specific factors, the customer’s credit terms may be modified, including required payment upon delivery.

The Company performs regular on-going credit evaluations of its customers.  As events, trends, and circumstance, warrant the Company’s management estimates amounts that are more likely than not to be uncollectible; reflecting these amounts in the allowance for doubtful accounts along with an increase to bad debt expense are reflected within selling, general, administrative and other expenses on the Company’s accompanying condensed consolidated statements of operations.

When accounts are deemed uncollectible, they are often referred to the Company’s outside legal team for litigation.  Accounts deemed uncollectible are written-off in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts. Accounts deemed uncollectible are removed from the Company’s accounts receivable portfolio, with an offset to the allowance for doubtful accounts receivable. The Company may record additional allowances for doubtful accounts based on known trends and expectations to ensure the Company’s accounts receivable portfolio is recorded at net realizable value. Specific allowances are re-evaluated and adjusted as additional facts and information are received. Previously written-off accounts receivable subsequently collected are recognized as a reduction of bad debt expense when funds are received.

The Company’s management estimates its allowance for contractual pricing, by evaluating specific accounts where information indicates the customer is offered contractual pricing and discount allowances. In these arrangements, the Company’s management uses

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

assumptions and judgement, based on the best available facts and circumstances to record a specific allowance for the amounts due from those customers.  The allowance is offset by a corresponding reduction to revenue. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may record additional allowances based on trends and expectations to ensure the Company’s accounts receivable portfolio is recorded at net realizable value. Specific allowances are re-evaluated and adjusted as additional facts and information are received.

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out). Inventories consist entirely of finished goods and include Orthopedic Implants and Biologics. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit.  In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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

Category	Depreciation & Amortization Period
Computer equipment	3 years
Furniture and fixtures	3 years
Office equipment	3 years
Software	3 years

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed. A gain is recorded when consideration received is more than the disposed asset’s cost, net of depreciation and amortization and a loss is recorded when consideration received is less than the disposed asset’s cost, net of depreciation and amortization.

Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: (i) significant changes in performance relative to expected operating results, (ii) significant changes in the use of the assets, (iii) significant negative industry or economic trends, (iv) a significant decline in the Company’s stock price for a sustained period of time, and (v) changes in the Company’s business strategy.  An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.  Based upon the Company’s assessment, there were no indicators of impairment of its long-lived assets at March 31, 2018 and December 31, 2017.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Goodwill

The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. The March 31, 2018 and December 31, 2017 evaluations resulted in no impairment charges.

Revenue Recognition

Periods prior to January 1, 2018:

The Company has contractual agreements with its customers that set forth the general items and conditions of the relationship including line item pricing, payment terms and contract duration. Revenues are realized or realizable and earned by using the following criteria, (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price is fixed or determinable; and (iv) collectability is reasonably assured.

Periods commencing January 1, 2018:

Revenue is recognized when a customer obtains control of promised or goods. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods.

The Company has contractual agreements with its customers that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration.

Revenues are sales of Orthopedic Implants and Biologics to support orthopedic surgeries. For customers that purchase products as needed, the Company invoices the customers on the date the product is utilized. For customers that have consigned product, the Company invoices the customers as each unit of the product is utilized.  Payment terms are due upon receipt of invoice or contractual terms.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. Net revenues have been reduced to account for sales returns, discounts and other incentives.

Cost of Revenues

Cost of revenues consists of cost of goods sold, freight and shipping costs for items sold to customers, cost of storage, and related supply chain costs and loss and obsolescence.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in revenues and the related costs in cost of revenues. During the fourth quarter of each year, the Company capitalizes shipping costs as a layer of inventory cost.

Income Taxes

The Company began consolidating the financial results of CPM effective January 1, 2018, when it became the sole managing member of CPM. CPM is treated as a partnership for U.S. federal and most applicable state and local income taxes. As a partnership, CPM is not subject to U.S. federal and most applicable state and local income taxes. Beginning January 1, 2018, taxable income or loss generated by CPM is passed through to the Company and is included in its taxable income or loss.

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

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2018, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

Segment Information

The Company operates in one reportable segment which includes medical device products and supplies.  The Company's chief operating decision maker, is its Chief Executive Officer. The Company’s Chief Executive Officer manages the Company's operations , and  does not evaluate revenue, expense or operating income information on any component level.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period.  For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black Scholes option pricing model.  Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates.  The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards; however, the awards are revalued at the end of each reporting period and the pro-rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued, both effective and not yet effective.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company has identified one revenue stream from its contracts with customers: product sales. The Company has elected the modified retrospective method and has adopted the new revenue standards on January 1, 2018 using the modified retrospective approach. Based on the Company’s analysis, the company did not identify a cumulative effect adjustment to the accumulated deficit balance at January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s management is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.” The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The amendments in this update may be applied retrospectively or prospectively and early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.” The update eliminates Step 2 from the goodwill impairment test. This ASU is effective for fiscal years beginning after

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

December 15, 2019. The amendments in this update should be applied on a prospective basis. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Note 3. Change in Control and CPM Acquisition

During 2016, the Company obtained three working capital loans in the aggregate amount of $150,000 in exchange for the Notes bearing 10% interest per annum, with principal due and payable, upon demand of the payee. The Notes were issued as follows: $100,000 to NC 143, and $50,000 to RMI. The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of the Company’s common stock at a conversion price of $0.08 per share. See Notes 1, 6, and 11.

On the Change-in-Control Date, the Company entered into a Stock Purchase Agreement by and between the Investors and the Company, pursuant to which NC 143 acquired 5 million shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4 million shares of the Company’s common stock for a purchase price of $320,000 effective as of the Change-in-Control Date. Direct offering costs of the Company were $64,609 relating to the offer and sale of the Investor Shares, and, net proceeds from the offer and sale of the Investor Shares were $655,391.  See Notes 1 and 11.

The closing of the Stock Purchase Agreement resulted in a change-in-control of the Company whereby the Investors beneficially acquired approximately 61.4% of the Company’s common stock issued and outstanding immediately after the Change-in-Control Date. Mark W. Brooks became the Company’s Chairman of the Board and Christopher C. Reeg became the Company’s Chief Executive Officer. See Notes 1 and 11.

On the Change-in-Control Date, the Company recorded a goodwill asset of approximately $820,000 to reflect the excess of the fair value as implied by the purchase price paid by the Investors over the carrying value of the Company’s net assets.

On December 29, 2017, the Company completed the previously-announced CPM Acquisition, pursuant to the CPM Acquisition Agreement by the Company and NC 143, dated December 15, 2017, whereby the Company would purchase all of the outstanding membership interests of CPM for an approximate aggregate purchase price of $36,000,000. The Company issued 50 million authorized and un-issued shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of common stock, a value of $10,000,000. The remaining $26,000,000 of the purchase price will be paid by the Company to NC 143 in the form of earn-out payments based on the Company achieving certain future sales and profitability targets for years after 2017. The effective date of the CPM Acquisition was December 31, 2017 (the “Effective Date”). See Note 8.

The Company engaged an independent third-party valuation specialist to calculate the fair value of the contingent earn-Out liability. The Company recorded a $19,244,543 as a contingent liability related to the fair value of the $26,000,000 contingent earn-Out portion of the purchase consideration.  The Company recorded the earn-out at its fair value of the Effective Date. The Company will evaluate the estimated the fair value of the earn-out liability each reporting period.  See Note 3.

Additional one-time costs incurred with the CPM Acquisition totaled approximately $200,000 and are reflected in the selling, general, administrative and other expenses on the condensed consolidated statements of operations for the year-ended December 31, 2017, as more fully described in the Company’s 2017 Annual Report.

The CPM Acquisition agreement provides for a working capital post-closing adjustment (“Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Acquisition Agreement. The Post-Closing Adjustment is approximately $397,463 and will be paid in shares of the Company’s common stock within 120 days of the Effective Date.

On the Effective Date of the closing of the CPM acquisition, NC 143 and RMI beneficially acquired approximately 90.4% of the Company’s common stock outstanding.

Fuse is the legal acquirer and, for accounting purposes, CPM was deemed to have acquired the Company in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines Fuse at the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. See Note 1.

Note 4. Property and Equipment

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Computer equipment	$-	$-
Furniture and fixtures	5,047	5,047
Leasehold improvements	-	-
Office equipment	21,913	21,913
	26,960	26,960
Less: accumulated depreciation	(12,143)	(10,065)
Property and equipment, net	$14,817	$16,895

Depreciation expense for the three-months ended March 31, 2018 and 2017 was $2,079 and $5,347, respectively.

Note 5. Senior Secured Revolving Credit Facility

On December 27, 2017, the Company became party to a Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A. (d/b/a Amegy Bank), to facilitate the December 31, 2017 CPM Acquisition. The RLOC establishes an asset-based senior secured revolving credit facility in the amount of $5,000,000. The RLOC bears interest at a variable rate based on the one-month LIBOR rate plus 3.00% (effective rate of 4.69% at March 31, 2018). The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. Among other covenants, the Company must not have two consecutive quarters of net losses, maintain a maximum senior debt to earnings before interest taxes, depreciation and amortization of less than 3.75x and maintain a minimum fixed charge coverage ratio above 1.25x. The Company’s Chairman of the Board and President personally guarantees fifty percent (50%) of the outstanding loan amount.

The outstanding balance of the RLOC was $2,673,783 and $3,415,351 at March 31, 2018 and December 31, 2017, respectively. Interest expense incurred on the RLOC was $29,247 and $25,289 for the three-months ended March 31, 2018 and 2017, respectively and is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. Accrued interest in the RLOC at March 31, 2018 and December 31, 2017 was $4,477 and $4,927, respectively and is reflected in accrued expenses on the Company’s accompanying condensed consolidated balance sheets.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained working capital funding in the form of Notes in the aggregate amount of $150,000 bearing 10% interest per annum, which principal and interest shall be due and payable, upon demand of the payee and at the holder’s sole discretion, the holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s common stock at a conversion price of $0.08 per share. Pursuant to the terms and conditions of the Notes, after the maturity date of December 31, 2017, the Notes bear 18% interest per annum.

During the three-months ended March 31, 2018 and 2017, interest expense of $6,658 and $6,657 and is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. As of March 31, 2018, and December 31, 2017, accrued interest was $38,753 and $32,096, respectively, which is reflected in accrued expenses on the Company’s accompanying condensed consolidated balance sheets. See Notes 1 and 11.

Note 7. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and GolfRounds.com, Inc. (the “Defendants”). On April 21, 2014, the complaint was dismissed for “want of prosecution.” On September 18, 2015, Plaintiffs

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” included in Note 6 in the Company’s 2017 Annual Report, which is herein incorporated by reference. During April 2017, one of the named individuals in the complaint filed for bankruptcy protection. There is currently no trial date set.

The Company’s management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect the interests of the Company.

Note 8. Stockholders' Equity

Common Stock

On December 29, 2017, the Company completed the previously-announced acquisition of CPM, pursuant to the CPM Acquisition Agreement by the Company and NC 143, dated December 15, 2017, whereby the Company would purchase all the outstanding membership interests of CPM for an approximate aggregate purchase price of $36,000,000. The Company issued 50 million authorized and un-issued shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of common stock based on an independent valuation specialist, a consideration value of $10,000,000.

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

On October 11, 2017, the Company filed a Form S-8 Registration Statement with the SEC to register the 4,500,000 shares of common stock authorized by the Board for issuance pursuant to the 2017 Plan.

On February 15, 2018, the Board approved an amendment to the 2017 Plan to increase the number of shares of common stock authorized for issuance under the 2017 Plan from 4,500,000 shares of common stock to 6,000,000 shares of common stock.

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

The Company’s management utilizes the simplified method to estimate the expected life for stock options granted to employees, as the Company does not have sufficient historical data regarding stock option exercises. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company’s management believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

For the three-months ended March 31, 2018, the Board of Directors granted 1,210,000 Non-qualified Stock Options (“NQSO”) to advisory board members. For the three-months ended March 31, 2018, the Company had amortized $59,003 relating to the vesting of these shares which is included in selling, general, administrative, and other expenses on the Company’s accompanying condensed consolidated statement of operations. The Company will recognize $1,284,097 as an expense in future periods as the shares vest. The Company did not have stock options to amortize for the three-months ended March 31, 2017. The Company recognizes compensation on a straight-line basis over the requisite service period for each award which are subject to a vesting schedule as set forth in individual agreements. Typically vesting occurs on a straight-line basis over three years as defined in individual agreements as the requisite service period. The Company did not grant stock options in 2017.

A summary of the Company’s stock option activity for the three-months ended March 31, 2018 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2017	1,302,052	$0.20	3.3	$1,717,000
Granted	1,210,000	1.21	9.9	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at March 31, 2018	2,512,052	$0.86	7.5	$1,067,000
Exercisable at March 31, 2018	1,312,052	$0.20	3.1	$1,067,000

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2018 was $1.11.

Restricted Common Stock

On September 21, 2017, the Company’s Board granted an aggregate of 325,000 Restricted Stock Awards (“RSAs”) pursuant to the Company’s 2017 Plan, to the Board as annual compensation.  The RSAs have a fair market value of $0.78 on the date of grant and fully vest upon the one-year anniversary of the date of grant or September 21, 2018. For the three-months ended March 31, 2018, the Company amortized $16,250 relating to the vesting of these shares which is included in selling, general, administrative, and other expenses, on the accompanying condensed consolidated statement of operations. The Company will recognize $27,083 an expense in future periods as the shares vest. The Company did not have RSAs to amortize for the three-months ended March 31, 2017.

On September 21, 2017, the Company’s Board granted an aggregate of 2,000,000 RSAs pursuant to the 2017 Plan, to the Company’s independent directors as compensation. The RSAs have a fair market value of $0.78 on the date of grant and vest fully upon the earlier of a change in control of the Company or the Company’s listing on a national securities exchange. As of March 31, 2018, the Company had not amortized any amounts relating to the vesting of these shares due to the uncertainty of meeting these vesting milestones.

On December 14, 2017, the Board awarded a total of 942,500 shares of common stock of the Company, in the form of RSAs issued in accordance with the 2017 Plan of the Company, to the members of the Board of the Company as annual compensation for services rendered to the Company as Board members. Each member of the Board was granted an RSA constituting 188,500 shares of the Company’s common stock. Based in part on the analysis of the fairness opinion provided by a third-party valuation specialist, the Board determined that the common stock within each RSA had a fair market value of $0.20 on the date of grant. For the three-months ended March 31, 2018, the Company had amortized $62,833 relating to the vesting of these shares which is included in selling, general, administrative, and other expenses on the Company’s condensed consolidated statement of operations. The Company will recognize $104,722 as an expense in future periods as the shares vest. The Company did not have RSAs to amortize for the three-months ended March 31, 2017.

The Board voted to revise the $0.78 fair market value for each share issued pursuant to each RSA granted on September 21, 2017 for annual board compensation, to $0.20. The Board voted to amend the indicated fair market value in the September grants to $0.20 based in part on the analysis within the fairness opinion provided by the third-party valuation specialist.

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	3,267,500	$1,813,500	$0.56
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2018	3,267,500	$1,813,500	$0.56

Note 9. Income Taxes

The Company is the sole managing member of CPM and as a result, began consolidating the financial results of CPM during 2016 for accounting purposes. CPM is treated as a partnership for U.S. federal and most applicable state and local income taxes. As a partnership, CPM is not subject to U.S. federal and certain state and local income taxes. Effective January 1, 2018, the Company became the sole owner of CPM for income tax purposes. Subsequently, CPM’s activity is consolidated into the activity of the Company for U.S. federal and certain state and local income taxes.

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Period Ended March 31, 2018	For the Period Ended December 31, 2017
Current:
Federal	$-	$-
State	10,802	40,818
	10,802	40,818
Deferred:
Federal	(208,392)	-
State	-	-
	(208,392)	-
Total income tax expense (benefit)	$(197,590)	$40,818

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	March 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryover	$268,838	$172,704
Intangibles	40,342	40,342
Accounts receivable	107,524	81,927
Compensation	93,002	57,458
Inventory	76,677	25,792
Total deferred tax assets	586,383	378,223

Deferred tax liabilities:
Prepaid expenses	-	-
Property and equipment	(2,713)	(2,945)
Total deferred tax liabilities	(2,713)	(2,945)

Deferred tax assets, net	583,670	375,278

Valuation allowance:
Beginning of year	-	(308,026)
(Increase) decrease during year	-	308,026
Ending balance	-	-

Net deferred tax asset	$583,670	$375,278

As of March 31, 2018, the Company recognized a deferred tax asset of $583,670, or an increase of $208,392 recognized at December 31, 2017. Consistent with the one year ago period and the current business trends and expectations, the Company’s management does not deem a valuation allowance to be appropriate as of March 31, 2018.

At March 31, 2018, the Company estimates it has approximately $1,280,179 of net operating loss carryforwards which will expire during 2019 through 2038. The Company’s management believe its tax positions are highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2018, the Company’s tax years 2015 through 2017 remain open for IRS audit. The Company has not received a notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Thirteen weeks Ended
	March 31, 2018	March 31, 2017
Expected U.S federal incomes as statutory rate	21.0%	35.0%
State and local income taxes, net of federal benefit	-1.1%	5.8%
Permanent differences	-0.6%	-55.5%
Other	0.0%	20.5%
	19.3%	5.8%

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three-months ended March 31, 2018 and 2017, the following significant customers had an individual percentage of total revenues equaling 10% or greater:

	For the Three-months Ended March 31, 2018	For the Three-months Ended March 31, 2017
Customer 1	15.8%	20.9%
Customer 2 - related party	13.5%	19.2%
Totals	29.3%	40.1%

At March 31, 2018 and December 31, 2017, the following significant customers had a concentration of accounts receivable representing 10% or greater of accounts receivable:

	March 31, 2018	December 31, 2017
Customer 1 - related party	19.1%	24.8%
Customer 2	13.4%	15.3%
Totals	32.5%	40.1%

For the three-months ended March 31, 2018 and 2017, the following significant suppliers represented 10% or greater of goods purchased:

	For the Three-months Ended March 31, 2018	For the Three-months Ended March 31, 2017
Supplier 1 - related party	17.9%	0.0%
Supplier 2	6.7%	23.0%
Supplier 3	1.5%	11.3%
Totals	26.1%	34.3%

Note 11. Related Party Transactions

Change in Control and CPM Acquisition

During 2016, the Company obtained three working capital loans in the aggregate amount of $150,000 in exchange for the Notes bearing 10% interest per annum, with principal due and payable, upon demand of the payee. The Notes were issued as follows: $100,000 to NC 143, and $50,000 to RMI. The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of the Company’s common stock at a conversion price of $0.08 per share. See Notes 1, 3, and 6.

On December 19, 2016, the Company entered into a Stock Purchase Agreement by and between the Investors and the Company, pursuant to which NC 143 acquired 5 million shares of the Company’s common stock for a purchase price of $400,000 and RMI acquired 4 million shares of the Company’s common stock for a purchase price of $320,000 effective as of the Change-in-Control Date. Direct offering costs of the Company were $64,609 relating to the offer and sale of the Investor Shares, and, net proceeds from the offer and sale of the Investor Shares were $655,391.  See Notes 1 and 3.

The closing of the Stock Purchase Agreement resulted in a change-in-control of the Company whereby the Investors beneficially acquired approximately 61.4% of the Company’s common stock issued and outstanding immediately after the Change-in-Control

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

Date. Messrs. Brooks and Reeg became the Company’s Chairman of the Board and the Company’s Chief Executive Officer respectively. See Notes 1 and 3.

On the Change-in-Control Date, the Company recorded a goodwill asset of $820,000 to reflect the excess of the fair value as implied by the purchase price paid by the Investors over the carrying value of the Company’s net assets. See Note 3.

On December 29, 2017, the Company completed the previously-announced CPM Acquisition, pursuant to the CPM Acquisition Agreement by the Company and NC 143, dated December 15, 2017, whereby the Company would purchase all the outstanding membership interests of CPM for an approximate aggregate purchase price of $36,000,000. The Company issued 50 million authorized and un-issued shares of its common stock, par value $0.01 per share in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of common stock, a value of $10,000,000. The remaining $26,000,000 of the purchase price will be paid by the Company to NC 143 in the form of earn-out payments based on the Company achieving certain future sales and profitability targets for years after 2017. See Notes 3 and 8.

The Company engaged an independent third-party valuation firm to calculate the fair value of the contingent earn-out liability. The Company recorded a $19,244,543 as a contingent liability related to the fair value of the $26,000,000 contingent earn-out portion of the purchase consideration and is reflected on the Company’s accompanying condensed consolidated balance sheets. The Company recorded the earn-out at its fair value of the Effective Date. The Company will evaluate the estimated the fair value of the earn-out liability each reporting period.  See Note 3.

The CPM Acquisition Agreement provides for a Post-Closing Adjustment for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Acquisition Agreement. The Post-Closing Adjustment is approximately $397,463 and will be paid in shares of the Company’s common stock within 120 days of the Effective Date.

On the Effective Date of the closing of the CPM acquisition, NC 143 and RMI beneficially acquired approximately 90.4% of the Company’s common stock outstanding.

The Company is the legal acquirer and, for accounting purposes, CPM was deemed to have acquired the Company in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines Fuse at the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. See Notes 1, 3 and 8.

Lease with 1565 North Central Expressway, LP

The Company leases an approximately 11,500 square-foot space as its principal executive office, located at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The CPM lease was effective January 1, 2013 and the Company’s lease was effective July 14, 2017. Both of these leases terminated December 31, 2017 with month-to-month renewals. The leased property does not have material costs of complying with environmental laws. The Company believes its present business property is adequate and suitable to support its mid-term strategies and initiatives for growth. They are in the process of renegotiating a lease renewal, but there is a large supply of comparable commercial property available in the general area that we would be able to lease at comparable lease rates. For the three-months ended March 31, 2018 and March 31, 2017, the Company paid approximately $42,000 and $30,000 in rent expense and is reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.  The Company had no rent expense amounts due and unpaid at March 31, 2018 and December 31, 2017.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”) a Texas licensed Professional Employment Organization, (“PEO”) to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks, owns and controls AmBio. As of March 31, 2018, AmBio operations supports approximately 79 full time equivalents (“FTE”). Of those 79 FTEs, 53 FTEs directly support the Company, 15 FTEs support the operations of other companies and the Company shares 11 FTEs with other companies.

Operations

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

For the three-months ended March 31, 2018 and March 31, 2017, the Company participated in various related-party transactions with entities that are owned by or affiliated with Mark W. Brooks and Christopher C. Reeg. These transactions include Company sales of product, product purchases, commissions earned, and service fees.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Messrs. Brooks and Reeg.

During the three-months ended March 31, 2018 and March 31, 2017, the Company generated approximately $828,000 and $1,095,000 in net revenues, respectively, and $605,000 and $791,000, respectively, with MedUSA for wholesale product purchases and are reflected in net revenues and cost of revenues in the Company’s accompanying statement of operations.

During the three-months ended March 31, 2018 and March 31, 2017, the Company incurred commission expenses of approximately $317,000 and $217,000, respectively, to MedUSA and are reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations.

As of March 31, 2018, and December 31, 2017, the Company has outstanding unpaid balances due from MedUSA of approximately $909,000 and $1,684,000, respectively, and they are reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the three-months ended March31, 2018, the Company purchased approximately $439,000 in Orthopedic Implants and instruments from Overlord and are reflected in the Company’s accompanying condensed consolidating financial statements. The Company had no such purchases for the three-months ended March 31, 2017.

During the three-months ended March 31, 2018, the Company incurred commission expense of approximately $287,000 to Overlord and they are reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission transactions for the three-months ended March 31, 2017.

As of March 31, 2018, and December 31, 2017, the Company had unpaid accounts receivable due from Overlord of approximately $143,000 and $444,000, respectively, and are included in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

NBMJ, Inc. d/b/a Incare Technology

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the three-months ended March 31, 2018, NBMJ purchased wholesale equipment and related supplies aggregating approximately $34,000, and $26,000, and are reflected in net revenues and cost of revenues in the Company’s accompanying condensed consolidated statements of operations, respectively. The Company had no such net revenue transactions for the three-months ended March 31, 2017.

As of March 31, 2018, the Company had unpaid accounts receivable due from NBMJ or approximately $38,000 and are reflected in accounts receivable on the Company’s accompanying condensed consolidated balance sheets. The Company did not have unpaid accounts receivable balances due from NBMJ at December 31, 2017.

Palm Springs Partners d/b/a Maxim Surgical, LLC

Palm Springs Partners d/b/a Maxim Surgical, LLC (“Maxim”) is a manufacturer of record and distributor of spinal, Orthopedic Implants and related instrumentation.  Maxim is owned and controlled by Messrs. Reeg and Brooks.  Mr. Reeg serves as Maxim’s President.

During the three-months ended March 31, 2018 and March 31, 2017, the Company sold approximately $72,000 and $32,000, respectively, and $63,000 and $28,000, respectively, of the Company’s products to Maxim, pursuant to the CPM and Maxim

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

distribution agreement. These net revenues and cost of revenues are reflected on the Company’s accompanying condensed consolidated statements of operations.

During the three-months ended March 31, 2018 and 2017, the Company purchased approximately $99,000 and $118,000 in surgical spinal implants and instruments from Maxim and are reflected in the Company’s accompanying condensed consolidating financial statements.

During the three-months ended March 31, 2018, the Company incurred commission expense of approximately $21,000 to Maxim and they are reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission transactions for the three-months ended March 31, 2017.

During the three-months ended March 31, 2018 and March 31, 2017, the Company generated other income of approximately $5,000 and $4,000, respectively, with Maxim for shared services and rent and are reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

As of March 31, 2018, and December 31,2017, the Company had unpaid accounts receivable balances due from Maxim of approximately $127,000 and $50,000, respectively, and are reflected in accounts receivable on the Company’s accompanying condensed consolidated balance sheets.

As of March 31, 2018, and 2017, the Company had outstanding unpaid accounts payable balances due to Maxim of approximately $193,000 and $93,000, respectively and are reflected in accounts payable in the Company’s accompanying condensed consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three-months ended March 31, 2018 and 2017, the Company incurred commission expense of approximately $249,000 and $304,000 payable to Sintu for commissions and is reflected in commission expense on the Company’s accompanying condensed consolidated statement of operations.

Recon Orthopedics, LLC

Recon Orthopedics, LLC (“Recon”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three-months ended March 31, 2018, the Company incurred commission expense of approximately $201,000, payable to Recon for commissions and is reflected in commission expense on the Company’s accompanying condensed consolidated statement of operations. The Company had no such commission transactions for the three-months ended March 31, 2017.

During the three-months ended March 31, 2018 and March 31, 2017, the Company generated other income of approximately $4,000 and $4,000, respectively, with Recon for shared services and are reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

Other

During the three-months ended March 31, 2018 and March 31, 2017, the Company generated approximately $259,000 and $216,000 in revenues, respectively, with related parties for wholesale product purchases and are reflected in revenues and cost of revenues in the Company’s accompanying condensed consolidated statement of operations.

During the three-months ended March 31, 2018 and March 31, 2017, the Company incurred commission expense of approximately $58,000 and $113,000, respectively, to related parties and are reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations.

As of March 31, 2018, and December 31, 2017, the Company has outstanding unpaid balances due from related parties of approximately $241,000 and $608,000, respectively, and they are reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

The Company engages AmBio, a licensed PEO to provide payroll processing, employee benefit administration, and related human capital services. AmBio is controlled by Mr. Brooks. As of March 31, 2018, and December 31, 2017, the Company owed amounts to

FUSE MEDICAL, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018
(Unaudited)

AmBio of approximately $169,000 and $112,000, respectively, and are reflected in accounts payable on the Company’s condensed consolidated balance sheets. For the three-months ended March 31, 2018, and 2017, approximately $47,000 and $38,000 of administrative fees were paid to AmBio for such services, respectively, and are reflected with in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.

Note 9. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 15, 2018, the date the financial statements were available to be issued.

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc.

Overview

We are a national distributor of medical devices, and we provide a broad portfolio of orthopedic implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; and (iv) spinal implants for trauma, degenerative disc disease, and deformity indications (“Orthopedic Implants”). All our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

To support orthopedic surgeries, we offer biologics that include: (a) osteo biologics (cellular bone allografts and synthetics); (b) tendons and tissues (ligaments, tendons, and dermal graft); (c) regenerative tissues (amniotic membrane (dry), amniotic membrane (injectable), and amniotic fluids (frozen)); and (d) autologous products (platelet - rich plasma, and bone marrow aspirate concentration systems) (“Biologics”). All our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks (“AATB”).

Medical device distributorships such as ours typically experience greater revenue, and volume, between the last two calendar quarters compared to the first two calendar quarters of the year. We believe that this seasonality is partially due to the result of patient annual healthcare deductibles being met during the last two quarters of the calendar year compared to the first two quarters of the calendar year, which is driven, in part, by elective surgeries.

As hospital facilities and third-party payors develop lower cost models, our industry continues to experience pricing pressure due to continued consolidation among healthcare providers, a growing trend toward managed care, and increased shift toward government involvement in and influence upon healthcare costs, and enactment of or amendment to laws and regulations that relate to reimbursement and pricing. Pricing pressure, reduction in reimbursement levels or coverage, or other cost containment measures could unfavorably impact our business, future operating results and financial condition.

We believe 2017, was an extraordinary year of accomplishments and investment in the future. Highlights of 2017 include successfully executing the following milestones:

(a)	executed expanded product offerings to over 40 manufacturers;
(b)	acquired CPM Medical Consultants, LLC (“CPM”) during December 2017, reporting approximately $26 million in net revenue, a dramatic increase over our historical results;
(c)

integrated our operations with that of CPM; including supply-chain, finance, sales support, and other related functions.       Ultimately, providing an improved service platform that supports rapid growth and scalability, while strengthening our internal controls;

(d)	outsourced our payroll and human capital functions to Texas licensed professional employment organization, providing for scalability for growing and lower average costs;
(e)

replaced legacy sales management with established independent contractors who contribute existing books of business with strong revenue and in-depth industry experience to provide us with improved cost effectiveness;

(f)	terminated or renegotiated fixed costs contracts with third-party service providers; and
(g)	instituted formalized initiatives to identify strategic acquisition targets, vertical supply chain integration opportunities, and new, high-value vendor relationships.

We believe that our comprehensive selection of Orthopedic Implants and Biologics products will be vital to the growth of our business and strong profitability. We expect to offer compensation and other valuable long-term incentives, like equity awards and 401(K) Plans, to our executive leadership, employees and key distributors.

Our strategic objectives are to:

(i)	develop a scalable, cost-effective infrastructure;
(ii)	broaden and expand our product offerings;
(iii)	migrate sales model from a fixed-cost model to a variable cost model; and
(iv)	acquire strategic independent distributors and other key relationships.
(v)	evaluate opportunities to bring new products to market from our own internal development or by acquisition of existing technology.

To facilitate a scalable cost-effective infrastructure, we are instituting uniform processes, controls, and automation. To broaden and expand product offerings, we continuously review and expand our product-lines to ensure we offer the highest-quality and most cost effective comprehensive selection of Orthopedic Implants and Biologics.

Tax Cuts and Jobs Act

The recent U.S. Tax Reform lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.  Because of the enactment of U.S. tax reform, we continue to evaluate the U.S. Tax Reform impact to our financial condition and results of operations. We expect to realize the benefits of lower tax rates, allowing for increased investment in our growth strategies.

Inflation

The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our Financial Statements during the periods presented.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the U.S. (“GAAP”), requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our condensed consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements.

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our condensed consolidated notes to the financial statements beginning on page F-1 and found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 6, 2018 (“2017 Annual Report”). These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Recent Accounting Pronouncements” of our condensed consolidated notes to the financial statements beginning of page F-1.

Results of Operations

The following table sets forth certain financial information from our condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the condensed consolidated financial statements and related notes included in this report.

	For the Three-months Ended March 31, 2018	(%)	For the Three-months Ended March 31, 2017	(%)
Net revenues	$6,004,048	100%	$5,590,344	100%
Cost of revenues	3,123,502	52%	3,060,950	55%
Gross profit	2,880,546	48%	2,529,394	45%
Operating expenses:
Selling, general, administrative and other	2,206,735	37%	914,408	16%
Commissions	1,579,186	26%	2,145,656	38%
Loss on disposal of property and equipment	-	0%	307	0%
Depreciation	2,079	0%	5,347	0%
Total operating expenses	3,788,000	63%	3,065,718	55%
Operating loss	(907,454)	-15%	(536,324)	-10%
Other income (expense)
Interest expense	(35,905)	-1%	(31,946)	-1%
Extinguishment of debt	-	0%	43,308	1%
Total other income (expense)	(35,905)	-1%	11,362	0%
Operating loss before tax	(943,359)	-16%	(524,962)	-9%
Income tax expense (benefit)	(208,392)	-3%	-	0%
Net loss	$(734,967)	-12%	$(524,962)	-9%

Three-months Ended March 31, 2018 Compared to Three-months Ended March 31, 2017

Net Revenues

For the three-months ended March 31, 2018, net revenues were $6,004,048 compared to $5,590,344 for the three-months ended March 31, 2017, an increase of $413,704, or approximately 7%. The increase in revenues is primarily a result of an approximate 2% increase in the medical cases in which our products are used (“Cases,” and each a “Case”) and an approximate 6% increase in average price per Case. We gained thirty-nine new customers, offset, in part, by thirty-six customers becoming inactive.

Cost of Revenues

For the three-months ended March 31, 2018, our cost of revenues was $3,123,502, compared to $3,060,950 for the three-months ended March 31, 2017, representing an increase of $62,552, or approximately 2%. Cost of revenues as a percentage of net revenue was approximately 52% for the three-months ended March 31, 2018 compared to approximately 55% for the three-months ended March 31, 2017. The reduction was largely the result of a 3% reduction in cost for the purchase of medical instruments, and a 1% reduction in the reserve for inventory loss and obsolesce, offset, in part by a 1% increase in inventory shrinkage.

Gross Profit

For the three-months ended March 31, 2018, we generated a gross profit of $2,880,546, compared to $2,529,394 for the three-months ended March 31, 2017, an increase of $351,152, or approximately 14%. As a percentage of net revenue, gross profit was approximately 48% and 45% for the three-months ended March 31, 2018 and 2017, respectively or an increase of approximately 3%, which was the result of an increase in net revenues combined with a decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three-months ended March 31, 2018, selling, general, administrative, and other expenses increased to $2,206,735 from $914,408 for the three-months ended March 31, 2017, representing an increase of $1,292,327, or approximately 141%. As a percentage of net revenue, selling, general, administrative and other expenses were approximately 37% and 16% for the three-months ended March 31, 2018 and 2017, respectively. As a percentage of net revenue, the increase of approximately 21% and is primarily the result of an approximate 11% increase in bad debt expense, an approximate 4% increase in professional fees, an approximate 4%

increase in leased staffing costs for executive levels and new sales representatives, an approximate 2% increase in Stock-based compensation, and an approximate 1% in aggregate for increase related to travel and business development costs, information technology costs and office supplies, offset, in part, by a 1% in aggregate for bank fee reductions, reduced franchise taxes, lower rent costs, and lower regulatory filing costs. The increase in professional fees is primarily driven by approximately $212,272 non-recurring costs for legal, audit, and third-party valuation fees related to the CPM acquisition. Included in the professional fee increase is approximately $153,833 in consulting and newly created product advisory board fees.

Commission Expense

For the three-months ended March 31, 2018 and 2017, we paid commissions of $1,579,186 and $2,145,656, respectively. As a percentage of net revenue, commissions declined by approximately 12%. We believe the decline in commissions is primarily due to our restructuring initiatives to better align variable compensation to performance and profitability.

Depreciation Expense

For the three-months ended March 31, 2018, depreciation expense decreased to $2,079 from $5,347 for the three-months ended March 31, 2017, representing a decrease of $3,268 or approximately 61%. The decrease is primarily related to a reduction in fixed assets.

Interest Expense

For the three-months ended March 31, 2018, interest expense increased to $35,905 from $31,946 for the three-months ended March 31, 2017. The approximate $3,959 increase in interest expense is primarily driven by an approximate $5,535 interest rate increase from our Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A. (d/b/a Amegy Bank), offset by an approximate $1,577 reduced sweep-borrowings.  Interest expense on the convertible notes-related parties for the three-months ended March 31, 2018 and March 31, 2017 were approximately $6,658 and 6,657, respectively.

Extinguishment of Debt

For the three-months ended March 31, 2017 we recorded $43,308 on extinguishment of debt relating to settlement of outstanding accounts payable owed to a former legal counsel. For the three-months ended March 31, 2018, we did not record any amount with respect to the extinguishment of debt.

Income tax benefit

For the three-months ended March 31, 2018, we recorded an income tax benefit of approximately $208,392 or a 21% effective tax rate of the pre-tax loss.  For the three-months ended March 31, 2017, we did not record a tax benefit or expense as our net deferred tax asset was zero.

Net Loss

For the three-months ended March 31, 2018 and 2017, we had a net loss of $734,967 and $524,962, respectively, representing an increase in net loss of $210,005 or a decrease in profitability as a percentage of net revenues of approximately 3%. As a percentage of net revenues, the increase in net loss is primarily a result of (i) an approximate 3% increase in gross profit, (ii) an approximate 12% reduction in commissions, (iii) an approximate 3% increase in income tax benefit, offset, in part, by (iv) an approximate increase of 21% in selling, general, administrative, and other expenses.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$734,656	$736,428
Net cash used in investing activities	-	(20,033)
Net cash used in financing activities	(741,568)	(828,301)
Net decrease in cash and cash equivalents	$(6,912)	$(111,906)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three-months ended March 31, 2018 resulted primarily from a $2,108,429 reduction in account receivable, a $373,509 reduction in inventories, a $354,982 increase in accrued expenses, a $138,086 increase in share-based compensation, $2,079 in depreciation expense, $1,709 reduction in prepaid expenses and other receivables, offset, in part, by a $1,053,654 decrease in accounts payable, a $734,967 net loss, a $247,125 reduction in provision for bad debts, and a $208,392 increase in income tax benefit.

Net cash provided by operating activities during the three-months ended March 31, 2017 resulted primarily from a $1,393,823 reduction in account receivable, a $449,707 provision for bad debts,  $276,565 reduction in inventories, $5,347 in depreciation expense, $307 loss on disposal of fixed assets, offset, in part, by $524,962 net loss, $478,794 reduction in accounts payable, $285,087 reduction in accrued expenses, a $57,170 increase in prepaid expenses and other receivables, and $43,308 debt extinguishment.

Net Cash Used in Investing Activities

We did not have net cash used in investing activities for the three-months ended March 31, 2018.

Net cash used in investing activities for the three-months ended March 31, 2017 was primarily the result of a $20,333 purchase of property and equipment, offset, in part, by $300 in proceeds received from the disposal of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three-months ended March 31, 2018 was primarily driven by the $741,568 in net payments on our RLOC.

Net cash used in financing activities for the three-months ended March 31, 2017 was primarily driven by the $655,170 in net payments on our RLOC and $173,131 in member distributions.

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

At March 31, 2018, our current assets exceeded our current liabilities by $9,247,016 (our “Working Capital”), which included $797,803 in cash and cash equivalents. As of May 7, 2018, we had approximately $1,017,000 in available cash. We maintain our cash with large financial institutions. We believe our operations as well as our working capital and RLOC will enable us to support our mid-term growth strategies.

Capital Expenditures

For the three-months ended March 31, 2018, we had no material capital expenditures. We have no material commitments for capital expenditures as of March 31, 2018.

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

The results anticipated by any of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the condition of the capital markets, particularly for smaller companies, willingness of doctors and facilities to purchase the products that we sell and regulatory issues adversely affecting our margins, insurance companies denying reimbursement to facilities who use the products that we sell and/or our ability to sell products. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer, with the participation of our Board of Directors, believe, based on changes we have been making, since our year ended December 31, 2017 that our disclosure controls and procedures, as of March 31, 2018, are significantly improved since December 31, 2017. However, because we have not completed our analysis of our internal controls over financial reporting on the basis of the Committee of Sponsoring Organizations of the Treadway Commission on internal Control – Integrated Framework (the “COSO Framework”), which is a subset of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer cannot conclude that our disclosure controls and procedures are effective. As a result of the inability to state that our disclosure controls and procedures are effective, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective.

With the new executive leadership team in place at the end of 2016, including the Chief Executive Officer and the Chief Financial Officer, and the significant restructuring and rebranding efforts deemed necessary by our Board of Directors, our management was unable to complete their full assessment regarding the establishment and maintenance of adequate internal controls over our financial reporting using the criteria set forth by the COSO Framework.  Due to the inability to properly complete this process, we are unable to conclude that internal controls over financial reporting were effective as of that date, and, as a result, we must conclude that our internal controls over financial reporting were not effective as of that date. Our Board of Directors, Chief Executive Officer, and Chief Financial Officer have engaged an independent third-party to assist in establishing a sustainable framework and processes to ensure adequate internal controls over financial reporting. We anticipate that our initial testing under the COSO Framework will be completed by June 1, 2018 and that all rounds of testing will be complete by July 31, 2018.

Changes in Internal Controls Over Financial Reporting

Other than the efforts discussed immediately above in Evaluation of Disclosure Controls and Procedures, there was no change in our internal control over financial reporting that occurred during the three-months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” as more fully described in note 5 to our unaudited condensed consolidated financial statements on page F-14, found elsewhere in this in this quarterly report, which is herein incorporated by reference.  We anticipate incurring approximately $50,000 of additional legal fees regarding this matter.  The trial date for the above matter was scheduled for May 1, 2017, but it was moved to July 24, 2017, to allow for additional discovery.

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

FUSE MEDICAL, INC.

Date: May 15, 2018	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)