Form 10-Q
period 2018-06-30
Fuse Medical, Inc.
filed 2018-08-20
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 9, 2018, 70,201,977 shares of the registrant’s Common Stock were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$690,018	$804,715
Accounts receivable, net of allowance of $943,711 and $499,099, respectively	3,555,884	6,570,382
Inventories, net of allowance of $1,518,084 and $1,110,742, respectively	11,225,037	10,626,769
Prepaid expenses and other current assets	36,350	32,466
Total current assets	15,507,289	18,034,332
Property and equipment, net	35,313	16,895
Deferred tax asset	990,112	375,278
Goodwill	820,650	820,650
Total assets	$17,353,364	$19,247,155
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,639,572	$2,588,091
Accrued expenses	2,091,484	1,830,679
Note payable - related parties	150,000	150,000
Senior secured revolving credit facility	2,024,712	3,415,351
Total current liabilities	6,905,768	7,984,121
Earn-out liability	19,244,543	19,244,543
Total liabilities	26,150,311	27,228,664
Commitments and contingencies	-	-
Stockholders' deficit:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 69,158,308 and 65,890,808 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	671,583	671,583
Additional paid-in capital	(7,118,266)	(8,653,092)
Accumulated deficit	(2,350,264)	-
Total stockholders' deficit	(8,796,947)	(7,981,509)
Total liabilities and stockholders' deficit	$17,353,364	$19,247,155

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net revenues	$5,718,458	$7,301,011	$11,722,506	$12,891,355
Cost of revenues	3,770,396	4,529,590	6,893,898	7,590,540
Gross profit	1,948,062	2,771,421	4,828,608	5,300,815
Operating expenses:
Selling, general, administrative and other	2,293,072	773,204	4,499,807	1,687,612
Commissions	1,614,870	1,349,072	3,194,056	3,494,728
Loss on disposal of property and equipment	-	(8,732)	-	(8,425)
Depreciation	3,742	5,019	5,821	10,366
Total operating expenses	3,911,684	2,118,563	7,699,684	5,184,281
Operating income (loss)	(1,963,622)	652,858	(2,871,076)	116,534
Other income (expense):
Interest expense	(40,010)	(40,756)	(75,915)	(72,702)
Extinguishment of debt	-	-	-	43,308
Total other income (expense)	(40,010)	(40,756)	(75,915)	(29,394)
Operating income (loss) before tax	(2,003,632)	612,102	(2,946,991)	87,140
Income tax expense (benefit)	(388,335)	-	(596,727)	-
Net income (loss)	$(1,615,297)	$612,102	$(2,350,264)	$87,140
Net income (loss) per common share - basic	$(0.04)	$0.05	$(0.06)	$0.01
Net income (loss) per common share - diluted	$(0.04)	$0.04	$(0.05)	$0.01
Weighted average number of common shares outstanding - basic	40,822,315	11,636,710	40,822,315	11,636,710
Weighted average number of common shares outstanding - diluted	43,831,722	14,099,259	43,831,722	14,099,259

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(2,350,264)	$87,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,821	10,366
Share-based compensation	384,482	-
Provision for bad debts and discounts	466,440	(950,627)
Benefit for deferred taxes	(614,834)	-
Loss on disposal of property and equipment	-	(8,125)
Gain on settlement of accounts payable	-	(43,308)
Increase (decrease) in cash, net of effects of reverse acquisition, resulting from changes in:
Accounts receivable	2,032,123	825,102
Inventories, net slow-moving and obsolescence reserves	1,465,474	1,594,489
Prepaid expenses and other current assets	(3,884)	(15,333)
Accounts payable	51,481	251,095
Accrued expenses	260,805	(456,009)
Net cash provided by operating activities	1,697,644	1,294,790
Cash flows from investing activities
Purchase of property and equipment	(24,239)	(20,333)
Insurance settlement proceeds	-	8,732
Net cash used in investing activities	(24,239)	(11,601)
Cash flows from financing activities
Payments on senior secured revolving credit facility, net	(1,390,639)	(212,757)
Purchase price adjustment - CPM acquisition	(397,463)	-
Member distributions (successor)	-	(1,135,922)
Net cash used in financing activities	(1,788,102)	(1,348,679)
Net decrease in cash and cash equivalents	(114,697)	(65,490)
Cash and cash equivalents - beginning of period	804,715	778,447
Cash and cash equivalents - end of period	$690,018	$712,957
Supplemental disclosure of cash flow information:
Interest Paid	$64,194	$59,719
Non-cash investing and financing activities
Common control contribution of inventory	$2,063,742	$-
Member contribution of inventory (successor)	$-	$1,738,620
Member distribution of inventory (successor)	$-	$98,142

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc. (the “Company”) was initially incorporated in 1968 as GolfRounds, Inc., a Florida corporation.  During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. (“Fuse”) and merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse. The transaction was accounted for as a reverse merger. Fuse was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer (“Reverse Merger”). During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

Effective December 29, 2017, the Company purchased all the outstanding membership interests of CPM Medical Consultants, LLC (“CPM”) pursuant to that certain purchase agreement dated December 15, 2017 (“CPM Purchase Agreement”), by and between the Company and NC 143 Family Holdings, LP, a family limited partnership (“NC 143”) controlled by Mark W. Brooks (“Mr. Brooks”), our chairman of the board of directors (“Board”, and such position “Chairman of the Board”), whereby the Company purchased all of the outstanding membership interests of CPM for an approximate aggregate purchase price of $36,000,000 (such transaction, the “CPM Acquisition”).

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The condensed consolidated balance sheet information as of December 31, 2017, was derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 6, 2018 (“2017 Annual Report”). These condensed   consolidated financial statements should be read in conjunction with the 2017 Annual Report.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Note 2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and CPM, its wholly-owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the condensed consolidated financial statements.  Actual results could differ from those estimates. Significant estimates on the accompanying condensed consolidated financial statements include the allowances for doubtful accounts and contractual pricing, valuation of inventories, accrued commissions, and the fair value calculations of stock-based compensation and contingent liabilities.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

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

In connection with the CPM Acquisition, the Company recorded a $19,244,543 liability which represented the fair value of the earn-out portion of the purchase consideration. The earn-out payments are based on the financial performance of the Company between the period from January 1, 2018 and December 31, 2034. The base amount of the earn-out is $16,000,000, with an additional bonus payment of $10,000,000. The payments of the base and bonus earn-out amounts are subject to the Company meeting certain earning thresholds as detailed on the CPM Purchase Agreement. The earn-out payments during the earn-out period specified above ranges from $0 to $26,000,000.

The fair value of the earn-out liability was calculated using a Monte Carlo simulation, with applied estimated earn-out payments using a discount rate of 4%. To determine the fair value of the earn-out liability, the Company’s management evaluates assumptions that require significant judgement. Significant assumptions used for estimating the earn-out liability included gross profit margins of approximately 48%, net income margins averaging 9% per year, revenue growth of approximately 5% over a forecast horizon period of 11 years. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved, at which time the changes in fair value will be recognized in the statement of operations as this arrangement is not subject to a hedging instrument.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.  The recorded value of notes payable approximates their fair value based upon their effective interest rates.

Reclassification

Certain amounts in the accompanying condensed consolidated statements of operations have been reclassified to conform to the current presentation. State income tax expense has been reclassified from selling, general, administrative and other expenses to income tax expense (benefit).

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at June 30, 2018 and December 31, 2017.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from inception through June 30, 2018.  As of June 30, 2018, and December 31, 2017, there were deposits of $310,793 and $537,388, respectively, greater than federally insured limits.

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

The Company performs regular on-going credit evaluations of its customers as deemed relevant.  As events, trends, and circumstance, warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible; reflecting these amounts in the allowance for doubtful accounts along with an offset to bad debt expense is reflected within selling, general, administrative and other expenses on the Company’s accompanying condensed consolidated statements of operations.

When accounts are deemed uncollectible, they are often referred to the Company’s outside legal firm for litigation.  Accounts deemed uncollectible are written-off in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts. Accounts deemed uncollectible are removed from the Company’s accounts receivable portfolio, with a corresponding offset to the allowance for doubtful accounts receivable. The Company may record additional allowances for doubtful accounts based on known trends and expectations to ensure the Company’s accounts receivable portfolio is recorded at net realizable value. Specific allowances are re-evaluated and adjusted as additional facts and information become available. Previously written-off accounts receivable subsequently collected are recognized as a reduction of bad debt expense when funds are received.

The Company’s management estimates its allowance for contractual discount pricing, by evaluating specific accounts where information indicates the customer is offered contractual pricing and discount allowances. In these arrangements, the Company’s management uses assumptions and judgement, based on the best available facts and circumstances to record a specific allowance for the amounts due from those customers.  The allowance is offset by a corresponding reduction to revenue. These specific allowances are re-evaluated, analyzed, and adjusted as additional information becomes available to determine the total amount of the allowance. The Company may record additional allowances based on trends and expectations to ensure the Company’s accounts receivable portfolio is recorded at net realizable value.

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out). Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-biologics and regenerative tissue which include human allografts, substitute  bone materials and tendons, as well as regenerative tissues and fluids (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit.  In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Useful Life
Computer equipment and software	3 years
Furniture and fixtures	3 years
Office equipment	3 years

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation is removed. A gain is recorded when consideration received is more than the disposed asset’s cost, net of depreciation, and a loss is recorded when consideration received is less than the disposed asset’s cost, net of depreciation.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods.

The Company has contractual agreements with its customers that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration.

Revenues are generated from the sales of Orthopedic Implants and Biologics to support orthopedic surgeries. For customers that purchase products as needed, the Company invoices the customers on the date the product is utilized. For customers that have consigned product, the Company invoices the customers as each unit of the product is utilized.  Payment terms are due upon receipt of invoice or contractual terms.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. The Company’s management reduce net revenues to account for estimates of the Company’s sales returns, discounts and other incentives.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”s) issued, both effective and not yet effective.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s management is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.” The update eliminates Step 2 from the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in this update should be applied on a prospective basis. The Company’s management is currently assessing the impact that the adoption of ASU 2017-04 will have on its consolidated financial statements.

In March 2018, the FASB issued ASU No.2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This new standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. ASU 2018-05 is effective upon

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

inclusion in the FASB codification. The Company’s management is currently evaluating the impact that the adoption of ASU 2018-05 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by the Company’s management to have a material impact on the Company's present or future consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Note 3. CPM Acquisition

On December 29, 2017, the Company completed the previously-announced CPM Acquisition, pursuant to the CPM Purchase Agreement. The Company issued 50 million authorized and un-issued shares of its common stock, par value $0.01 per share (“Common Stock”), in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, a value of $10,000,000. The remaining $26,000,000 of the purchase consideration will be paid by the Company to NC 143 in the form of contingent earn-out payments based on the Company achieving certain future profitability targets for years after 2017. The effective date of the CPM Acquisition was December 31, 2017 (the “Effective Date”).

The Company’s management engaged an independent third-party valuation specialist to calculate the fair value of the contingent earn-out liability. The Company recorded $19,244,543 as a contingent liability related to the fair value of the $26,000,000 contingent earn-out portion of the purchase consideration at its fair value as of the Effective Date with a corresponding offset to additional paid-in capital on the Company’s accompanying condensed consolidated balance sheets. The Company’s management will evaluate the estimated the fair value of the earn-out liability each reporting period.  See Note 2 “Fair Value Measurements.”

The CPM Purchase Agreement provides for a working capital post-closing adjustment (“Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Purchase Agreement. The Post-Closing Adjustment was calculated to be $397,463 and was paid in cash on June 27, 2018 to NC 143, with a corresponding offset to additional paid-in capital on the Company’s accompanying condensed consolidated balance sheets.

Note 4. Property and Equipment

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Computer equipment and software	$24,239	$-
Furniture and fixtures	5,047	5,047
Office equipment	21,913	21,913
	51,199	26,960
Less: accumulated depreciation	(15,886)	(10,065)
Property and equipment, net	$35,313	$16,895

Depreciation expense for the three months ended June 30, 2018 and 2017 was $3,742 and $5,019, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $5,821 and $10,366, respectively.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Note 5. Senior Secured Revolving Credit Facility

On December 27, 2017, the Company became party to a Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a (“Amegy Bank”). The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000. The RLOC bears interest at a variable rate based on the one-month LIBOR rate plus 3.00% (effective rate of 4.78% at June 30, 2018). The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. Among other covenants, the Company must not have two consecutive quarters of net losses (“Consecutive Net Losses”), maintain a maximum senior debt to earnings before interest taxes, depreciation and amortization (“EBITDA”) ratio (“Senior Debt to EBITDA”) of less than 3.75x and maintain a minimum fixed charge coverage ratio (“FCCR”) above 1.25x. The Company’s Chairman of the Board and President personally guarantees fifty percent (50%) of the outstanding loan amount.

The Company was not in compliance with the FCCR requirement of the RLOC for the three-month period ending March 31, 2018, and was not in compliance with the Consecutive Net Losses, Senior Debt to EBITDA, and the minimum FCCR requirements of the RLOC for the three month period ending June 30, 2018. The Company has obtained a waiver from Amegy Bank with respect to failures of compliance. Further, Amegy Bank suspended the FCCR and Senior Debt to EBITDA for the three months ended September 30, 2018 and added a minimum net profit requirement of $700,000 for the three months ended September 30, 2018.

The outstanding balance of the RLOC was $2,024,712 and $3,415,351 at June 30, 2018 and December 31, 2017, respectively. Interest expense incurred on the RLOC was $33,280 and $34,026 for the three months ended June 30, 2018 and 2017, respectively, and is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. Interest expense incurred on the RLOC was $62,526 and $59,315 for the six months ended June 30, 2018 and 2017, respectively, and is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. Accrued interest on the RLOC at June 30, 2018 and December 31, 2017 was $3,259 and $4,927, respectively, and is reflected in accrued expenses on the Company’s accompanying condensed consolidated balance sheets.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143, and Reeg Medical Industries, Inc., and investment holding company owned and controlled by Christopher C. Reeg (“Mr. Reeg”), the Company’s Chief Executive Officer (“RMI”, and together with NC 143, the “Investor Shares”), in the form of convertible promissory notes in the aggregate amount of $150,000 bearing 10% interest per annum until December 31, 2017 (“Maturity Date”) and 18% interest per annum for periods subsequent to the Maturity Date (“Notes”). The Notes’ principal and interest shall be due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holder has the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

During the three months ended June 30, 2018 and 2017, interest expense of $6,732 and $6,732, respectively, is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. During the six months ended June 30, 2018 and 2017, interest expense of $13,389 and $13,389, respectively, is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. As of June 30, 2018, and December 31, 2017, accrued interest was $45,485 and $32,096, respectively, which is reflected in accrued expenses on the Company’s accompanying condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

Legal Matters

On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (the “Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, Cause No. 2014-03355, against Fuse Medical, LLC, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and GolfRounds.com, Inc. On April 21, 2014, the complaint was dismissed for “want of prosecution.”

On September 18, 2015, Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff.

During April 2017, one of the named individuals in the complaint filed for bankruptcy protection. There is currently no trial date set.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

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

The Company’s management estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company’s management believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are the estimates made by the Company’s management and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

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

For the three and six months ended June 30, 2018, the Board granted 1,210,000 and 3,480,000 of Non-qualified Stock Options (“NQSO”) to certain advisory board members, key employees, marketing representatives. The Board did not grant stock options during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, the Company amortized $59,003 and $226,316 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying condensed consolidated statement of operations. The Company will recognize $3,231,775 as an expense in future periods as the stock options vest. For the three and six months ended June 30, 2017, the Company did not have stock options to amortize. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity for the six months ended June 30, 2018 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2017	1,302,052	$0.20	3.3	$1,717,000
Granted	3,480,000	1.08	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at June 30, 2018	4,782,052	$0.84	7.9	$1,084,800
Exercisable at June 30, 2018	1,322,052	$0.21	2.9	$1,080,000

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 was $.99.

Restricted Common Stock

For the three and six months ended June 30, 2018, the Company amortized $79,083 and $158,166 relating to the vesting of these shares which is included in selling, general, administrative, and other expenses, on the accompanying condensed consolidated statement of operations. The Company will recognize $52,722 as expense in future periods as the shares vest. The Company did not have RSAs to amortize for the three and six months ended June 30, 2017.

The following table summarizes restricted Common Stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	3,267,500	$1,813,500	$0.56
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, June 30, 2018	3,267,500	$1,813,500	$0.56

Note 9. Income Taxes

The Company began consolidating the financial results of CPM effective January 1, 2016, when it became the sole managing member of CPM, which is treated as a partnership for U.S. federal and most applicable state and local income taxes. As a partnership, CPM is not subject to U.S. federal and certain state and local income taxes. Beginning January 1, 2018, taxable income or loss generated by CPM is passed through to the Company and is included in its taxable income or loss.

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Period Ended June 30, 2018	For the Period Ended December 31, 2017
Current:
Federal	$-	$-
State	18,107	40,818
	18,107	40,818
Deferred:
Federal	(614,834)	-
State	-	-
	(614,834)	-
Total income tax expense (benefit)	$(596,727)	$40,818

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryover	$491,797	$172,704
Intangibles	37,653	40,342
Accounts receivable	175,295	81,927
Compensation	138,200	57,458
Inventory	154,389	25,792
Total deferred tax assets	997,334	378,223

Deferred tax liabilities:
Prepaid expenses	-	-
Property and equipment	(7,222)	(2,945)
Total deferred tax liabilities	(7,222)	(2,945)

Deferred tax assets, net	990,112	375,278

Valuation allowance:
Beginning of year	-	(308,026)
(Increase) decrease during year	-	308,026
Ending balance	-	-

Net deferred tax asset	$990,112	$375,278

As of June 30, 2018, the Company recognized a deferred tax asset of $990,112, or an increase of $614,834 recognized at December 31, 2017. Consistent with the one year ago period and the current business trends and expectations, the Company’s management does not deem a valuation allowance to be appropriate as of June 30, 2018.

At June 30, 2018, the Company estimates it has approximately $2,341,890 of net operating loss carryforwards which will expire during 2018 through 2037. The Company’s management believes its tax positions are highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2018, the Company’s tax years 2014 through 2017 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Expected U.S. federal incomes as statutory rate	21.0%	35.0%
State and local income taxes, net of federal benefit	-0.5%	18.9%
Permanent differences	-0.3%	15.2%
Other	0.0%	-50.2%
	20.2%	18.9%

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the six months ended June 30, 2018 and 2017, the following significant customers had an individual percentage of total revenues equaling 10% or greater:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Customer 1	17.6%	16.7%
Customer 2 - related party	11.1%	17.4%
Totals	28.7%	34.1%

At June 30, 2018 and December 31, 2017, the following significant customers had a concentration of accounts receivable representing 10% or greater of accounts receivable:

	June 30, 2018	December 31, 2017
Customer 1	12.9%	15.3%
Customer 2 - related party	12.4%	24.8%
Customer 3	11.1%	0.0%
Totals	36.4%	40.1%

For the six months ended June 30, 2018 and 2017, the following significant suppliers represented 10% or greater of goods purchased:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Supplier 1 - related party	10.8%	0.0%
Totals	10.8%	0.0%

Note 11. Related Party Transactions

Lease with 1565 North Central Expressway, LP

The Company leases an aggregate of approximately 11,500 square-foot space as its principal executive office, located at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes 1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 (“CPM Lease”) and 2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices (“Relocation Lease”). Both leases terminated December 31, 2017 with month-to-month renewals. For the six months ended June 30, 2018 and 2017, the Company paid approximately $84,000 and $60,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.  The Company had no rent expense amounts due and unpaid at June 30, 2018 and December 31, 2017.

Professional Employment Organization Services

The Company engaged AmBio Staffing, LLC (“AmBio”) a Texas licensed Professional Employment Organization, (“PEO”) to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks, owns and controls AmBio. As of June 30, 2018, AmBio operations supports approximately 70 full time equivalents (“FTE”). Of those 70 FTEs, 44 FTEs directly support the Company, 15 FTEs support the operations of other companies and the Company shares 11 FTEs with other companies.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

As of June 30, 2018, and December 31, 2017, the Company owed amounts to AmBio of approximately $168,000 and $112,000, respectively, and is reflected in accounts payable on the Company’s condensed consolidated balance sheets. For the six months ended June 30, 2018, and 2017, approximately $110,000 and $82,000 of administrative fees were paid to AmBio, respectively, and is reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on wholesale contractual agreements, that the Company’s management believes are on terms and conditions substantially similar other third-party contractual arrangements. As described more fully below, these transactions include; sale of product and purchase of inventory on wholesale basis, commissions earned and paid, and shared service fee arrangements.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

During the six months ended June 30, 2018 and 2017, the Company:

•	sold products in the amounts of approximately $1,330,000 and $2,299,000, respectively which is reflected in net revenues in the Company’s accompanying condensed consolidated statements of operations;

•

purchased approximately $643,000 and $21,000 in Orthopedic Implants, instruments, and Biologics from MedUSA and are reflected in inventories in the Company’s accompanying condensed consolidating balance sheets and

•	incurred approximately $1,058,000 and $439,000, respectively, of commission costs and is reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations;

As of June 30, 2018, and December 31, 2017, the Company has outstanding balances due from MedUSA of approximately $493,000 and $1,684,000, respectively, and are reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

During the three months ended June 30, 2018, the Company received saleable product inventory from MedUSA as settlement of approximately $516,000 in past-due accounts receivable.  The Company’s management estimates the fair value of the received product inventory to be approximately $2,064,000.  The Company recognized $516,000 as a reduction in accounts receivable, an increase to inventories with the corresponding offset $1,548,000 as an increase to additional paid-in- capital as an injection of capital from a related party under common control and is reflected in the Company’s accompanying condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the six months ended June 30, 2018, the Company purchased approximately $498,000 in Orthopedic Implants and instruments from Overlord and are reflected within inventories on the Company’s accompanying condensed consolidating balance sheets. The Company had no such purchases for the six months ended June 30, 2017.

For the six months ended June 30, 2018, the Company incurred commission costs of approximately $459,000 and is reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission costs for the six months ended June 30, 2017.

As of December 31, 2017, the Company had accounts receivable due from Overlord of approximately $444,000, and is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets. The Company had no such accounts receivable at June 30, 2018.

NBMJ, Inc. d/b/a Incare Technology

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the six months ended June 30, 2018 and 2017, NBMJ purchased equipment and related supplies aggregating approximately $90,000, and $70,000, respectively, and are reflected in net revenues and cost of revenues in the Company’s accompanying condensed consolidated statements of operations, respectively. The Company had no such net revenue transactions for the six months ended June 30, 2017.

As of June 30, 2018, the Company had approximately $8,000 due from NBMJ and are reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets. The Company did not have accounts receivable balances due from NBMJ at December 31, 2017.

Palm Springs Partners d/b/a Maxim Surgical, LLC

Palm Springs Partners d/b/a Maxim Surgical, LLC (“Maxim”) is a manufacturer of record and distributor of spinal, Orthopedic Implants and related instrumentation.  At June 30, 2018, Maxim is owned and controlled by Mr. Reeg, Mr. Reeg serves as Maxim’s President.

With respect to Maxim, during the six months ended June 30, 2018 and 2017, the Company:

•	sold products in the amounts of approximately $131,000 and $79,000, respectively, which is reflected in net revenues in the Company’s accompanying condensed consolidated statements of operations;
•

purchased approximately $212,000 and $228,000, respectively, in surgical spinal implants and instruments, which is reflected in net revenues in the Company’s accompanying condensed consolidating balance sheets.

The Company incurred commission costs of approximately $21,000 during the six months ended June 30, 2018, which is reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission transactions for the six months ended June 30, 2017.

For the six month period ended June 30, 2018 and 2017, the Company earned approximately $9,000 and $8,000, respectively, pursuant to the Company’s shared services and sublease agreements and is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

As of June 30, 2018, and December 31, 2017, the Company had accounts receivable balances due from Maxim of approximately $63,000 and $50,000, respectively, and is reflected in accounts receivable on the Company’s accompanying condensed consolidated balance sheets.

At June 30, 2018, and December 31, 2017, the Company had outstanding accounts payable balances due to Maxim of approximately $86,000 and $93,000, respectively, for the purchase of inventory and is reflected in inventories and accounts payable in the Company’s accompanying condensed consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2018 and 2017, the Company incurred commission costs of approximately $352,000 and $578,000 and is reflected in commission expense on the Company’s accompanying condensed consolidated statement of operations.

Recon Orthopedics, LLC

Recon Orthopedics, LLC (“Recon”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2018, the Company incurred commission costs of approximately $209,000, and is reflected in commission expense on the Company’s accompanying condensed consolidated statement of operations. The Company had no such commission costs for the six months ended June 30, 2017.

During the six months ended June 30, 2018 and 2017, the Company earned approximately $4,000 and $9,000, respectively, pursuant to the to the Company’s shared services agreement and is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

Other

During the six months ended June 30, 2018 and 2017, the Company generated approximately $467,000 and $281,000 in revenues, respectively, with related parties primarily for wholesale product purchases and is reflected in net revenues in the Company’s accompanying condensed consolidated statement of operations.

For the six months ended June 30, 2018 and 2017, the Company incurred commission costs of approximately $92,000 and $165,000, respectively, with related parties and is reflected in commissions expense in the Company’s accompanying condensed consolidated statements of operations.

As of June 30, 2018, and December 31, 2017, the Company has outstanding balances due from related parties of approximately $96,000 and $164,000, respectively, and is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 20, 2018, the date the financial statements were available to be issued.

On August 1, 2018, the Company completed the purchase of all outstanding equity securities of Maxim pursuant to that certain Securities Purchase Agreement by and between the Company, Maxim, RMI and Mr. Amir David Tahernia (as the “Sellers”), and Mr. Amir David Tahernia in his capacity as representative of the Sellers dated July 30, 2018. The Company issued 4,311,169 restricted shares of its Common Stock in exchange for 100% of the outstanding equity securities of Maxim, at an agreed upon value of $0.76 per share of Common Stock, which was equal to the 30-day volume-weighted average price of the Common Stock as of three (3) days prior to the Maxim Closing.

On August 13, 2018, the Company’s management obtained a waiver from Amegy Bank with respect to certain failures to comply with the terms of the RLOC. See Note 5, “Senior Secured Revolving Credit Facility.”

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc.

Overview

We are a national distributor of medical devices, and we provide a broad portfolio of orthopedic implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; and (iv) spinal implants for trauma, degenerative disc disease, and deformity indications (“Orthopedic Implants”). All of the medical devices we distribute are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

To support orthopedic surgeries, we offer biologics that include: (a) osteo-biologics (cellular bone allografts and synthetics); (b) tendons and tissues (ligaments, tendons, and dermal graft); (c) regenerative tissues (amniotic membrane (dry), amniotic membrane (injectable), and amniotic fluids (frozen)); and (d) autologous products (platelet - rich plasma and bone marrow aspirate concentration systems) (collectively, “Biologics”). All our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks.

We believe 2018 continues to be a year of accomplishments and investment in our future. Highlights of our 2018 strategic initiatives include:

(a)	targeted expansion with leading technology manufacturers;
(b)	recapitalization of our credit facility to provide for increased financial flexibility;
(c)	reorganization of our sales initiatives by aligning them with our growth and expansion strategies;
(d)	restructuring our associate development and compensation programs;
(e)	strengthening our vertical supply chain integration by adding new and high-value vendor relationships;
(f)	develop a scalable, cost-effective infrastructure; and
(g)	institute uniform processes and controls with automation.

We continue to review and evaluate our product-lines, ensuring we always offer the highest-quality and cost-effective selection of Orthopedic Implants and Biologics. Additionally, we are in the process of presenting our own manufactured or licensed brands to the market, which in part, will aid in the execution of our strategic objectives.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.  We continue to evaluate how the U.S. Tax Reform impacts our financial condition and results of operations. We expect to realize the benefits of lower tax rates, allowing for increased investment in our growth initiatives. The Company has not yet realized material benefits of the lower tax rates.

Critical Accounting Policies

The preparation of our interim condensed consolidated financial statements during the periods presented (“Financial Statements”) and the related disclosures in conformity with GAAP, requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our Financial Statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies is integral to understanding our Financial Statements.

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our condensed consolidated notes to the Financial Statements beginning on page F-1 and found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 6, 2018. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies” of our condensed consolidated notes to our Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2018	(%)	June 30, 2017	(%)	June 30, 2018	(%)	June 30, 2017	(%)
Net revenues	$5,718,458	100%	$7,301,011	100%	$11,722,506	100%	$12,891,355	100%
Cost of revenues	3,770,396	66%	4,529,590	62%	6,893,898	59%	7,590,540	59%
Gross profit	1,948,062	34%	2,771,421	38%	4,828,608	41%	5,300,815	41%
Operating expenses:
Selling, general, administrative and other	2,293,072	40%	773,204	11%	4,499,807	38%	1,687,612	13%
Commissions	1,614,870	28%	1,349,072	18%	3,194,056	27%	3,494,728	27%
Loss on disposal of property and equipment	-	0%	(8,732)	0%	-	0%	(8,425)	0%
Depreciation	3,742	0%	5,019	0%	5,821	0%	10,366	0%
Total operating expenses	3,911,684	68%	2,118,563	29%	7,699,684	66%	5,184,281	40%
Operating income (loss)	(1,963,622)	-34%	652,858	9%	(2,871,076)	-24%	116,534	1%
Other income (expense)
Interest expense	(40,010)	-1%	(40,756)	-1%	(75,915)	-1%	(72,702)	-1%
Extinguishment of debt	-	0%	-	0%	-	0%	43,308	0%
Total other income (expense)	(40,010)	-1%	(40,756)	-1%	(75,915)	-1%	(29,394)	0%
Operating income (loss) before tax	(2,003,632)	-35%	612,102	8%	(2,946,991)	-25%	87,140	1%
Income tax expense (benefit)	(388,335)	-7%	-	0%	(596,727)	-5%	-	0%
Net income (loss)	$(1,615,297)	-28%	$612,102	8%	$(2,350,264)	-20%	$87,140	1%

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

Net Revenues

For the three months ended June 30, 2018, net revenues were $5,718,458 compared to $7,301,011 for the three months ended June 30, 2017, a decrease of $1,582,553 or approximately twenty-two percent (22%). The decrease in net revenues is primarily a result of an approximate six percent (6%) decrease in the medical cases in which our products were used (“Cases,” and each a “Case”) and an approximate seventeen percent (17%) decrease in average revenue-per-Case. We believe these declines are driven by industry trends and payor cost containment efforts.

Cost of Revenues

For the three months ended June 30, 2018, our cost of revenues was $3,770,369, compared to $4,529,590 for the three months ended June 30, 2017, representing a decrease of $759,194 or approximately seventeen percent (17%). Cost of revenues as a percentage of net revenue was approximately sixty-six percent (66%) for the three months ended June 30, 2018, compared to approximately sixty-two percent (62%) for the three months ended June 30, 2017. The increase as a percentage of net revenue was approximately four percent (4%) and was primarily driven by an approximate eleven percent (11%) increase in medical instruments purchased and an approximate eight percent (8%) increase in the inventory loss provision for slow-moving and obsolescence, offset, in part, by an approximate fifteen percent (15%) reduction in cost of revenues driven largely by a shift in product mix.

Gross Profit

For the three months ended June 30, 2018, we generated a gross profit of $1,948,062, compared to $2,771,421 for the three months ended June 30, 2017, a decrease of $823,359 or approximately thirty percent (30%). As a percentage of net revenue, gross profit was approximately thirty-four percent (34%) and thirty-eight percent (38%) for the three months ended June 30, 2018 and 2017, respectively, or a decrease of approximately four percent (4%). This decrease was primarily driven by an increase in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended June 30, 2018, selling, general, administrative, and other expenses increased to $2,293,072 from $773,204 for the three months ended June 30, 2017, representing an increase of $1,519,868 or approximately one hundred ninety-seven percent (197%). As a percentage of net revenue, selling, general, administrative and other expenses were approximately forty percent (40%)

and eleven percent (11%) for the three months ended June 30, 2018 and 2017, respectively. As a percentage of net revenue, the increase of approximately twenty-nine percent (29%) primarily resulted from; (a) an approximate eleven percent (11%) increase in leased staffing costs for executive levels and new sales representatives; (b) an approximate seven percent (7%) increase in bad debt; (c) an approximate five percent (5%) increase in professional fees; (d) an approximate four percent (4%) increase in stock-based compensation; (e) and an approximate two percent (2%) increase in the aggregate, in costs related to travel and business development, information technology, and office supplies. Included in the professional fee increase is approximately $169,000 in consulting and newly-created product advisory board fees.

Commissions Expense

For the three months ended June 30, 2018 and 2017, commissions expense was $1,614,870 and $1,349,072, respectively, representing an increase of $265,798 or approximately ten percent (10%) as a percentage of net revenues. We believe the increase in commissions as a percentage of net revenue is primarily driven by the approximate $1,582,553 decline in net revenue and a shift from wholesale to retail net revenues. Generally retail net revenues have higher commission rates than wholesale net revenues.

Depreciation Expense

For the three months ended June 30, 2018, depreciation expense decreased to $3,742 from $5,019 for the three months ended June 30, 2017, representing a decrease of $1,277 or approximately twenty-five percent (25%). This decrease is primarily due to a reduction in fixed assets.

Interest Expense

For the three months ended June 30, 2018, interest expense decreased to $40,010 from $40,756 for the three months ended June 30, 2017. The approximate $746 decrease in interest expense, or approximately two percent (2%) decrease, is primarily the result of an approximate $5,584 interest rate increase from our Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy”), offset by an approximate $6,330 reduced sweep-borrowings.  Interest expense on the convertible notes-related parties for the three months ended June 30, 2018 and 2017, was approximately $6,732 as there has been no change in the principal amount or interest rates.

Income tax benefit

For the three months ended June 30, 2018, we recorded an income tax benefit of approximately $388,335. For the three months ended June 30, 2017, we did not record a tax benefit or expense as our net deferred tax asset was zero.

Net Income(loss)

For the three months ended June 30, 2018 and 2017, we had a net loss of $1,615,297 and net income $612,102, respectively, representing a decrease in net income of $2,227,399 or a decrease in profitability as a percentage of net revenues of approximately thirty-seven percent (37%). As a percentage of net revenues, this decrease in net income is primarily a result of; (i) an approximate four percent (4%) decrease in gross profit; (ii) an approximate thirty percent (30%) increase in selling, general, administrative, and other expenses; (iii) an approximate ten percent (10%) increase in commissions, offset, in part, by (iv) an approximate seven (7%) increase in income tax benefit.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

Net Revenues

For the six months ended June 30, 2018, net revenues were $11,722,506 compared to $12,891,355 for the six months ended June 30, 2017, a decrease of $1,168,849 or approximately nine percent (9%). The decrease in net revenues is primarily a result of an approximate two percent (2%) decrease in Cases and an approximate seven percent (7%) decrease in average revenue-per-Case. We believe these declines are driven by industry trends and payor cost containment efforts.

Cost of Revenues

For the six months ended June 30, 2018, our cost of revenues was $6,893,898, compared to $7,590,540 for the six months ended June 30, 2017, representing a decrease of $696,642 or approximately nine percent (9%). Cost of revenues as a percentage of net revenue was approximately fifty-nine percent (59%) for the six months ended June 30, 2018, compared to approximately fifty-nine percent

(59%) for the six months ended June 30, 2017, or flat. As a percentage of net revenue, an approximate four percent (4%) increase in medical instruments purchased and an approximate three percent (3%) increase in the inventory loss provision for slow-moving and obsolescence, offset by an approximate seven percent (7%) reduction in cost of revenues driven largely by a shift in product mix.

Gross Profit

For the six months ended June 30, 2018, we generated a gross profit of $4,828,608, compared to $5,300,815 for the six months ended June 30, 2017, a decrease of $472,207 or approximately nine percent (9%). As a percentage of net revenue, gross profit was approximately forty-one percent (41%) for the six months ended June 30, 2018, and forty-one percent (41%) for the six months ended June 30, 2017. The reduction in gross profit is primarily driven by the reduction in net revenue and cost of revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the six months ended June 30, 2018, selling, general, administrative, and other expenses increased to $4,499,807 from $1,687,612 for the six months ended June 30, 2017, representing an increase of $2,812,195 or approximately one hundred sixty-seven percent (167%). As a percentage of net revenue, selling, general, administrative, and other expenses were approximately thirty-eight percent (38%) and thirteen percent (13%) for the six months ended June 30, 2018 and 2017, respectively. As a percentage of net revenue, the increase of approximately twenty-five percent (25%) is primarily the result of; (a) an approximate nine percent (9%) increase in bad debt expense; (b) an approximate seven percent (7%) increase in leased staffing costs for executive levels and new sales representatives; (c) an approximate five percent (5%) increase in professional fees; (d) an approximate three percent (3%) increase in stock-based compensation; (e) an approximate one percent (1%) increase in costs related to information technology; and (f) an approximate one percent (1%) increase in the aggregate for costs related to travel and business development, insurance, and office supplies, offset, in part, by a one percent (1%) decrease in the aggregate, related to bank fee reductions, reduced franchise taxes, lower rent costs, and lower regulatory filing costs. Included in the professional fee increase is approximately; (i) $212,272 in non-recurring costs for legal, audit, and third-party valuation fees related to the acquisition of CPM (such transaction is discussed in detail in our Financial Statements, attached hereto) and (ii) $328,379 in consulting and newly created product advisory board fees.

Commissions Expense

For the six months ended June 30, 2018 and 2017, commissions expense was $3,194,056 and $3,494,728, respectively. Commission expense declined by approximately $300,672 or nine percent (9%). We believe the decline in commissions is primarily due to our restructuring compensation initiatives to better align variable compensation with performance and profitability, offset, in part, by an approximate ten percent (10%) shift from wholesale to retail net revenues. Generally retail net revenues have higher commission rates than wholesale net revenues.

Depreciation Expense

For the six months ended June 30, 2018, depreciation expense decreased to $5,821 from $10,366 for the six months ended June 30, 2017, representing a decrease of $4,545 or approximately forty-four percent (44%). This decrease is primarily related to the reduction in fixed assets.

Interest Expense

For the six months ended June 30, 2018, interest expense increased to $75,915 from $72,702 for the six months ended June 30, 2017. The $3,213, or approximately four percent (4%), increase in interest expense was primarily driven by an approximate $11,474 interest rate increase from our RLOC, offset by an approximate $8,262 in reduced sweep-borrowings.  Interest expense on the convertible notes to related parties for the six months ended June 30, 2018 and 2017 was approximately $13,389 as there has been no change in the principal amount or interest rates.

Income tax benefit

For the six months ended June 30, 2018, we recorded an income tax benefit of approximately $596,727 or a twenty-one percent (21%) effective tax rate of the pre-tax loss.  For the six months ended June 30, 2017, we did not record a tax benefit or expense as our net deferred tax asset was zero.

Net Loss

For the six months ended June 30, 2018 and 2017, we had a net loss of $2,350,264 and net income of $87,140, respectively, representing a reduction in earnings of $2,437,404 or a decrease in profitability as a percentage of net revenues of approximately twenty-one percent (21%). As a percentage of net revenues, the increase in net loss is primarily a result of (a)(i) an approximate twenty-five percent (25%) increase in selling, general, administrative, and other expenses  and (ii) an approximate one-percent (1%) increase in commissions, depreciation, interest, and extinguishment of debt, offset, in part, by (b) an approximate increase of five percent (5%) in income tax benefit.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$1,697,644	$1,294,790
Net cash used in investing activities	(24,239)	(11,601)
Net cash used in financing activities	(1,788,102)	(1,348,679)
Net decrease in cash and cash equivalents	$(114,697)	$(65,490)

Net Cash Provided by Operating Activities

During the six months ended June 30, 2018, net cash provided by operating activities was $1,697,644, which resulted primarily from; (a)(i) a $2,032,123 reduction in accounts receivable, (ii) a $51,481 increase in accounts payable, (iii) a $260,805 increase in accrued expenses, (iv) a $384,482 increase in share-based compensation, (v) $5,821 in depreciation expense, and (vi) $466,440 reduction in provision for bad debts and discounts, (vii) a $1,465,474 increase in inventories; offset, in part, by (b)(i) a $2,350,264 net loss, (ii) a $3,884 reduction in prepaid expenses and other current assets, and (iii) a $614,834 increase in benefit for income tax.

During the six months ended June 30, 2017, net cash provided by operating activities was $1,294,790, which resulted primarily from; (a)(i) a $825,102 reduction in accounts receivable, (ii) a $1,594,489 reduction of inventories, (iii) $87,140 in net income, (iv) a $251,095 increase in accounts payable, (v) $10,366 in depreciation expense; offset, in part, by (b)(i) $950,627 in provision for bad debts and discounts, (ii) a $456,009 reduction in accrued expenses, (iii) a $15,333 increase in prepaid expenses and other current assets, (iv) a $8,125 gain on disposal of property and equipment, (v) and $43,308 in debt extinguishment.

Net Cash Used in Investing Activities

For the six months ended June 30, 2018, our net cash used in investing activities was $24,239, which resulted from a $24,239 purchase of fixed assets.

For the six months ended June 30, 2017, our net cash used in investing activities was $11,601, which resulted from a $20,333 purchase of property and equipment, offset, in part, by $8,732 in insurance settlement proceeds.

Net Cash Used in Financing Activities

The $1,788,102 in net cash used in financing activities for the six months ended June 30, 2018, was primarily driven by (a) the $1,390,639 in net payments on our RLOC, and (b) a $397,463 purchase price adjustment – CPM acquisition.

The $1,348,679 in net cash used in financing activities for the six months ended June 30, 2017, was primarily driven by the $212,757 in net payments on our RLOC and $1,135,922 in member distributions related to pre-acquisition CPM.

Liquidity

As a national distributor of medical devices, our primary sources and uses of liquidity are generated by our operations, our RLOC, commissions, payroll and human capital, and professional fees.

Our strategic growth plan provides for capital investment to upgrade our financial systems, support our infrastructure, and increase our support staff. This investment is deemed essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $400,000 to $650,000 and anticipate the investment to occur in the second half of calendar year 2018. Our projections for calendar years 2018, 2019, and 2020, include expansion opportunities through carefully evaluated and integrated acquisitions, and our five-year projections include the investment in our independent contractor sales team, including focused training, development, and accountability.

At June 30, 2018, our current assets exceeded our current liabilities by $8,601,521 (our “Working Capital”), which included $690,018 in cash and cash equivalents. As of August 9, 2018, we had approximately $924,000 in available cash. We maintain our cash with large financial institutions. We believe our operations as well as our Working Capital and RLOC will enable us to support our mid-term growth strategies.

The RLOC contains customary representations, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. Among other covenants, the Company must not have two consecutive quarters of net losses (“Consecutive Net Losses"), maintain a maximum senior debt to earnings before interest, taxes depreciation and amortization (“EBITDA”) ratio (“Senior Debt to EBITDA”) of less than 3.75x and maintain a minimum fixed charge coverage ratio (“FCCR”) above 1.25x. The Company was not in compliance with the FCCR requirement of the RLOC for the three-month period ending March 31, 2018, and was not in compliance with the Consecutive Net Losses, Senior Debt to EBITDA, and the minimum FCCR requirements of the RLOC for the three month period ending June 30, 2018. On August 13, 2018, the Company obtained a waiver from Amegy with respect to these non-compliances. See Note 5, “Senior Secured Revolving Credit Facility” and Note 12, “Subsequent Events.”

Capital Expenditures

For the six months ended June 30, 2018, we had no material commitments for capital expenditures.

For the six months ended June 30, 2018, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include; the conditions of the capital markets, particularly for smaller companies; the willingness of doctors and facilities to purchase the products that we sell; certain regulatory issues adversely affecting our margins; insurance companies denying reimbursement to facilities who use the products that we sell; and our ability to sell products. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Starting in September 2017, under the supervision of our Board and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we began to analyze and assess our internal controls over financial reporting on the basis of the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control – Integrated Framework (“COSO Framework”), which is a subset of our disclosure controls and procedures, to provide the evaluation required by Section 13a-15(b) of the Securities Exchange Act of 1934, as amended. Our analysis and assessment of the internal controls over financial reporting has followed the below timeline and milestones:

PhasePerformedStatus

•	Phase I – Risk Assessment and ScopingFourth Quarter 2017Complete
•	Phase II – Documentation of Key Controls and ProcessesFourth Quarter 2017Complete
•	Phase III – Gap Assessment and RemediationFirst Quarter 2018Complete
•	Phase IV – Walkthroughs, Testing, and RemediationOn-going 2018Partially[1]
•	Phase V – Assessment CompleteFourth Quarter 2018Open[2]

1First round of key control walkthroughs and first round of testing completed as of June 30, 2018. Second round of key control testing scheduled for Fourth Quarter 2018.

2Upon second round of key control testing during fourth quarter 2018, assessment of internal controls over financial reporting will be complete.

Until our assessment of internal controls over financial reporting is completed during the fourth quarter of 2018, our Chief Executive Officer and Chief Financial Officer cannot yet conclude that our disclosure controls and procedures are effective. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2018.

Because our Chief Executive Officer and Chief Financial Officer were unable to complete their full assessment regarding the establishment and maintenance of adequate internal controls over our financial reporting using the criteria set forth by the COSO Framework, we are unable to conclude that internal controls over financial reporting were effective as of June 30, 2018. As a result, we must conclude that our internal controls over financial reporting were not effective as of that date.

Our Board, Chief Executive Officer, and Chief Financial Officer have engaged an independent third-party to assist in establishing a sustainable framework and processes to ensure adequate internal controls over financial reporting. We anticipate that our secondary testing under the COSO Framework will be completed by October 31, 2018.

Changes in Internal Controls Over Financial Reporting

Other than the efforts discussed immediately above in “Evaluation of Disclosure Controls and Procedures,” there was no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Securities Purchase Agreement, dated July 30, 2018, by and among Fuse Medical, Inc.; Palm Springs Partners, LLC d/b/a Maxim Surgical, a Texas limited liability company; Reeg Medical Industries, Inc., a Texas corporation, and Amir David Tahernia, an individual, as Sellers; and Mr. Amir David Tahernia in his capacity as representative of the Sellers (filed as Exhibit 2.1 to the Company’s Form 8-K filed August 3, 2018, and incorporated herein by reference).

10.1

Amendment Number 4 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated June 28, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed July 5, 2018, and incorporated herein by reference).

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

FUSE MEDICAL, INC.

Date: August 20, 2018	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 20, 2018	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)