Form 10-K/A
period 2017-12-31
Fuse Medical, Inc.
filed 2018-09-21
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”) of Fuse Medical, Inc. (“Fuse”), is being filed solely for the purpose of amending and restating in its entirety the following Items (together, the “Amended Items”);

•	Part II, Item 8 to amend the Company’s disclosure of Fair Value Measurements with respect to the Company’s CPM Acquisition Earn-Out Liability.

•	Part II, Item 9A to amend the conclusions regarding the adequacy of Fuse’s disclosure controls and procedures as of December 31, 2017;

•

Part IV, Item 15 to amend the Company’s exhibits and financial statements schedules to reflect updated disclosure of Fair Value Measurements with respect to the Company’s CPM Acquisition Earn-Out Liability.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), the Amended Items of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. Capitalized terms used in this explanatory note not otherwise defined herein have the meaning given to them in the Original Filing.

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

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The requirements of this Item can be found in our Financial Statements beginning on page F-1 herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Starting in September 2017, under the supervision of our Board and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we began to analyze and assess our internal controls over financial reporting on the basis of the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control – Integrated Framework (“COSO Framework”), which is a subset of our disclosure controls and procedures, to provide the evaluation required by Section 13a-15(b) of the Securities Exchange Act of 1934, as amended. Our analysis and assessment of the internal controls over financial reporting has followed the below timeline and milestones;

Phase	Performed or anticipated to be performed
• Phase I – Risk Assessment and Scoping	Fourth Quarter 2017
• Phase II – Documentation of Key Controls and Processes	Fourth Quarter 2017
• Phase III – Gap Assessment and Remediation	First Quarter 2018
• Phase IV – Walkthroughs, Testing, and Remediation	On-going 2018
• Phase V – Assessment Complete	Fourth Quarter 2018

1 First round of key control walkthroughs and first round of testing completed as of June 30, 2018. Second round of key control testing scheduled for Fourth Quarter 2018.

2 Upon second round of key control testing during the fourth quarter 2018, assessment of internal controls over financial reporting will be complete.

Until our assessment of internal controls over financial reporting is completed during the fourth quarter of 2018, our Chief Executive Officer and Chief Financial Officer cannot yet conclude whether our disclosure controls and procedures are effective. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2017.

Because our Chief Executive Officer and Chief Financial Officer were unable to complete their full assessment regarding the establishment and maintenance of adequate internal controls over our financial reporting using the criteria set forth by COSO Framework, we are unable to conclude that internal controls over financial reporting were effective as of December 31, 2017. As a result, we must conclude that our internal controls over financial reporting were not effective as of that date.

Our Board, Chief Executive Officer, and Chief Financial Officer have engaged an independent third-party to assist in establishing a sustainable framework and processes to ensure adequate internal controls over financial reporting. We anticipate that our secondary testing under the COSO Framework will be completed by October 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management has not yet conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – COSO Framework. Our management cannot conclude our internal control over financial reporting is effective because this assessment has not been completed. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Effective January 1, 2017, the Company relocated its finance and accounting operations from an off-site location in Wellington, Florida, to the CPM Medical Consultants, LLC headquarters located in Richardson, Texas. Prior to that time, the Chief Financial Officer was the sole finance and accounting employee of the Company.

Prior to January 1, 2017, the Company had limited internal controls and procedures over financial reporting. The Company’s Chief Financial Officer initiated all financial transactions, including banking, and payroll processing without evidence of review, approval or oversite. The Company’s books and records did not have monthly closings, reconciliations, or appropriate analysis.

Effective with the relocation of the Company’s finance and accounting operations, the Company’s books and records became subject to the standard operating procedures and internal controls and procedures over financial reporting, including, but not limited to, segregation of duties, banking dual controls, monthly accounting closes and reconciliations with appropriate review and approvals.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2013, by and among GolfRounds.com, Inc. (now known as Fuse Medical, Inc.), Project Fuse LLC, Fuse Medical, LLC and D. Alan Meeker, solely in his capacity as the representative of the Fuse members, as amended by First Amendment to Agreement and Plan of Merger, dated as of March 3, 2014 and Second Amendment to Agreement and Plan of Merger, dated as of April 11, 2014 (filed as exhibit 2.1 to the Form 8-K/A filed on August 29, 2014, and incorporated herein by reference).

2.2	Purchase Agreement by and between Fuse Medical, Inc. and NC 143 Family Holdings, LP dated December 15, 2017 (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on December 19, 2017, and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of December 19, 2016, by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.1 to our Current Report on Form 8-k, filed on December 23, 2016, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014, and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Appendix A to our Information Statement, filed on December 4, 2015, and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on May 29, 2014, and incorporated herein by reference).

3.4	Certificate of Merger, as filed with the Secretary of State of the State of Delaware on May 28, 2014 (filed as Exhibit 3.3 to the Form 8-K filed on May 29, 2014).

3.5	Amendment No. 1 to the Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on December 23, 2016, and incorporated herein by reference).

4.1	Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s original Form 10-K, filed on June 6, 2018, and incorporated herein by reference) .

4.2	Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.1 to the Form 8-K/A filed August 29, 2014).

4.3	Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.2 to the Form 8-K filed May 29, 2014).

4.4	Amended and Restated Promissory Note dated October 19, 2016 payable to NC 143 Family Holdings, LP from the Company in the amount of $50,000.00 (filed as Exhibit 10.31 to the Company’s Form 10-K filed March 20, 2017 and incorporated herein by reference).

4.5	Amended and Restated Promissory Note dated October 19, 2016 payable to Reeg Medical Industries, Inc. from the Company in the amount of $50,000.00 (filed as Exhibit 10.32 to the Company’s Form 10-K filed March 20, 2017 and incorporated herein by reference).

Exhibit No.	Description

4.6	Promissory Note dated October 19, 2016 payable to NC 143 Family Holdings, LP from the Company in the amount of $50,000.00 (filed as Exhibit 10.33 to the Company’s Form 10-K filed March 20, 2017 and incorporated herein by reference).

4.7	Amended and Restated Registration Rights Agreement, dated as of December 19, 2016 by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 23, 2016, and incorporated herein by reference).

4.8	Voting Rights Agreement, dated December 19, 2016 by and among our Company, Christopher Pratt, Robert Donehew, RMI, and NC 143 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 23, 2016, and incorporate herein by reference).

10.1	Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Mark W. Brooks (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 23, 2016, and incorporated herein by reference).

10.2	Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Christopher C. Reeg (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 23, 2016, and incorporated herein by reference).

10.3	Settlement Agreement, General Release and Covenant Not to Sue, dated to be effective March 31, 2017 (the Settlement Agreement”) by and between Fuse Medical, Inc. and David A. Hexter (filed as Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2017).

10.4	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and MedUSA Group, LLC. (Filed as Exhibit 10.4 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.5	Form Commission Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC. (Filed as Exhibit 10.5 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.6	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and N.B.M.J. Inc. (Filed as Exhibit 10.6 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.7	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Maxim Surgical, LLC. (Filed as Exhibit 10.7 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.8	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between CPM Medical Consultants, LLC and Sintu, LLC. (Filed as Exhibit 10.8 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.9	Form Stocking Distribution Agreement, dated as of November 1, 2017, by and between Maxim Surgical, LLC and CPM Medical Consultants, LLC. (Filed as Exhibit 10.9 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.10	Form Commission Agreement, dated as of March 1, 2018, by and between CPM Medical Consultants, LLC and Neurospine Consultants, LLC. (Filed as Exhibit 10.10 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.11	Form Commission Agreement, dated as of March 1, 2018, by and between CPM Medical Consultants, LLC and 1012 Jarm, LLC. (Filed as Exhibit 10.11 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.12	Form Commission Agreement, dated as of March 1, 2018, by and between CPM Medical Consultants, LLC and Max Spine, LLC. (Filed as Exhibit 10.12 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.13	Private Label Supply Agreement, dated November 1, 2016, by and between Tyber Medical, LLC and CPM Medical Consultants, LLC. (Filed as Exhibit 10.13 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.14	Commercial Property Lease Agreement dated January 1, 2013 by and between CPM Medical Consultants, LLC and 1565 North Central Expressway, LP. (Filed as Exhibit 10.14 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.15	Commercial Property Lease Agreement dated July 14, 2017 by and between Fuse Medical, Inc. and 1565 North Central Expressway, LP (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.16	Assignment of Sublease and Consent, dated July 17, 2017, by and between (i) PBIII-SOP, LP, (ii) PHILLIP GALYEN, PC, d/b/a Bailey & Galyen, (iii) Fuse Medical, Inc., and (iv) LawConnect, Inc. d/b/a GetLegal.com (filed as Exhibit 10.2 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

Exhibit No.	Description

10.17	Sublease Agreement dated September 1, 2015, by and between Fuse Medical, Inc. and PHILLIP GALYEN, PC, d/b/a Bailey & Galyen (filed as Exhibit 10.3 to the Company’s Form 8-K, filed on July 19, 2017, and incorporated herein by reference).

10.18	Professional Employer Organization Client Service Agreement, dated January 1, 2017 by and between the Company and AmBio Staffing, LLC (filed as Exhibit 10.50 to the Company’s Form 10-K filed on March 20, 2017 and incorporated herein by reference).

10.19	Professional Employer Organization Client Service Agreement, dated January 1, 2015 by and between CPM Medical Consultants, LLC and AmBio Staffing, LLC. (Filed as Exhibit 10.19 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

10.20	2017 Equity Incentive Plan of Fuse Medical, Inc. dated April 5, 2017 (filed as Exhibit 99.2 to the Company’s Form 8-K filed April 6, 2017).

10.21	Amendment Number 1 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated September 21, 2017 (filed as Exhibit 4.1 to the Company’s Form 8-K/A filed November 6, 2017, and incorporated herein by reference.)

10.22	Amendment Number 2 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated October 4, 2017 (filed as Exhibit 4.2 to the Company’s Form 8-K/A filed November 6, 2017, and incorporated herein by reference.)

10.23	Amendment Number 3 to the 2017 Equity Incentive Plan of Fuse Medical Inc. dated February 15, 2018 (filed as Exhibit 4.1 to the Company’s Form 8-K filed February 23, 2018, and incorporated herein by reference).

10.24	Form of Restricted Stock Award for Board Compensation of Fuse Medical, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017, and incorporated herein by reference).

10.25	Form of Restricted Stock Award for Special Board Compensation of Fuse Medical, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed October 10, 2017, and incorporated herein by reference).

21.1	List of Subsidiaries of Fuse Medical, Inc. (Filed as Exhibit 21.1 to the Company’s original Form 10-K, filed on April 6, 2018, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: September 21, 2018	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 21, 2018	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 21, 2018	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Chief Financial Officer and Director (Principal Financial Officer)

Date: September 21, 2018	By:	/s/ Mark W. Brooks
Mark W. Brooks President, Director, and Chairman of the Board

Date: September 21, 2018	By:	/s/ Ricky Raj S. Kalra
Ricky Raj S. Kalra, MD Director

Date: September 21, 2018	By:	/s/ Renato V. Bosita, Jr.
Renato V. Bosita, Jr., MD Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The shareholders and the board of directors of Fuse Medical, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years in the two-year period ended 2017 and 2016, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended 2017 and 2016, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

Plano, Texas

April 5, 2018

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$804,715	$778,447
Accounts receivable, net of allowance of $499,099 and $1,682,995, respectively	6,570,382	6,508,286
Inventories, net of allowance of $1,110,742 and $1,134,013, respectively	10,626,769	11,426,828
Prepaid expenses and other current assets	32,466	23,018

Total current assets	18,034,332	18,736,579
Property and equipment, net	16,895	14,747
Security deposit	—	3,822
Deferred tax asset	375,278
Goodwill	820,650	820,650

Total assets	$19,247,155	$19,575,798

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,588,091	$2,452,922
Accrued expenses	1,830,679	3,068,054
Notes payable - related parties	150,000	150,000
Revolving line of credit	3,415,351	3,305,347

Total current liabilities	7,984,121	8,976,323
Earn-out liability	19,244,543	—

Total liabilities	27,228,664	8,976,323

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 69,158,308 issued and 65,890,808 outstanding at December 31, 2017 and 15,890,808 issued and outstanding at December 31, 2016	671,583	158,908
Additional paid-in capital	(8,653,092)	10,440,567
Retained earnings	—	—

Total stockholders’ equity (deficit)	(7,981,509)	10,599,475

Total liabilities and stockholders’ equity (deficit)	$19,247,155	$19,575,798

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in dollars, except per share data)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Net revenues	$26,407,206	$25,666,650
Cost of revenues	14,582,416	11,256,887

Gross profit	11,824,790	14,409,763

Operating expenses
Selling, general, administrative and other	5,356,475	4,170,835
Commissions	5,641,122	7,056,430
Gain on disposal of property and equipment	(5,367)	—
Depreciation	14,521	19,091

Total operating expenses	11,006,751	11,246,356

Operating income	818,039	3,163,407

Other income (expense):
Interest expense	(161,669)	(146,921)
Extinguishment of debt	43,308	—

Total other income (expense)	(118,361)	(146,921)

Net income	$699,678	$3,016,486

Net income per common share - basic	$0.04	$0.42

Net income per common share - diluted	$0.04	$0.33

Weighted average number of common shares outstanding - basic	16,027,794	7,185,890

Weighted average number of common shares outstanding - diluted	19,473,553	9,214,606

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2015 (successor)	6,890,808	$68,908	$7,929,234	$—	$7,998,142
Member contribution (successor)	—	—	775,949	—	775,949
Member distribution (successor)	—	—	(2,346,859)	(134,319)	(2,481,178)
Fuse capital, net	9,000,000	90,000	4,082,243	(2,882,167)	1,290,076
Net income	—	—	—	3,016,486	3,016,486

Balance, December 31, 2016	15,890,808	158,908	10,440,567	—	10,599,475

Restricted stock awards granted	3,267,500	12,675	29,934	—	42,609
Purchase of CPM Medical Consultants, LLC	50,000,000	500,000	(19,744,543)	—	(19,244,543)
Deferred tax asset	—	—	375,278	—	375,278
Member contribution (successor)	—	—	1,738,620	—	1,738,620
Member distribution (successor)	—	—	(1,492,948)	(699,678)	(2,192,626)
Net income	—	—	—	699,678	699,678

Balance, December 31, 2017	69,158,308	$671,583	$(8,653,092)	$—	$(7,981,509)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Cash flows from operating activities:
Net income	$699,678	$3,016,486
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	—	13,094
Share-based compensation	42,609	—
Depreciation	14,521	19,091
Gain on disposal of property and equipment	(5,067)	—
Extinguishment of debt	(43,308)	—
Bad debt expense	—	—
Changes in operating assets and liabilities:
Accounts receivable	(62,096)	995,785
Inventories, net	2,022,723	(139,993)
Prepaid expenses and other current assets	(9,448)	107
Security deposit	3,822	—
Accounts payable	178,477	(1,313,409)
Accrued expenses	(1,236,527)	199,177
Deferred rent	(848)	—

Net cash provided by operating activities	1,604,536	2,790,338

Cash flows from investing activities:
Purchases of property and equipment	(20,334)	—
Insurance settlement proceeds	8,732	—
Proceeds from reverse acquisition	—	655,390

Net cash (used in) provided by investing activities	(11,602)	655,390

Cash flows from financing activities:
Payments on line of credit	(15,580,346)	(14,118,720)
Borrowings on line of credit	15,690,350	13,208,210
Member contributions (successor)	273,044	375,210
Member distributions (successor)	(1,949,714)	(2,395,606)

Net cash used in financing activities	(1,566,666)	(2,930,906)

Net increase in cash and cash equivalents	26,268	514,822
Cash and cash equivalents - beginning of year	778,447	263,625

Cash and cash equivalents - end of year	$804,715	$778,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$139,507	$150,762

Supplemental disclosure of noncash operating and financing activities:
Member contributions through reduction of accounts payable	$—	25,000

Member contributions of inventory	$1,465,576	375,739

Member distributions of inventory	$242,912	85,572

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

In connection with the CPM Acquisition, the Company recorded a $19,244,543 liability related to the Earn-Out portion of the purchase consideration. See Note 3, Acquisition, for further discussion of the Earn-Out Liability. The Company has classified the Earn-Out Liability as a Level 3 liability and the fair value of the Earn-Out Liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. The Earn-Out payments are based on the financial performance of the Company between the period of January 1, 2018 and December 31, 2034. The base amount of the Earn-Out is $16,000,000 with an additional bonus payment of $10,000,000. The payments of the base and bonus Earn-Out amounts are subject to the Company meeting certain earnings thresholds as detailed in the purchase agreement. The Earn-Out payments during the Earn-Out period specified above, ranges from $0 to $26,000,000.

The fair value of the Earn-Out Liability was calculated using the Monte Carlo simulation, which was then applied to estimated Earn-Out payments with a discount rate of 4%. To determine the fair value of the Earn-Out liability, the Company’s management evaluates assumptions that require significant judgement. Significant assumptions used for estimating the Earn-Out liability included gross margins of approximately 48%, net income margins averaging 9% per year, revenue growth of approximately 5% over a forecast horizon period of 11 years.

The Earn-Out liability, which represented contingent consideration associated with the CPM Acquisition is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value is recognized in the statement of operations at each reporting period since the arrangement is not subject to the accounting for hedging instruments.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2017, the Company had no liabilities for uncertain tax positions. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

Segment Information

The Company operates in one reportable segment including medical products and supplies. The Company’s chief operating decision maker, is its Chief Executive Officer. The Company’s Chief Executive Officer manages the Company’s operations as a whole, and does not evaluate revenue, expense or operating income information on any component level.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

Unaudited pro forma information for the twelve months ended December 31, 2016 is as follows:

	Year Ended December 31, 2016 - Unaudited
	Historical Fuse Medical, Inc.	Historical CPM Medical Consultants, LLC	Pro forma Adjustments	Pro forma Combined
Revenue	$567,607	$25,647,353	$(103,578)	$26,111,382
Net (loss) income	$(585,935)	$3,035,296	$—	$2,449,361
Net (loss) income per common share - basic	$—	$—	$—	$0.34

The supplemental pro forma earnings were adjusted to exclude $103,578 for the year ended December 31, 2016. The number of shares outstanding used in calculating the net (loss) per common share – basic was 7,185,890 for the year ended December 31, 2016.

The Company is managed and operates in one segment, with Fuse merged into the CPM existing operations.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Computer equipment	$—	$29,290
Furniture and fixtures	5,047	6,347
Leasehold improvements	—	6,728
Office equipment	21,913	9,221
Software	—	34,252

	26,960	85,838
Less: accumulated depreciation	(10,065)	(71,091)

Property and equipment, net	$16,895	$14,747

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

Notes payable – related parties consisted of the following:

	December 31, 2017	December 31, 2016
Notes Payable originating July 15, 2016; no monthly payments required; bearing interest at 10%; due on December 31, 2016, convertible on demand	$50,000	$50,000
Notes Payable originating August 23, 2016; no monthly payments required; bearing interest at 10%; due on December 31, 2016, convertible on demand	50,000	50,000
Notes Payable originating October 19, 2016; no monthly payments required; bearing interest at 10%; due on December 31, 2016, convertible on demand	50,000	50,000

Total	150,000	150,000
Less: current maturities	(150,000)	(150,000)

Amount due after one year	$—	$—

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

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the year ended December 31, 2016:

Assumptions	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Expected term (years)	—	2.5
Expected volatility	0%	162%
Weighted-average volatility	0%	162%
Risk-free interest rate	0.00%	1.43%
Dividend yield	0.0%	0.0%
Expected forfeiture rate	n/a	n/a

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

A summary of the Company’s stock option activity during the year ended December 31, 2017 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2016	1,304,788	$0.22
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(2,736)	$12.13

Balance outstanding at December 31, 2017	1,302,052	$0.20	3.3	$1,717,000

Exercisable at December 31, 2017	1,302,052	$0.20	3.3	$1,717,000

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

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2016	—	$—	$—
Granted	3,267,500	1,813,500	0.56
Vested	—	—	—
Forfeited	—	—	—

Non-vested, December 31, 2017	3,267,500	$1,813,500	$0.56

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

Fuse is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Current:
Federal	$—	$—
State	40,818	51,627

	40,818	51,627

Deferred:
Federal	—	—
State	—	—

	—	—

Total Income tax expense (benefit)	$40,818	$51,627

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryover	$172,704	$224,381
Intangibles	40,342	—
Accounts receivable	81,927	—
Compensation	57,458	80,850
Inventory	25,792	—

Total deferred tax assets	378,223	305,231

Deferred tax liabilities:
Prepaid expenses	—	—
Property and equipment	(2,945)	2,795

Total deferred tax liabilities	(2,945)	2,795

Deferred tax assets, net	375,278	308,026

Valuation allowance:
Beginning of year	(308,026)	(700,713)
(Increase) decrease during year	308,026	392,687

Ending balance	—	(308,026)

Net deferred tax asset	$375,278	$—

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

Note 11. Related Party Transactions

Change in Control

Between the period July 2016 through October 2016, we obtained three loans in the aggregate amount of $150,0in exchange for convertible promissory notes (the “Notes”) bearing 10% interest per annum, with principal due and payable, upon demand of the payee. The Notes were issued as follows: $100,000 to NC 143 Family Holdings, LP, a family limited partnership controlled by Mark W. Brooks (“NC 143”), our Chairman of the Board of Directors (the “Board”); and $50,000 to Reeg Medical Industries, Inc., an investment holding company owned and controlled by Christopher C. Reeg, our Chief Executive Officer (“RMI”, and together with NC 143, the “Investors”). The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of our common stock at a conversion price of $0.08 per share.

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