Form 10-Q
period 2018-09-30
Fuse Medical, Inc.
filed 2018-11-13
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of November 9, 2018, 71,475,908 shares of the registrant’s Common Stock were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$594,880	$804,715
Accounts receivable, net of allowance of $686,854 and $499,099, respectively	3,526,494	6,570,382
Inventories, net of allowance of $1,822,570 and $1,110,742, respectively	11,043,903	10,626,769
Prepaid expenses and other current assets	22,070	32,466
Total current assets	15,187,347	18,034,332
Property and equipment, net	42,229	16,895
Deferred tax asset	635,528	375,278
Intangible assets	1,321,965	-
Goodwill	2,909,313	820,650
Total assets	$20,096,382	$19,247,155
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,355,203	$2,588,091
Accrued expenses	2,590,488	1,830,679
Notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	763,552	3,415,351
Total current liabilities	5,859,243	7,984,121
Earn-out liability	19,244,543	19,244,543
Total liabilities	25,103,786	27,228,664
Commitments and contingencies	-	-
Stockholders' deficit:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,355,677 shares issued and 71,355,677 shares outstanding as of September 30, 2018, and 69,158,308 shares issued and 65,890,808 shares outstanding as of December 31, 2017.	713,688	671,583
Additional paid-in capital	(3,648,010)	(8,653,092)
Accumulated deficit	(2,073,082)	-
Total stockholders' deficit	(5,007,404)	(7,981,509)
Total liabilities and stockholders' deficit	$20,096,382	$19,247,155

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net revenues	$6,784,304	$6,012,693	$18,506,810	$18,904,048
Cost of revenues	3,047,373	3,272,682	9,941,271	10,863,222
Gross profit	3,736,931	2,740,011	8,565,539	8,040,826
Operating expenses:
Selling, general, administrative and other	1,932,991	1,119,577	6,432,798	2,807,189
Commissions	1,405,024	1,063,506	4,599,080	4,558,234
Loss (gain) on disposal of property and equipment	-	3,058	-	(5,367)
Depreciation	4,829	2,079	10,650	12,445
Total operating expenses	3,342,844	2,188,220	11,042,528	7,372,501
Operating income (loss)	394,087	551,791	(2,476,989)	668,325
Other income (expense):
Interest expense	(25,920)	(43,488)	(101,835)	(116,190)
Extinguishment of debt	-	-	-	43,308
Total other income (expense)	(25,920)	(43,488)	(101,835)	(72,882)
Operating income (loss) before tax	368,167	508,303	(2,578,824)	595,443
Income tax expense (benefit)	90,985	-	(505,742)	-
Net income (loss)	$277,182	$508,303	$(2,073,082)	$595,443
Net income (loss) per common share - basic	$0.01	$0.04	$(0.04)	$0.04
Net income (loss) per common share - diluted	$0.00	$0.03	$-	$0.04
Weighted average number of common shares outstanding - basic	54,118,506	13,899,005	54,118,506	13,899,005
Weighted average number of common shares outstanding - diluted	57,076,944	16,529,517	-	16,529,517

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(2,073,082)	$595,443
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,650	12,445
Share-based compensation	696,843	21,125
Provision for bad debts and discounts	187,755	(364,251)
Deferred taxes	(533,639)	-
Gain on disposal of property and equipment	-	(5,067)
Extinguishment of debt	-	(43,308)
Increase (decrease) in cash, net of effects of reverse acquisition, resulting from changes in:
Accounts receivable	2,598,303	128,478
Inventories, net slow-moving and obsolescence reserves	1,913,542	2,177,554
Prepaid expenses and other current assets	10,396	(11,632)
Accounts payable	(440,540)	(409,705)
Accrued expenses	568,280	(404,106)
Net cash provided by operating activities	2,938,508	1,696,976
Cash flows from investing activities
Purchase of property and equipment	(35,984)	(20,333)
Insurance settlement proceeds	-	8,732
Acquisition of Maxim Surgical, net of cash acquired	(63,097)	-
Net cash used in investing activities	(99,081)	(11,601)
Cash flows from financing activities
Payments on senior secured revolving credit facility, net	(2,651,799)	(157,747)
Purchase price adjustment - CPM acquisition	(397,463)	-
Member distributions (successor)	-	(1,443,891)
Net cash provided by (used in) financing activities	(3,049,262)	(1,601,638)
Net (decrease) increase in cash and cash equivalents	(209,835)	83,737
Cash and cash equivalents - beginning of period	804,715	778,447
Cash and cash equivalents - end of period	$594,880	$862,184
Supplemental disclosure of cash flow information:
Interest Paid	$84,872	$96,375
Non-cash investing and financing activities
Common control contribution of inventory	$2,063,742	$-
Member contribution of inventory (successor)	$-	$1,738,620
Member distribution of inventory (successor)	$-	$213,229
Stock issued for Maxim Surgical Acquisition	$3,200,000	$-

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc. (the “Company”) was initially incorporated in 1968 as GolfRounds, Inc., a Florida corporation.  During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. and merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer (“Reverse Merger”). During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

Effective December 29, 2017, the Company purchased all of the outstanding membership interests of CPM Medical Consultants, LLC (“CPM”) pursuant to that certain purchase agreement dated December 15, 2017 (“CPM Purchase Agreement”), by and between the Company and NC 143 Family Holdings, LP, a family limited partnership (“NC 143”) controlled by Mark W. Brooks (“Mr. Brooks”), the Company’s President and Chairman of the Board of Directors (“Board”, and such position “Chairman of the Board”), whereby the Company purchased all of the outstanding membership interests of CPM for an approximate aggregate purchase price of $36,000,000 (such transaction, the “CPM Acquisition”).

On July 30, 2018, the Company, entered into that certain securities purchase agreement (the “Maxim Purchase Agreement”), by and between the Company, Palm Springs Partners, LLC d/b/a Maxim Surgical, a Texas limited liability company (“Maxim”), Reeg Medical Industries, Inc., a Texas Corporation (“RMI”), Mr. Amir David Tahernia, an individual (“Tahernia”, together with RMI, the “Sellers”), and Mr. Amir David Tahernia in his capacity as the representative of the Sellers (the “Sellers’ Representative”) dated July 30, 2018, pursuant to which the Company agreed to purchase all of the outstanding equity securities of Maxim (“Maxim Interests”) from the Sellers (such transaction, the “Maxim Acquisition”) for aggregate consideration of approximately $3,400,000. Mr.  Christopher C. Reeg (“Mr. Reeg”), the president of RMI, is also the Chief Executive Officer, Secretary, and a member of the Board of Directors (the “Board”) of the Company. Before the Maxim Acquisition, Mr. Reeg served as Maxim’s President and was a beneficial owner of more than five percent (5%) of the common stock, par value $0.01, (“Common Stock”) of the Company as reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 6, 2018, and amended on September 21, 2018 (“2017 Annual Report”).

On August 1, 2018 (“Maxim Closing Date”), the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement. See Note 3, “Maxim Acquisition.”

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The condensed consolidated balance sheet information as of December 31, 2017, was derived from the Company’s 2017 Annual Report. These condensed consolidated financial statements should be read in conjunction with the 2017 Annual Report.

The results of operations for the three months and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Note 2. Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, CPM, and Maxim, the Company’s wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the condensed consolidated financial statements.  Actual results could differ from those estimates. Significant estimates on the accompanying condensed consolidated financial statements include the allowances for doubtful accounts and contractual pricing, valuation of inventories, the useful lives of intangible assets and the recoverability or impairment of tangible and intangible assets values, fair value measurements, contingent commissions related to the sale of the Company’s products (see Note 1, “Nature of Operations – Inventories”), valuation of net assets acquired, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company’s management expectation of future taxable income and allowable deductions and the fair value calculations of stock-based compensation and contingent liabilities.

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources. The Company’s Chief Executive Officer, serves as the Company’s chief operating decision maker, and his management team review operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Company. Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

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

In connection with the CPM Acquisition, the Company recorded a $19,244,543 liability related to the earn-out (“Earn-Out”) portion of the purchase consideration. See Note 4, “CPM Acquisition,” for further discussion of the Earn-Out liability. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. The Earn-Out payments are based on the financial performance of the Company between the period of January 1, 2018, and December 31, 2034. The base amount of the Earn-Out is $16,000,000 with an additional bonus payment of $10,000,000. The payments of the base and bonus Earn-Out amounts are subject to the Company meeting certain earnings thresholds as detailed in the CPM Purchase Agreement. The Earn-Out payments during the Earn-Out period specified above, ranges from $0 to $26,000,000.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

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

The Earn-Out liability, which represented contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the statement of operations at each reporting period since the arrangement is not subject to the accounting for hedging instruments.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The recorded values of notes payable approximate their respective fair values based upon their effective interest rates.

Reclassification

Certain amounts in the accompanying condensed consolidated statements of operations have been reclassified to conform to the current presentation. State income tax expense has been reclassified from selling, general, administrative and other expenses to income tax expense (benefit).

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at September 30, 2018, and December 31, 2017.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from inception through September 30, 2018.  As of September 30, 2018, and December 31, 2017, there were deposits of $322,693 and $537,388, respectively, which were greater than federally insured limits.

Accounts Receivable and Allowances

Accounts receivable are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable and an allowance for contractual discount pricing. Credit is extended to customers based on an evaluation of their financial condition, industry reputation, and other judgmental factors considered by the Company’s management. The Company generally does not require collateral or other security interest to support accounts receivable. Based on trends and specific factors, the customer’s credit terms may be modified, including required payment upon delivery.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

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

Accounting for Long-Lived Assets

The Company reviews long-lived assets quarterly or whenever changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents furniture and fixtures. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the consolidated cash flow measure monitored for indicators of impairment. As the cash flow measure reaches levels to indicate potential impairment, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is typically determined to be the value to repurchase furniture and fixtures.

Goodwill and Other Intangible Assets

Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified net assets acquired.  Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. The Company tests goodwill at least annually for impairment using the fair value approach on a reporting unit basis.

Since the Company is one reporting unit, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value. The fair value of the Company is determined using a market approach. If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired. The Company performs the annual assessment of the recoverability of goodwill during the fourth quarter of each fiscal year.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life. See Note 3 – “Maxim Acquisition for Goodwill and Other Intangibles” for additional related disclosures.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these goods.

The Company has contractual agreements with its customers that set forth the general terms and conditions of the relationship including line item pricing, payment terms, and contract duration.

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

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. The Company’s management reduces net revenues to account for estimates of the Company’s sales returns, discounts, and other incentives.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued, both effective and not yet effective.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s management is in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures.

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

In March 2018, the FASB issued ASU No.2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This new standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. ASU 2018-05 is effective upon inclusion in the FASB codification. The Company’s management is currently evaluating the impact that the adoption of ASU 2018-05 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by the Company’s management to have a material impact on the Company's present or future consolidated financial statements.

Note 3.  Maxim Acquisition

On the Maxim Closing Date, the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement. (See Note 1, “Nature of Operations – Overview.”)

The Company issued 4,210,526 restricted shares of its Common Stock to the Sellers in exchange for 100% of the outstanding Maxim Interests, at an agreed-upon value of $0.76 per share of Common Stock, which was equal to the 30-day volume-weighted average price (“VWAP”) of the Common Stock as of three (3) business days prior to the Maxim Closing Date. Due to the Maxim Acquisition, Reeg is a beneficial owner of more than ten percent (10%) of the Common Stock of the Company.

The Company accounted for the Maxim Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Maxim Closing Date. The assets acquired and liabilities assumed were

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

recorded as of the Maxim Closing Date at their respective fair values and consolidated with those of the Company. The reported condensed consolidated balance sheet of the Company after completion of the acquisition reflects these fair values.

The Maxim Purchase Agreement provides for a working capital post-closing adjustment (“Maxim Post-Closing Adjustment”) based on the Maxim Closing Date balance sheet for certain changes in Maxim’s current assets and current liabilities pursuant to the Maxim Purchase Agreement. The Maxim Post-Closing Adjustment was calculated to be $81,757.

The components of the aggregate purchase price for the Maxim Acquisition were as follows:

Cash	$200,000
Fair value of common stock	3,200,000
Post-closing working capital adjustment	81,757
Total purchase price	$3,481,757

The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the Maxim Closing Date of such acquisition. The following table summarizes the allocation of assets acquired and liabilities assumed of Maxim as of the Maxim Closing Date:

	Allocation of purchase price	Amortization period (years)
Cash	$136,903
Accounts receivable, net	261,431
Inventory, net	266,934
Prepaid expenses and other current assets	898
Total tangible assets acquired	666,166
Liabilities assumed	(595,037)
Net tangible assets less liabilities	$71,129

Intangible assets:
Non-compete agreements	61,766	2
510k product technology	704,380	Indefinite
Customer relationships	555,819	11
Goodwill	2,088,663	Indefinite
Total purchase price	$3,481,757

The fair value of the 510K product technology intangible asset was determined based upon a “relief from royalty” method, a form of the income approach. The “relief from royalty” method is based on the premise that a third-party would be willing to pay a royalty to use the assets owned by the subject company.  The projected after-tax royalty revenues are discounted to present value through an appropriate discount rate.

The customer relationships were valued based on an “excess earnings” method, a form of the income approach. The “excess earnings” method implies that the value of an intangible asset is equal to the present value of the cash flow attributable to that asset.  The projected revenues are based on a review of historical customer turnover.  Operating expenses and contributory asset charges are deducted from the excess cash flows, which are then discounted to present value.

The non-compete agreements were valued based on a “probable loss” method, a form of the income approach. The “probable loss” method measures an asset value by estimating the difference in cash flows generated by the business with the asset in-use versus without the asset. For the non-compete agreements, future cash flows are affected based on the revenue at risk and the ability and willingness to compete for each individual covered, then discounted to present value at an appropriate discount rate.

These fair value measurements have significant unobservable input assumptions based on Company management’s estimates and assumptions.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

The fair value of the identifiable assets, including the intangible assets noted above, may be impacted by the Company’s evaluation of deferred taxes as further discussed below and possibly by future factors that may or may not impact the fair value of the identifiable assets, including the intangible assets noted above.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the benefits the Company expects to realize by expanding its product offerings and addressable markets, thereby contributing to an expanded revenue base. The Company will also increase the size of its sales organization, while realizing cost synergies associated with eliminating redundant positions, primarily in selling, general and administrative functions.

The assets and liabilities assumed in the acquisition have been included in the Company’s condensed consolidated balance sheets as of September 30, 2018. The results of Maxim operations are included in the Company’s condensed consolidated statements of operations subsequent to the Maxim Closing Date.

Acquisition Costs

Acquisition-related expenses were $84,273 for the nine months ended September 30, 2018. These costs primarily included legal and fairness opinion fees. The Company’s management does not anticipate that the Company will incur substantial additional integration costs.

Note 4. CPM Acquisition

On December 29, 2017, the Company completed the previously-announced CPM Acquisition, pursuant to the CPM Purchase Agreement. The Company issued 50 million shares of its Common Stock, par value $0.01 per share, in exchange for 100% of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, equaling a value of $10,000,000. The remaining $26,000,000 of the purchase price consideration will be paid by the Company to NC 143 in the form of contingent Earn-Out payments based on the Company achieving certain future profitability targets for years after 2017. The effective date of the CPM Acquisition was December 31, 2017 (the “CPM Effective Date”).

The Company’s management engaged an independent third-party valuation specialist to calculate the fair value of the Earn-Out liability. The Company recorded $19,244,543 as a contingent liability related to the fair value of the $26,000,000 Earn-Out liability at its fair value as of the CPM Effective Date, with a corresponding offset to additional paid-in capital on the Company’s accompanying condensed consolidated balance sheets. The Company’s management will evaluate the estimated fair value of the Earn-Out liability each reporting period.  See Note 2 “Fair Value Measurements.”

The CPM Purchase Agreement provides for a working capital post-closing adjustment (“CPM Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Purchase Agreement. The CPM Post-Closing Adjustment was calculated to be $397,463 and was paid in cash on June 27, 2018, to NC 143, with a corresponding offset to additional paid-in capital on the Company’s accompanying condensed consolidated balance sheets.

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
Computer equipment and software	$35,984	$-
Furniture and fixtures	5,047	5,047
Office equipment	21,913	21,913
	62,944	26,960
Less: accumulated depreciation	(20,715)	(10,065)
Property and equipment, net	$42,229	$16,895

Depreciation expense for the three months ended September 30, 2018 and 2017 was $4,829 and $2,079, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $10,650 and $12,445, respectively.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

Note 6. Senior Secured Revolving Credit Facility

On December 27, 2017, the Company became party to a Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”). The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000. The RLOC bears interest at a variable rate based on the one-month LIBOR rate plus 3.00% (effective rate of 4.88% at September 30, 2018). The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. Among other covenants, the Company must not have two consecutive quarters of net losses (“Consecutive Net Losses”), must maintain a maximum senior debt to EBITDA ratio (“Senior Debt to EBITDA”) of less than 3.75x, and must maintain a minimum fixed charge coverage ratio (“FCCR”) above 1.25x. The Company’s Chairman of the Board and President personally guarantees fifty percent (50%) of the outstanding RLOC amount.

The Company was not in compliance with the FCCR requirement of the RLOC for the three-month period ending March 31, 2018. For the three-month period ended June 30, 2018, the Company was not in compliance with the Consecutive Net Losses, Senior Debt to EBITDA, or the minimum FCCR requirements of the RLOC. The Company has obtained a waiver from Amegy Bank with respect to these two events of default. Further, Amegy Bank suspended the FCCR and Senior Debt to EBITDA for the three months ended September 30, 2018 and added a minimum quarterly net income requirement of $700,000 for the three months ended September 30, 2018.

The Company was not in compliance with the minimum quarterly net income requirement of $700,000 for the three months ended September 30, 2018. The Company has obtained a waiver from Amegy Bank with respect to this failure of compliance.

The outstanding balance of the RLOC was $763,552 and $3,415,351 at September 30, 2018 and December 31, 2017, respectively. Interest expense incurred on the RLOC was $19,115 and $36,684 for the three months ended September 30, 2018 and 2017, respectively, and is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. Interest expense incurred on the RLOC was $81,641 and $95,998 for the nine months ended September 30, 2018 and 2017, respectively, and is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. Accrued interest on the RLOC at September 30, 2018 and December 31, 2017 was $1,696 and $4,927, respectively, and is reflected in accrued expenses on the Company’s accompanying condensed consolidated balance sheets.

Note 7. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the form of convertible promissory notes (“Notes”) in the aggregate amount of $150,000 bearing 10% interest per annum until December 31, 2016 (“Maturity Date”) and 18% interest per annum for periods subsequent to the Maturity Date. The Notes’ principal and interest shall be due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

During the three months ended September 30, 2018 and 2017, interest expense of $6,805 and $6,805, respectively, is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, interest expense of $20,195 and $20,195, respectively, is reflected in interest expense on the Company’s accompanying condensed consolidated statements of operations. As of September 30, 2018, and December 31, 2017, accrued interest was $52,290 and $32,096, respectively, which is reflected in accrued expenses on the Company’s accompanying condensed consolidated balance sheets.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

The Company’s management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect the interests of the Company.

Note 9. Stockholders' Equity

Stock Incentive Plans

The 2017 Equity Incentive Plan of Fuse Medical, Inc. (“2017 Plan”), is the Company’s stock-based compensation plan, which the Company’s Board adopted on April 5, 2017. The 2017 Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2017 Plan are subject to a vesting schedule as set forth in individual agreements.

The Company’s management estimates that the fair value of stock-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company’s management believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are the estimates made by the Company’s management and thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

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

For the three months and nine months ended September 30, 2018, the Board granted 150,000 and 3,630,000, respectively, of non-qualified stock option awards (“NQSO”) to the Company’s product advisory board members, certain key employees and marketing representatives. For the three months and nine months ended September 30, 2018, the Company amortized $259,638 and $485,953 relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying condensed consolidated statement of operations. For the three months and nine months ended September 30, 2017, the Company did not have NQSOs to amortize. The Company will recognize $3,075,938 as an expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s NQSO activity for the nine months ended September 30, 2018, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2017	1,302,052	$0.20	3.3	$1,717,000
Granted	3,630,000	1.06	-	-
Exercised	-	-	-	-
Forfeited	(515,000)	1.01	-	-
Expired	(2,052)	11.11	-	-
Balance outstanding at September 30, 2018	4,415,000	$0.81	7.5	$482,000
Exercisable at September 30, 2018	1,330,000	$0.20	2.7	$482,000

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018, was $0.98.

Restricted Stock Award

For the three months and nine months ended September 30, 2018, the Company amortized $52,722 and $210,888 relating to the vesting of restricted stock awards (“RSAs”), which is included in selling, general, administrative, and other expenses, on the

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

accompanying condensed consolidated statement of operations. The Company amortized an expense for RSAs of $21,125 for the three months and nine months ended September 30, 2017.

The following table summarizes RSAs activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	3,267,500	$1,813,500	$0.56
Granted	-	-	-
Vested	1,267,500	253,500	0.20
Forfeited	-	-	-
Non-vested, September 30, 2018	2,000,000	$1,560,000	$0.78

The non-vested RSAs as of September 30, 2018, were granted by the Company’s Board to the Company’s independent Board members as compensation and vest fully upon the earlier of a change in control of the Company or the Company’s listing on a national securities exchange based in the United States.

Note 10. Income Taxes

The Company began consolidating the financial results of CPM effective January 1, 2016, when the Company became the sole managing member of CPM. CPM is treated as a partnership for U.S. federal and most applicable state and local income taxes. As a partnership, CPM is not subject to U.S. federal and certain state and local income taxes. Beginning January 1, 2018, taxable income or loss generated by CPM is passed through to the Company and is included in its taxable income or loss.

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Current:
Federal	$-	$-
State	32,121	-
Income tax expense	32,121	-
Deferred:
Federal	(537,863)	-
State	-	-
Income tax benefit	(537,863)	-
Total income tax expense (benefit), net	$(505,742)	$-

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	September 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryover	$342,402	$172,704
Intangibles	-	40,342
Accounts receivable	121,355	81,927
Compensation	203,795	57,458
Inventory	216,814	25,792
Total deferred tax assets	884,366	378,223

Deferred tax liabilities:
Intangibles	(239,960)	-
Prepaid expenses	-	-
Property and equipment	(8,878)	(2,945)
Total deferred tax liabilities	(248,838)	(2,945)

Deferred tax assets, net	635,528	375,278

Valuation allowance:
Beginning of year	-	(308,026)
(Increase) decrease during year	-	308,026
Ending balance	-	-

Net deferred tax asset	$635,528	$375,278

As of September 30, 2018, the Company recognized a net deferred tax asset of $635,528, or an increase of $260,250 recognized at December 31, 2017. Consistent with the one-year period and the current business trends and expectations, the Company’s management does not deem a valuation allowance to be appropriate as of September 30, 2018.

At September 30, 2018, the Company estimates it has approximately $1,630,486 of net operating loss carryforwards which will expire during 2018 through 2037. The Company’s management believes its tax positions are highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2018, the Company’s tax years 2015 through 2017 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Expected U.S. federal incomes as statutory rate	21.0%	35.0%
State and local income taxes, net of federal benefit	-1.0%	2.6%
Permanent differences	-0.4%	3.3%
Other	0.0%	-38.3%
Effective tax rate	19.6%	2.6%

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the nine months ended September 30, 2018 and 2017, the following significant customers had an individual percentage of total revenues equaling 10% or greater:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Customer 1	18.2%	16.7%
Totals	18.2%	16.7%

At September 30, 2018 and December 31, 2017, the following significant customers had a concentration of accounts receivable representing 10% or greater of accounts receivable:

	September 30, 2018	December 31, 2017
Customer 1	14.4%	15.3%
Customer 2 - related party	10.4%	24.8%
Totals	24.8%	40.1%

For the nine months ended September 30, 2018 and 2017, the following significant suppliers represented 10% or greater of goods purchased:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Supplier 1	11.4%	11.1%
Totals	11.4%	11.1%

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 (“CPM Lease”) and (2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices (“Relocation Lease”). Both leases terminated December 31, 2017, with month-to-month renewals. For the nine months ended September 30, 2018 and 2017, the Company paid approximately $126,000 and $100,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.  The Company had $4,000 and $0 rent expense amounts due and unpaid at September 30, 2018 and December 31, 2017, respectively.

Professional Employment Organization Services

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, (“PEO”), to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of September 30, 2018, AmBio operations support approximately 70 full time equivalents (“FTE”). Of those 70 FTEs, 49 FTEs directly support the Company, 14 FTEs support the operations of other companies and the Company shares 7 FTEs with other companies.

As of September 30, 2018, and December 31, 2017, the Company owed amounts to AmBio of approximately $178,000 and $112,000, respectively, which is reflected in the accounts payable on the Company’s condensed consolidated balance sheets. For the nine months

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

ended September 30, 2018, and 2017, the Company paid approximately $152,000 and $118,000, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on wholesale contractual agreements, that the Company’s management believes are on terms and conditions substantially similar to other third-party contractual arrangements. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid, and shared-service fee arrangements.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

During the nine months ended September 30, 2018 and 2017, the Company:

•	sold products in the amounts of approximately $1,692,000 and $3,370,000, respectively, which is reflected in net revenues in the Company’s accompanying condensed consolidated statements of operations;

•

purchased approximately $650,000 and $62,000, respectively, of Orthopedic Implants, instruments, and Biologics from MedUSA, which is reflected in inventories in the Company’s accompanying condensed consolidating balance sheets; and

•	incurred approximately $1,584,000 and $668,000, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying condensed consolidated statements of operations.

As of September 30, 2018, and December 31, 2017, the Company has outstanding balances due from MedUSA of approximately $429,000 and $1,684,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

During the three months ended June 30, 2018, the Company received saleable product inventory from MedUSA as settlement of approximately $516,000 in past-due accounts receivable.  The Company’s management estimates the fair value of the received product inventory to be approximately $2,064,000.  The Company recognized $516,000 as a reduction in accounts receivable and an increase of $1,548,000 to inventories and additional paid-in-capital as an injection of capital from a related party under common control, which is reflected in the Company’s accompanying condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2018, the Company purchased approximately $545,000 in Orthopedic Implants and instruments from Overlord, which is reflected within inventories on the Company’s accompanying condensed consolidating balance sheets. The Company had no such purchases for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, the Company incurred commission costs of approximately $590,000, which is reflected in commissions in the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission costs for the nine months ended September 30, 2017.

As of December 31, 2017, the Company had accounts receivable due from Overlord of approximately $444,000, which is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets. The Company had no such accounts receivable at September 30, 2018.

NBMJ, Inc. d/b/a Incare Technology

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

During the nine months ended September 30, 2018 and 2017, NBMJ purchased equipment and related supplies aggregating to approximately $197,000, and $100,000, respectively. These amounts are reflected in net revenues in the Company’s accompanying condensed consolidated statements of operations, respectively.

As of September 30, 2018, the Company had approximately $55,000 due from NBMJ, which is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets. The Company did not have accounts receivable balances due from NBMJ at December 31, 2017.

Maxim

Maxim is a contract manufacturer and distributor of spinal implants and related instrumentation.

On the Maxim Closing Date, the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement. See Note 1, “Nature of Operations – Overview” and Note 3, “Maxim Acquisition.” Prior to the Maxim Closing Date, Mr. Reeg owned sixty percent (60%) of Maxim and served as its President.

With respect to Maxim, during the seven months ended July 31, 2018 and the nine months ended September 30, 2017, the Company:

•	sold products in the amounts of approximately $173,000 and $136,000, respectively, which is reflected in net revenues in the Company’s accompanying condensed consolidated statements of operations; and
•

purchased approximately $286,000 and $324,000, respectively, in surgical spinal implants and instruments, which is reflected in inventories on the Company’s accompanying condensed consolidating balance sheets.

The Company incurred commission costs of approximately $21,000 during the seven months ended July 31, 2018, which is reflected in commissions in the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission transactions for the nine months ended September 30, 2017. Pursuant to the Maxim Acquisition, these agreements terminated as of the Maxim Closing Date.

For the seven months ended July 31, 2018 and the nine months ended September 30, 2017, the Company earned approximately $11,000 and $12,000, respectively, pursuant to the Company’s shared services and sublease agreements. Those amounts are reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations. Pursuant to the Maxim Acquisition, these agreements terminated as of the Maxim Closing Date.

As of September 30, 2018, the Company had no outstanding unpaid accounts receivable balances due from Maxim. As of December 31, 2017, the Company had accounts receivable balances due from Maxim of approximately $50,000, which is reflected in accounts receivable on the Company’s accompanying condensed consolidated balance sheets.

At September 30, 2018, the Company had no outstanding accounts payable balances due to Maxim. As of December 31, 2017, the Company had outstanding accounts payable balances due to Maxim of approximately $93,000, for the purchase of inventory, which is reflected in inventories and accounts payable in the Company’s accompanying condensed consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2018 and 2017, the Company incurred commission costs of approximately $581,000 and $947,000, respectively, which is reflected in commissions on the Company’s accompanying condensed consolidated statement of operations.

Recon Orthopedics, LLC

Recon Orthopedics, LLC (“Recon”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2018, the Company incurred commission costs of approximately $209,000, which is reflected in commissions on the Company’s accompanying condensed consolidated statement of operations. The Company had no such commission costs for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018 and 2017, the Company earned approximately $4,000 and $12,000, respectively, pursuant to the Company’s shared-services agreement with Recon, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations. The Company terminated the shared services agreement effective April 30, 2018.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

Other

During the nine months ended September 30, 2018 and 2017, the Company generated approximately $753,000 and $547,000 in revenues, respectively, with related parties primarily for wholesale product purchases, which is reflected in net revenues in the Company’s accompanying condensed consolidated statement of operations.

For the nine months ended September 30, 2018 and 2017, the Company incurred commission costs of approximately $108,000 and $188,000, respectively, with related parties. Those amounts are reflected in commissions in the Company’s accompanying condensed consolidated statements of operations.

As of September 30, 2018, and December 31, 2017, the Company had outstanding balances due from related parties of approximately $155,000 and $164,000, respectively, which is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 9, 2018, the date the financial statements were available to be issued.

To finalize the Maxim Post-Closing Adjustment, the Company issued an aggregate of 120,231 restricted shares of Common Stock to the Sellers on October 4, 2018 at an agreed-upon value of $0.68 per share of Common Stock, which was equal to the 30-day VWAP of the Common Stock as of October 1, 2018.

On November 6, 2018, the Company’s management obtained a waiver from Amegy Bank with respect to the event of default for the three months ended September 30, 2018 to comply with the terms of the RLOC. The Company’s management executed an indicative terms and conditions agreement with Amegy Bank on October 17, 2018 to renew the RLOC. See Note 5, “Senior Secured Revolving Credit Facility.”

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc.

This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (“Financial Statements”), the audited consolidated financial statements of our Company, and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), on April 6, 2018, and amended on September 21, 2018.

Overview

We are a contract manufacturer and national distributor of medical devices offering a broad portfolio of orthopedic implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; and (iv) spinal implants for trauma, degenerative disc disease, and deformity indications (“Orthopedic Implants”). All of the medical devices we distribute are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States.

To support orthopedic surgeries, we offer biologics that include: (a) osteo-biologics (cellular bone allografts and synthetics); (b) tendons and tissues (ligaments, tendons, and dermal graft); (c) regenerative tissues (amniotic membrane (dry), amniotic membrane (injectable), and amniotic fluids (frozen and shelf stable)); and (d) autologous products (platelet - rich plasma and bone marrow aspirate concentration systems) (collectively, “Biologics”). All of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks.

We believe 2018 continues to be a year of accomplishments and investments in our future. Highlights of our 2018 strategic initiatives include:

(a)	targeted expansion with leading technology manufacturers;
(b)	recapitalization of our credit facility to provide for increased financial flexibility;
(c)	reorganization of our sales initiatives by aligning them with our growth and expansion strategies;
(d)	restructuring our associate development and compensation programs;
(e)	strengthening our vertical supply chain integration by adding new and high-value vendor relationships;
(f)	developing a scalable, cost-effective infrastructure; and
(g)	instituting uniform processes and controls with automation.

We continue to review and evaluate our product-lines, ensuring we always offer the highest-quality and cost-effective selection of Orthopedic Implants and Biologics. Additionally, we are in the process of launching our own manufactured or licensed brands to the market, which in part, will support our strategic objectives.

On August 1, 2018, we completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical, a Texas limited liability company (“Maxim”, and such acquisition the “Maxim Acquisition”), as previously reported on our Current Report on Form 8-K filed with the SEC on August 3, 2018 and amended on October 15, 2018, which is hereinafter incorporated by reference (“Maxim Form 8-K”). The Maxim Acquisition supports our business strategy of targeted expansion, since Maxim designs and manufactures its own spinal Orthopedic Implants, including the Maxim Surgical X-Treme Interbody Fusion System, which previously received 510(k) clearance from the FDA.

Critical Accounting Policies

The preparation of our Financial Statements and the related disclosures in conformity with GAAP, requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our Financial Statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies is integral to understanding our Financial Statements.

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our condensed consolidated notes to the Financial Statements beginning on page F-1 and found elsewhere in this report and in our 2017 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies” of our condensed consolidated notes to our Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our condensed consolidated statements of operations, along with a percentage of net revenues.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2018	(% Rev)	September 30, 2017	(% Rev)	September 30, 2018	(% Rev)	September 30, 2017	(% Rev)
Net revenues	$6,784,304	100%	$6,012,693	100%	$18,506,810	100%	$18,904,048	100%
Cost of revenues	3,047,373	45%	3,272,682	54%	9,941,271	54%	10,863,222	57%
Gross profit	3,736,931	55%	2,740,011	46%	8,565,539	46%	8,040,826	43%
Operating expenses:
Selling, general, administrative and other	1,932,991	28%	1,119,577	19%	6,432,798	35%	2,807,189	15%
Commissions	1,405,024	21%	1,063,506	18%	4,599,080	25%	4,558,234	24%
Loss (gain) on disposal of property and equipment	-	0%	3,058	0%	-	0%	(5,367)	0%
Depreciation	4,829	0%	2,079	0%	10,650	0%	12,445	0%
Total operating expenses	3,342,844	49%	2,188,220	36%	11,042,528	60%	7,372,501	39%
Operating income (loss)	394,087	6%	551,791	9%	(2,476,989)	-13%	668,325	4%
Other income (expense)
Interest expense	(25,920)	0%	(43,488)	-1%	(101,835)	-1%	(116,190)	-1%
Extinguishment of debt	-	0%	-	0%	-	0%	43,308	0%
Total other income (expense)	(25,920)	0%	(43,488)	-1%	(101,835)	-1%	(72,882)	0%
Operating income (loss) before tax	368,167	5%	508,303	8%	(2,578,824)	-14%	595,443	3%
Income tax expense (benefit)	90,985	1%	-	0%	(505,742)	-3%	-	0%
Net income (loss)	$277,182	4%	$508,303	8%	$(2,073,082)	-11%	$595,443	3%

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

Net Revenues

For the three months ended September 30, 2018, net revenues were $6,784,304 compared to $6,012,693 for the three months ended September 30, 2017, an increase of $771,611 or approximately thirteen percent (13%). We measure sales volume based on medical cases in which our products were used (“Cases,” and each a “Case”) and we consider direct sales to medical facilities as retail revenue and sales to non-medical facilities or sales to distributors as wholesale revenue. Generally, retail Cases in our industry command higher price-points than wholesale Cases.

The increase in net revenues is primarily a result of an approximate twenty-two percent (22%) increase in average revenue-per-Case, offset, in part, by an approximate eight percent (8%) reduction in Case volume. We believe the increase in revenue-per-Case is primarily driven by an approximate sixty-nine percent (69%) increase in retail Case volume, offset, in part, by an approximate forty-nine percent (49%) decline in wholesale Case volume. We believe the shift to increased retail Cases is primarily a result of the Maxim Acquisition and improved salesforce productivity realized from increased independent contractor headcount.

Cost of Revenues

For the three months ended September 30, 2018, our cost of revenues was $3,047,373, compared to $3,272,682 for the three months ended September 30, 2017, representing a decrease of $225,309, or approximately seven percent (7%). Cost of revenues as a percentage of net revenue was approximately forty-five percent (45%) for the three months ended September 30, 2018, compared to approximately fifty-four percent (54%) for the three months ended September 30, 2017. The decrease in cost of revenues as a percentage of net revenues was approximately nine percent (9%) and was primarily a result of (a)(i) an approximate twelve percent (12%) reduction in cost of revenues driven largely by a reduction in Case volume, offset in part by (b)(i) a two percent (2%) increase in medical instruments purchased and (ii) an approximate one percent (1%) increase in the inventory loss provision for slow-moving and obsolescence.

Gross Profit

For the three months ended September 30, 2018, we generated a gross profit of $3,736,931, compared to $2,740,011 for the three months ended September 30, 2017, representing an increase of $996,920, or approximately thirty-six percent (36%). As a percentage of net revenue, gross profit was approximately fifty-five percent (55%) and forty-six percent (46%) for the three months ended September 30, 2018 and 2017, respectively, or an increase of approximately nine percent (9%). The increase in our gross profit primarily resulted from the reduction in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended September 30, 2018, selling, general, administrative, and other expenses increased to $1,932,991 from $1,119,577 for the three months ended September 30, 2017, representing an increase of $813,414 or approximately seventy-three percent (73%). As a percentage of net revenue, selling, general, administrative and other expenses accounted for approximately twenty-eight percent (28%) and nineteen percent (19%) for the three months ended September 30, 2018 and 2017, respectively. As a percentage of net revenue, the increase of approximately nine percent ( 9% ) primarily resulted from: (a)(i) an approximate four percent (4% ) increase in stock-based compensation, (ii) an approximate four percent (4%) increase in professional fees, (iii) an approximate three percent (3%) increase in leased staffing costs for executive levels and new sales representatives; offset, in part, by (b)(i) an approximately two percent (2%) reduction in bad debt. Reflected in the professional fees and stock-based compensation increase is approximately $432,000 in payments to our product advisory boards, of which approximately $217,000 is in the form of cash expense and approximately $215,000 is non-cash stock-based compensation. Included in the professional fee increase is approximately $84,000 for legal and fairness opinion costs for the Maxim Acquisition.

Commissions Expense

For the three months ended September 30, 2018 and 2017, commissions expense was $1,405,024 and $1,063,506, respectively, resulting in an increase of $341,518, or approximately thirty-two percent (32%). The increase is primarily driven by the approximate sixty-nine percent (69%) increase in retail Cases volume. We do not incur commissions expense on revenue derived by wholesale Cases.

Depreciation Expense

For the three months ended September 30, 2018, depreciation expense increased to $4,829 from $2,079 for the three months ended September 30, 2017, representing an increase of $2,750. This increase is primarily due to the Company’s approximately $12,000 investment to upgrade our supply-chain inventory management system and new office workstations.

Interest Expense

For the three months ended September 30, 2018, interest expense decreased to $25,920 from $43,488 for the three months ended September 30, 2017. The approximate $17,568 decrease in interest expense, or an approximately forty percent (40%) decrease, is primarily the result of an approximate $948 interest rate increase from our RLOC with Amegy Bank, offset by an approximate $16,620 reduced sweep-borrowings.  Interest expense on the convertible notes to related parties for the three months ended September 30, 2018 and 2017, was approximately $6,805 for both periods, as the principal amount remains unchanged and the interest rates are fixed.

Income tax expense

For the three months ended September 30, 2018, we recorded an income tax expense of approximately $90,985. For the three months ended September 30, 2017, we did not record a tax benefit or expense as our net deferred tax asset was zero.

Net Income

For the three months ended September 30, 2018 and 2017, we had net income of $277,182 and net income $508,303, respectively, representing a decrease in net income of $231,121 or a decrease of approximately forty-five percent (45%). As a percentage of net revenues, net income declined four percent (4%), primarily resulting from: (a)(i) an approximate nine percent (9%) increase in gross profit, offset, in part, by (b)(ii) an approximate nine percent (9%) increase in selling, general, administrative, and other expenses; (iii) an approximate three percent (3%) increase in commissions, and by (iv) an approximate one percent (1%) increase in income tax expense.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

Net Revenues

For the nine months ended September 30, 2018, net revenues were $18,506,810 compared to $18,904,048 for the nine months ended September 30, 2017, representing a decrease of $397,238 or approximately two percent (2%). The decrease in net revenues resulted primarily from an approximate eight percent (8%) decrease in Cases, offset in part, by an approximate six percent (6%) increase in average revenue-per-Case. We believe that the increase in revenue-per-Case is primarily driven by an increase in retail Cases, offset, in part, by a decline in wholesale Cases.

The decrease in net revenues is primarily a result of an approximate one percent (1%) increase in average revenue-per-Case, offset, by an approximate three percent (3%) reduction in Case volume. We believe the increase in revenue-per-Case is primarily driven by an approximate forty-nine percent (49%) increase in retail Case volume, offset, in part, by an approximate thirty-six percent (36%) decline in wholesale Case volume. We believe the shift to increased retail Cases is primarily a result of the Maxim Acquisition and improved salesforce productivity realized from increased independent contractor headcount. We continue to experience industry trends of hospital and payor cost containment efforts.

Cost of Revenues

For the nine months ended September 30, 2018, our cost of revenues was $9,941,271, compared to $10,863,222 for the nine months ended September 30, 2017, representing a decrease of $921,951 or approximately nine percent (9%). Cost of revenues as a percentage of net revenue was approximately fifty-four percent (54%) for the nine months ended September 30, 2018, compared to approximately fifty-seven percent (57%) for the nine months ended September 30, 2017. The approximate three percent (3%) reduction was primarily driven by (a)(i) an approximate ten percent (10%) reduction in cost of revenues driven largely by the impact of new products as well as a change in product and customer mix, offset, in part, by (b)(i) an approximate four percent (4%) increase in the inventory loss provision for slow-moving and obsolescence, and (ii) an approximate three percent (3%) increase in medical instruments purchased.

Gross Profit

For the nine months ended September 30, 2018, we generated a gross profit of $8,565,539, compared to $8,040,826 for the nine months ended September 30, 2017, representing an increase of $524,713 or approximately seven percent (7%). As a percentage of net revenue, gross profit was approximately forty-six percent (46%) for the nine months ended September 30, 2018, and forty-three percent (43%) for the nine months ended September 30, 2017. The increase in gross profit is primarily caused by the increase in net revenues and reduction of cost of revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the nine months ended September 30, 2018, selling, general, administrative, and other expenses increased to $6,432,798 from $2,807,189 for the nine months ended September 30, 2017, representing an increase of $3,625,609 or approximately one hundred twenty-nine percent (129%). As a percentage of net revenue, selling, general, administrative, and other expenses were approximately thirty-five percent (35%) and fifteen percent (15%) for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of net revenue, the increase of approximately twenty percent (20%) is primarily the result of: (i) an approximate six percent (6%) increase in leased staffing costs for executive levels and new sales representatives, (ii) an approximate five percent (5%) increase in bad debt, (iii) an approximate five percent (5%) increase in professional fees, (iv) an approximate three percent (3%) increase in stock compensation and (v) an approximate one percent (1%) increase in costs related to information technology. Included in the professional fee increase is approximately $84,000 for legal and fairness opinion costs for the Maxim Acquisition. Reflected in professional fees and stock-based compensation is approximately $810,000 in payments to our product advisory boards. Of this amount, approximately $425,000 is in the form of cash expense and approximately $385,000 is non-cash stock-based compensation.

Commissions Expense

For the nine months ended September 30, 2018 and 2017, commissions expense was $4,599,080 and $4,558,234, respectively. Commission expense increased by $40,846 or one percent (1%). The increase resulted from an approximate forty-nine percent (49%) increase in retail Case volume primarily occurring during the three months ended September 30, 2018. We do not incur commissions expense on revenue derived by wholesale Cases.

We continue to restructure commission programs and related initiatives to contain variable costs, while driving sales performance and profitability.

Depreciation Expense

For the nine months ended September 30, 2018, depreciation expense decreased to $10,650 from $12,445 for the nine months ended September 30, 2017, representing a decrease of $1,795 or approximately fourteen percent (14%). This decrease is primarily related to the fully-depreciated fixed assets, offset, in part, by investment to upgrade our supply-chain inventory management system and new office workstations.

Interest Expense

For the nine months ended September 30, 2018, interest expense decreased to $101,835 from $116,190 for the nine months ended September 30, 2017. The $14,355, or approximately twelve percent (12%), decrease in interest expense was caused by an approximate $10,422 interest rate increase from our RLOC, offset by an approximate $24,777 in reduced sweep-borrowings.  Interest expense on the convertible notes to related parties for the nine months ended September 30, 2018 and 2017 was $20,195 for both periods, as the principal amount remains unchanged and the interest rates are fixed.

Income tax benefit

For the nine months ended September 30, 2018, we recorded an income tax benefit of $505,742 or approximately twenty percent (20%) effective tax rate of the pre-tax loss.  For the nine months ended September 30, 2017, we did not record a tax benefit or expense as our net deferred tax asset was zero.

Net Loss

For the nine months ended September 30, 2018 and 2017, we had a net loss of $2,073,082 and net income of $595,443, respectively, representing a reduction in earnings of $2,668,525 or a decrease in profitability as a percentage of net revenues of approximately fourteen percent (14%). As a percentage of net revenues, the increase in net loss is primarily a result of (a)(i) an approximate twenty percent (20%) increase in selling, general, administrative, and other expenses and (ii) an approximate one-percent (1%) increase in commissions, offset, in part, by (b)(i) an approximate increase of four percent (4%) in gross profit and (ii) an approximate increase of three percent (3%) in income tax benefit.

Liquidity and Capital Resources

As a contract manufacturer and national distributor of medical devices, the main sources of our liquidity are our operations and our RLOC. The primary uses of our liquidity are payment of commissions, payroll, and professional fees.

Our strategic growth plan provides for capital investment to upgrade our financial systems, support our infrastructure, and increase our support staff. This investment is deemed essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $200,000 to $400,000 and anticipate the investment to occur during the first half of fiscal year 2019. Our projections for calendar years 2018, 2019, and 2020, include expansion opportunities through carefully evaluated vertical integration opportunities, acquisitions, and our five-year projections include continued investment in our independent contractor sales team, including focused training, development, and accountability.

At September 30, 2018, our current assets exceeded our current liabilities by $9,328,104 (our “Working Capital”), which included $594,880 in cash and cash equivalents. As of November 9, 2018, we had approximately $2,043,000 in available cash. We maintain our cash with large financial institutions. We believe our operations, Working Capital, and RLOC will enable us to support our growth strategies.

Cash Flows

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$2,938,508	$1,696,976
Net cash used in investing activities	(99,081)	(11,601)
Net cash used in financing activities	(3,049,262)	(1,601,638)
Net (decrease) increase in cash and cash equivalents	$(209,835)	$83,737

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities was $2,938,508 compared to $1,696,976 for the nine months ended September 30, 2018, representing an increase of seventy-three percent (73%).

For the nine months ended September 30, 2018, our net cash provided by operating activities resulted primarily from: (a)(i) a $2,598,303 reduction in accounts receivable, net, (ii) a $1,913,542 reduction in inventories, net, (iii) a $568,280 increase in accrued expenses, and (iv) a $10,396 reduction in prepaid expenses; offset, in part, by (b)(i) $1,711,473 of net loss adjusted for non-cash items, and (ii) a $440,540 reduction in accounts payable.

During the nine months ended September 30, 2017, net cash provided by operating activities was $1,696,976, which resulted primarily from: (a)(i) a $2,177,554 reduction in inventories, net, (ii) $216,387 of net income adjusted for non-cash items, and (iii) a $128,478 decrease in accounts receivables; offset, in part, by (b)(i) a $409,705 decrease in accounts payable, (ii) a $404,106 reduction in accrued expenses, and (iii) a $11,632 increase in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2018, our net cash used in investing activities was $99,081, which resulted from (i) $63,097 for the Maxim Acquisition, net of cash acquired and (ii) $35,984 for the purchase of property and equipment for the upgrade to our supply-chain inventory management system and new office workstations.

For the nine months ended September 30, 2017, our net cash used in investing activities was $11,601, which resulted from a $20,333 purchase of property and equipment; (b)(ii) offset, in part, by $8,732 in insurance settlement proceeds.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2018, net cash used in financing activities was $3,049,262, compared to $1,601,638 used in financing activities for the nine months ended September 30, 2017. This increase in net cash used in financing activities resulted primarily from (a) $2,651,799 in net payments on our RLOC, and (ii) $397,463 purchase price adjustment for the acquisition of CPM Medical Consultants, LLC (“CPM”, and such acquisition the “CPM Acquisition”).

The $1,601,638 in net cash used in financing activities for the nine months ended September 30, 2017, was primarily caused by
(a)(i) $1,443,891 in distributions to CPM members prior to the CPM Acquisition and (ii) by $157,747 in net payments on the RLOC.

Credit Facility

The information set forth in “Part II – Item 3. Defaults Upon Senior Securities” of this Form 10-Q regarding the RLOC with Amegy Bank is incorporated into this section of Part I – Item 2 by reference.

Capital Expenditures

For the nine months ended September 30, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2018, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Starting in September 2017, under the supervision of our Board and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we began to analyze and assess our internal controls over financial reporting on the basis of the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control – Integrated Framework (“COSO Framework”), which is a subset of our disclosure controls and procedures, to provide the evaluation required by Section 13a-

15(b) of the Exchange Act. Our analysis and assessment of the internal controls over financial reporting has followed and is expected to follow the below timeline and milestones:

PhaseCompleted/Expected to Complete

•	Phase I – Risk Assessment and ScopingCompleted - Fourth Quarter 2017
•	Phase II – Documentation of Key Controls and ProcessesCompleted - Fourth Quarter 2017
•	Phase III – Gap Assessment and RemediationCompleted - First Quarter 2018
•	Phase IV – Walkthroughs, Testing, and Remediation[1]On-going 2018 – In progress
•	Phase V – Assessment Complete[2]Fourth Quarter 2018 – In progress

1First round of key control walkthroughs and first round of testing completed as of June 30, 2018. Second round of key control testing scheduled for Fourth Quarter 2018.

2Upon second round of key control testing during fourth quarter 2018, assessment of internal controls over financial reporting will be complete.

Until our assessment of internal controls over financial reporting is completed during the fourth quarter of 2018, our Chief Executive Officer and Chief Financial Officer cannot yet conclude that our disclosure controls and procedures are effective. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2018.

Because our Chief Executive Officer and Chief Financial Officer were unable to complete their full assessment regarding the establishment and maintenance of adequate internal controls over our financial reporting using the criteria set forth by the COSO Framework, we are unable to conclude that internal controls over financial reporting were effective as of September 30, 2018. As a result, we must conclude that our internal controls over financial reporting were not effective as of that date.

Our Board, Chief Executive Officer, and Chief Financial Officer have engaged an independent third-party to assist in establishing a sustainable framework and processes to ensure adequate internal controls over financial reporting. We anticipate that our secondary testing under the COSO Framework will be completed no later than December 31, 2018.

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

FUSE MEDICAL, INC.

Date: November 13, 2018	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)