Form 10-K
period 2018-12-31
Fuse Medical, Inc.
filed 2019-03-21
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,959,716.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 14, 2019, 74,600,181 shares of the registrant’s Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Any and all statements contained in this 2018 Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this 2018 Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations; (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items; (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”); (iv) our beliefs regarding potential clinical and other health benefits of our medical products; and (v) the assumptions underlying or relating to any statement described in clauses (i), (ii), (iii), or (iv), above.

Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks, uncertainties, and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: (i) our inability to obtain adequate financing; (ii) the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity; (iii) our inability to expand our business; (iv) significant government regulation of our business and the healthcare industry; (v) lack of product diversification; (vi) existing or increased competition; (vii) results of arbitration and litigation; (viii) stock volatility and illiquidity; and (ix) our failure to implement our business plans or strategies. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this 2018 Annual Report appear in “Item 1A, Risk Factors” (“Risk Factors”) and elsewhere in this 2018 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the Risk Factors. We disclaim any obligation to update the forward-looking statements contained in this 2018 Annual Report to reflect any new information, future events or circumstances, or otherwise.

Readers should read this 2018 Annual Report in conjunction with (i) the discussion under the caption Risk Factors, (ii) our audited consolidated financial statements as of December 31, 2018, and 2017, and the related notes therein included in this 2018 Annual Report, beginning on page F-1 (“Financial Statements”), and (iii) other documents which we may file from time to time with the SEC.

Explanatory Note

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, this 2018 Annual Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K, promulgated under the Exchange Act.

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

On December 19, 2016 (the “Change-in-Control Date”), we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between NC 143 Family Holdings, LP, a Texas limited partnership (“NC 143”) which is controlled by Mark W. Brooks (“Mr. Brooks”), our Chairman of our Board of Directors (“Board”) and President; and Reeg Medical Industries, Inc., a Texas corporation, (“RMI”, and together with NC 143, the “Investors”), which is owned and controlled by Christopher C. Reeg, our Chief Executive Officer and Secretary (“Mr. Reeg”). The closing of the Stock Purchase Agreement resulted in a change-in-control of our Company whereby the Investors beneficially acquired approximately 61.4% of our issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”), immediately after the Change-in-Control Date.

On December 31, 2017 we completed the acquisition of CPM Medical Consultants, LLC (“CPM”) in which we purchased all outstanding membership units of CPM pursuant to the securities purchase agreement (“CPM Acquisition Agreement” and such transaction the “CPM Acquisition”). In the CPM Acquisition, Fuse was the legal acquirer, and for accounting purposes, CPM was deemed to have acquired Fuse. As a result, this 2018 Annual Report reflects CPM as the reporting entity for 2017 and 2016 and is consolidated with Fuse effective on the Change-in-Control Date.

Maxim Acquisition

On July 30, 2018, we, entered into that certain securities purchase agreement (the “Maxim Purchase Agreement”), by and between , Palm Springs Partners, LLC d/b/a Maxim Surgical, a Texas limited liability company (“Maxim”), RMI, Mr. Amir David Tahernia, an individual (“Tahernia”, together with RMI, the “Sellers”), and Tahernia in his capacity as the representative of the Sellers (the “Sellers’ Representative”) dated July 30, 2018, pursuant to which we agreed to purchase all of the outstanding equity securities of Maxim (“Maxim Interests”) from the Sellers (such transaction, the “Maxim Acquisition”) for aggregate consideration of approximately $3,400,000, as reported on our Current Report on Form 8-K filed with the SEC on August 3, 2018, and amended by Current Report on Form 8-K/A, filed with the SEC on October 15, 2018, and herein incorporated by reference. Before the Maxim Acquisition, Mr. Reeg served as Maxim’s President and was a beneficial owner of more than five percent (5%) of our Common Stock as contained in this 2018 Annual Report.

On August 1, 2018 (“Maxim Closing Date”), we completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement, as more fully described in “Item 13. Certain Relationships and Related Transactions and Director Independence” contained in this 2018 Annual Report.

Overview

We are a national distributor of medical devices providing a broad portfolio of orthopedic implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) full spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”); and (v) a wide array of osteo-biologics, regenerative tissues and amniotic tissue, which include human allografts, substitute bone materials, and tendons and regenerative tissues and fluids (“Biologics”). All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices through various transactions. For example, we acquired the Maxim X-Treme Interbody Fusion System (“Maxim X-Treme System”) through the Maxim Acquisition, which represented a significant step toward expanding our Company from a medical device distributor into an integrated medical device distributor that also operates as the FDA’s manufacturer of record (the “Manufacturer”) and as an FDA-registered medical device specification developer and repackager/relabeler.

Distribution

We believe our broad portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and cost-effective solutions for our customers, which include hospitals, medical facilities, and sub-distributors. We operate under exclusive and non-exclusive agreements with our vendors, contract manufacturers and supply partners in the geographic territories that we serve.

We pride ourselves on developing collaborative supplier relationships resulting in a strong and diverse supplier network. Currently we maintain distribution agreements with approximately 55 different suppliers, with our top five suppliers representing approximately 39% of our consolidated cost of revenue and our top ten suppliers representing more than 50% of our consolidated cost of revenues.

One of our significant Biologics suppliers is Vivex Biomedical, Inc., a biomedical company, focused on cellular therapies that treat orthopedic, spine, wound, and soft tissue indications. OrthoSolutions Group Ltd., Inc. is one of our largest suppliers of Orthopedic Implants for lower extremities as well as FH Orthopedics, Inc. for shoulder replacement systems. Another supplier we have is Spinal USA for medical devices used in spine surgeries. During 2016, we contracted with Tyber Medical, LLC, a manufacturer of Orthopedic Implants, to develop and expand our private label initiatives, including for foot, ankle, and spinal implant related products.

During 2018, we successfully entered into new stocking distribution agreements with two (2) manufacturers for non-exclusive distribution rights in the United States for their total knee and total hip replacement systems, as our replacement suppliers for UOC USA, Inc., which terminated February 28, 2018. For more information on the termination of our contract with UOC USA, Inc., please see “Item 9B. Other Information” on our Annual Report on Form 10-K for the year ended December 31, 2017. We are also evaluating the opportunity to license those manufacturers’ technology for our own branding opportunities and would allow us the right to expand the product portfolio offerings.

To further our business objectives, we use our knowledge of the healthcare industry and leverage our relationships with key suppliers, manufacturers, facility materials management, and distribution channels. In 2018, we established Scientific Advisory Boards (“SABs”) to assist with our product development and design input. Members of our SABs include the heads of teaching hospitals and universities, clinical residency programs, and clinical fellowship programs at some of the most respected institutions in the nation. Our SABs have provided valuable insight for both our products coming to market as well as the design and development of new products in our pipeline. We continuously review our product lines, both internally and with our SABs, by proactively evaluating product trends to ensure we offer a comprehensive, high-quality, and cost-effective selection of Orthopedic Implants and Biologics. We believe these efforts enable us to become leaders in our industry and to expand our existing customer base.

Manufacturing

Due to the Maxim Acquisition, we are now an FDA-registered medical device specification developer and repackager/relabeler and the Manufacturer of the Maxim X-Treme System. The FDA has granted 510(k) clearance (“510(k) Approval”) to our Maxim X-Treme System, authorizing us to commercially distribute the Maxim X-Treme System. The 510(k) Approval process, also known as pre-market notification, requires demonstrating that the new medical device is substantially equivalent to a legally U.S. marketed medical device. Once a device receives a 510(k) Approval, maintaining that status is based on compliance with annual requirements set by the FDA.

To produce our Maxim X-Treme System, we purchase raw materials, primarily consisting of Solvay Zeniva® PEEK polymers, from our domestic supplier, Solvay, and contract directly with AR Fabricating, our contract manufacturer for the Maxim X-Treme System. We do not believe there are material risks associated with contracting with only one (1) supplier for our raw materials, as we typically obtain adequate supplies of raw materials for our products, and believe it is unlikely there would be a shortage of these raw materials in the future. As of the date of this 2018 Annual Report, we have not experienced any adverse sourcing, delays, or issues regarding our raw materials.

During 2018, we also began building on our private label products through key relationships and suppliers. Our private label portfolio consists of (i) our amniotic membrane product line that includes AmBioChoice and AmBioChoice Plus; (ii) our internal fixation product line for foot and ankle procedures, which includes small bone screws and the FuseFix Hammertoe implant; and (iii) our cervical and lumbar interbody spacer product line that features titanium-coated surfaces to promote bone in-growth during spinal fusion surgeries.

Public Recognition

Our acquisition of CPM significantly expanded our product lines, operations, and competitive reach. Fuse was named and ranked fifty-sixth (56th) on the Deloitte’s 2018 Technology Fast 500TM, an annual ranking of the fastest growing North American companies in the technology, media, telecommunications, life sciences and energy technology sectors. We were also named and ranked the one hundred forty-third (143rd) largest public company by revenue in the Dallas-Fort Worth metropolitan area, by the Dallas Morning News in August 2018.

Customer Base and Product Distribution Channels

We primarily resell products that we acquire either directly from medical device manufacturers or from authorized distributors. We use two (2) retail distribution models to distribute our products to hospitals and surgical facilities including (i) direct employed and contracted sales representatives, and (ii) commission-paid sub-distributors (the “Retail Model”). Further, we use a wholesale distribution model with independent sub-distributors (the “Wholesale Model”). Under our Retail Model, our representatives and commission-paid sub-distributors use their business contacts to expand and establish relationships to build our target medical facility customer base. For the years ended December 31, 2018 and 2017, our Retail Model generated, in aggregate, approximately eighty-two percent (82%) and sixty-four percent (64%), respectively, of our revenues. For the years ended December 31, 2018 and 2017, our Wholesale Model generated, in aggregate, approximately eighteen percent (18%) and thirty-six percent (36%), respectively, of our revenues.

Our largest customers are hospitals and surgical facilities, and our largest customer represents approximately twenty percent (20%) of our consolidated net revenues for the year ended December 31, 2018. We continue to develop and expand our customer portfolio through building relationships with key medical professionals in the geographic areas we serve. We provide on-going product training and support to our sales representatives and independent contractors along with product manufacturer marketing materials to ensure customer satisfaction with the products we offer. We believe focusing on these key areas is essential to growing our customer base and revenues.

Competition

As a national distributor, we primarily compete with other distributors, as well as large, vertically-integrated medical device manufacturers that enjoy well-established distribution channels, national sales networks, direct sales models, and participation in large group purchasing organizations contracted with major hospitals and surgery centers.

We believe that our status as the Manufacturer and distributor of FDA-approved Maxim X-Treme System, sets us apart from other distributors and gives us a competitive advantage against distributors who are not able to manufacture their own products.

Generally, we view Stryker Corporation, Smith & Nephew, and Orthofix International, N.V., as examples of our vertically-integrated competitors. We believe those competitors, and companies like them, only distribute products they manufacture and have significant costs related to research and development and organizational support. Conversely, we sell a broad portfolio of specialized third-party manufacturers’ products and have no costs related to research and development for such third-party products, nor do we have similar costs for organizational support since we are not vertically-integrated. Thus, we believe our competitive advantage lies primarily with our single-source fulfillment sales model, allowing us to offer a broader assortment of several manufacturers’ products. Furthermore, as a manufacturer for some medical devices, we do not have significant costs associated with research and development or organizational support. Thus, we generally see immediate increases in revenues because of the increased gross margins afforded by the lower costs associated with being a manufacturer. Accordingly, the compensation packages we offer to our employed sales team have higher-earning potentials than the compensation packages our competitors offer, allowing us to attract and retain talented and experienced employees.

We contract primarily with small- and medium-sized manufacturers of Orthopedic Implants that are subject to FDA compliance and approval standards. These manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures. Because of our organizational structure, large distribution footprint, and our sales model, we tend to align well with our specialized suppliers’ competitive strategies, which we believe results in more partnerships with such suppliers than our competitors, because we can purchase large quantities of their product as a wholesale customer.

We believe the competition in our industry is primarily caused by continued mergers and acquisitions of smaller distributors by larger, vertically-integrated companies that produce, market and distribute medical devices, Orthopedic Implants, and Biologics. Our vertically-integrated competitors benefit from their ability to control costs for the devices they manufacture and distribute. Moreover, the market in which we operate is sensitive to changes in third-party and government reimbursements and, to a lesser degree, competitive discount pricing. We believe that our industry will continue to see increased mergers and acquisitions because the market is significantly fragmented with numerous medical device distributors and specialized suppliers offering similar product portfolios throughout the United States.

Intellectual Property

We pursue strategic alliances and partnerships through intellectual property (“IP”) license agreements, and secure key purchase agreements from suppliers to build upon our portfolio of IP.

We also maintain stocking distribution agreements providing for exclusive distribution rights in certain geographic areas and use of associated trademarks, service marks, and tradenames for the sale and promotion of the products we offer, which generally have durations of one (1) to three (3) years, subject to renewal terms. Furthermore, we require leased employees, independent contractors, consultants, and advisors to execute agreements, with varying terms of one (1) to three (3) years, that assign to us the IP existing and generated from their work. We believe our IP and exclusive distribution agreements provide us with important competitive advantages by (i) increasing our brand awareness and the brand awareness of the products we distribute; and (ii) ensuring that we use the latest design and manufacturing technology for our products that are perceived to be important to our customers.

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

FDA Regulations

The manufacturers and suppliers of the products we market are subject to extensive regulation by the FDA, other federal governmental agencies, and state authorities. These laws and regulations govern the approval of, clearance of, or license to commercialize medical devices (such as Orthopedic Implants), and Biologics. This includes compliance with the standards and requirements related to the design, testing, manufacture, labeling, promotion, and sales of the products, record keeping requirements, tracking of devices, reporting of potential product defects and adverse events, conduct of corrections, and recalls and other matters. As a distributor, marketer, and now, an FDA-registered medical device specification developer and repackager/relabeler of such FDA-regulated products, we are subject to independent requirements to register and list certain products. We may be required to obtain state licensure or certifications and we may be subject to inspections, in addition to complying with requirements that apply to the manufacturers of the products we market. Failure to comply with those applicable requirements could result in a wide variety of enforcement actions, ranging from warning letters to more severe sanctions such as fines, civil penalties, operating restrictions, injunctions, and criminal prosecutions. To support our Biologics product lines, we are a registered establishment with the FDA for the storage and distribution of human cells, tissues, and cellular and tissue-based products (HCT/Ps).

Healthcare Laws and Regulations

We are required to comply with federal and state healthcare laws and regulations. Such healthcare fraud and abuse laws apply to the relationships that we and our distributors have with healthcare professionals and entities, such as physicians and hospitals. U.S. federal health care laws including laws related to false claims, health care fraud and abuse, physician self-referrals, and anti-kickbacks apply when we or are customers submit claims for items or services that are reimbursed under federally-funded health care programs (such as Medicare or Medicaid). In comparable fashion, state health care laws of a similar nature apply to state-funded health care programs and may also apply with private third-party payors. The requirements of these laws are complex and subject to varying interpretations. If we fail to comply with these laws, we could be subject to federal or state government investigations, substantial fines, exclusion from future participation in government healthcare programs, and civil or criminal sanctions. Such sanctions and damages could adversely affect the economic viability of our Company.

We instituted a company-wide compliance program for all employees, vendors, and contractors. During 2018, we hired a compliance officer who is responsible for developing compliance programs, reviewing our policies, overseeing adherence to those policies, and advising management on possible risks. Our policies related to this realm include general ethical business practices as well as specific operating policies and training to ensure compliance with relevant and applicable healthcare laws and regulations that include the laws referenced above in addition to other applicable laws, such as Health Insurance Portability and Accountability Act of 1996, as amended (“HIPPA”) and the Physician Payments Sunshine Act.

Employees

We engage AmBio Staffing, LLC (“AmBio”) a Texas licensed professional employment organization, to provide us with payroll processing, employee benefit administration, and related human capital services. As of March 14, 2019, AmBio supports approximately 69 full time equivalents (“FTE”). Of those 69 FTEs, 48 FTEs directly support us, 14 FTEs support the operations of other companies, and we share 7 FTEs with other related companies.

ITEM 1A. RISK FACTORS.

Our business and an investment in our securities are subject to a variety of risks. The following Risk Factors describe some of the most significant events, facts, and circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our strategies and business plans, and the market price for our securities. Many of these events are outside of our control. If any of these events actually occur, our business, financial condition, or results of operations may be materially adversely affected, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investments. We believe our Common Stock continues to be low volume traded and therefore, subject to significant volatility.

Risks Related to Our Business and Industry

If the statutes and regulations in our industry change, our business could be adversely affected.

The U.S. healthcare industry has undergone significant changes designed to improve patient safety, improve clinical outcomes, and increase access to medical care. These changes include enactments and repeals of various healthcare related laws and regulation. Our operations and economic viability may be adversely affected by the changes in such regulations, including: (i) federal and state fraud and abuse laws; (ii) federal and state anti-kickback statutes; (iii) federal and state false claims laws; (iv) federal and state self-referral laws; (v) state restrictions on fee splitting; (vi) laws regarding the privacy and confidentiality of patient information; and (vii) other laws and government regulations.

If there are changes in laws, regulations, or administrative or judicial interpretations, we may have to change our business practices, or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition, and results of operations.

U.S. federal and state governmental regulation could restrict our ability to sell the products.

Our business is subject to highly complex and evolving regulatory and licensing requirements that are subject to uncertainty, rapid change, differing interpretations, and rigorous regulatory enforcement. Failure to comply with such regulatory requirements may result in civil or criminal penalties, including the loss of licenses or the exclusion from future participation in government healthcare programs. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any state or federal regulatory or enforcement review of our Company, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will affect our Company on a going-forward basis only. Any investigation or challenge could have a material adverse effect on our reputation, business, financial condition, and results of operations.

Our operating earnings are dependent on certain significant suppliers.

We use original equipment manufacture suppliers to support our operations. We distribute products from nearly fifty-five (55) suppliers and are dependent on these suppliers for the continuing supply of products. In 2018, purchases of products from our largest supplier accounted for approximately eighteen percent (18%) of consolidated cost of revenues. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. An unforeseen delay in raw material supplies, a change in terms by a significant supplier, or a decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors could have a material adverse effect on our results of operations and financial condition.

Product pricing is subject to regulatory control.

Routinely, the pricing and profitability of the products we sell are subject to control by third-party payors. The continuing efforts of governmental and other third-party payors to contain or reduce the cost of healthcare through various means may adversely affect our ability to successfully commercialize our products. We anticipate that there will continue to be federal and state proposals to implement similar governmental control, although it is unclear which proposals will ultimately become law, if any. Direct or indirect changes in prices, including any mandated pricing, could impact our revenues, profitability, and financial performance.

The FDA regulates the manufacturers and suppliers of the products that we sell, market, manufacture, and distribute, and regulatory compliance is costly and could contribute to delays in the availability of our products.

Under FDA regulations, we are subject to the same FDA regulation as the manufacturers and suppliers to whom we distribute. These regulations govern (i) the manufacturing and processing of cellular and tissue products; (ii) the introduction of new medical devices; (iii) the observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion, and sales of the devices; (iv) the maintenance of certain records; (v) the ability to track devices; (vi) the reporting of potential product defects; (vii) the importing and exporting of devices; and (viii) various other matters. Furthermore, manufacturers that create the products we market face an increasing amount of scrutiny and compliance costs as more states implement regulations governing medical devices and Biologics. In addition, we are subject to ongoing compliance concerning our 510(k) Approvals, as well as potential onsite inspections by the FDA. Being found in violation and failing to correct an FDA compliance issue, could potentially result in product recall, product seizure, or the de-listing of our products with 510(k) Approval. These types of FDA regulations could affect many of the products we market, impacting our revenues and profitability, results of operations, and working capital.

Future regulatory action remains uncertain.

We operate in a highly-regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our reputation, business and operations.

Our revenues will depend on our customers’ continued receipt of adequate reimbursement from private insurers and government sponsored healthcare programs.

Political, economic, and regulatory influences continue to change the healthcare industry in the United States. The ability of hospitals to pay fees for our products partially depends on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other similar organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals.

Major third-party payors of hospitals, such as private healthcare insurers, periodically revise their payment methodologies based, in part, upon changes in government sponsored healthcare programs. We cannot predict these periodic revisions with certainty, and such revisions may result in stricter standards for reimbursement of hospital charges for certain specified products, potentially adversely impacting our business, results of operations, and financial conditions.

The FDA and similar state authorities require us to list and register certain products, because we are a distributor, marketer, specification developer and repackager/relabeler and Manufacturer for FDA-regulated products.

As a distributor, marketer, and now a specification developer and repackager/relabeler of FDA-regulated products, we may be subject to independent requirements to register and list certain products. We may be required to obtain state licensure or certifications and may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with such applicable requirements could result in a wide variety of enforcement actions, ranging from warning letters to more severe sanctions, such as significant costly fines and civil penalties, operating restrictions, injunctions, and criminal prosecutions, all of which could adversely impact our business.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we may become the subject of claims of infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.

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

A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.

We rely extensively on our information technology (“IT”) systems to manage scheduling and financial data, communicate with customers and their patients, vendors, and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber-attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. Additionally, while we currently do not have cybersecurity coverage, we plan to evaluate options for this type of coverage in 2019.

We depend on the knowledge and skills of our executives and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.

We benefit substantially from the leadership and performance of our executives and certain key employees. For example, key members of our executive team have experience with successfully scaling an early stage medical device company to achieve profitability. Our success will depend on our ability to retain our current executives and key employees, and to attract and retain qualified personnel in the future. Competition for executives and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel nor attract new, qualified personnel. This uncertainty may be especially true during periods in which we face challenges such as financial difficulties or a reduced stock price. The loss of the services of certain members of our executives or key employees could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements. Each member of the executive team and our key employees may terminate employment without notice and without cause or good reason. The members of our executive team are not subject to non-competition or employment agreements. Accordingly, the adverse effect resulting from the loss of certain members of the executive team could be compounded by our inability to prevent them from competing with us.

Pressure to contain costs and reduce prices could negatively impact on our future operations.

Pricing pressure has increased in our industry primarily due to continued consolidation among healthcare providers, trends toward managed care, the recent shift toward increased government involvement of healthcare costs, and laws and regulations relating to reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures could unfavorably impact our business, future operating results and financial condition.

We have significant concentration in and dependence on a small number of customers.

In 2018, our top customer represented approximately twenty percent (20%) of our consolidated net revenues. If an existing contract with one of our few top customers expires without being replaced or the customer or certain healthcare provider customer terminates the contract prior to its expiration, we could lose that customer relationship, which could adversely impact our business, future operating results, and financial condition.

To grow revenues and profitability from certain products, we must expand our relationships with hospital systems, third-party distributors and independent sales representatives, whom we do not control.

We derive significant revenues through our relationships with hospital systems, distributors and independent sales representatives. If such a relationship terminated or otherwise negatively impacted for any reason, it could materially and adversely affect our ability to generate revenues and profits. Because the independent distributor often controls the customer relationships within its territory, there is a risk that if our relationship with the distributor ends, we could lose our relationship with our ultimate customer.

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

Our growth and profitability will depend in large part upon the effectiveness of our marketing strategies and investments.

Our future growth and profitability will partially depend on our marketing performance and appropriate cost structure, including our ability to:

•	create greater awareness of the products we sell and the excellent quality control and customer service of our Company;
•	identify and utilize the most effective sales representatives who are experienced with understanding the advantages of our products and who can effectively communicate that to our customers; and
•	effectively scale marketing and administrative expenditures with revenue value and profitability.

Ineffective sales representatives, promotional efforts, and management of working capital could adversely affect our future results of operations and financial condition.

Interruption of manufacturing operations could adversely affect our business.

Our suppliers have manufacturing facilities for certain product lines that may be concentrated in one (1) or more plants. Damage to these facilities or issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to quality systems regulations, equipment breakdown or malfunction, among other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing of certain products, we may be unable to quickly shift to alternate means of production to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals. We may experience loss of market share, additional expense, or harm to our reputation.

Additionally, we contract with only one (1) supplier for the raw materials (polymers) that we use to produce our products. While we have not experienced a shortage of polymers in the past and believe that it is unlikely that there will be one in the future, if there were a shortage of polymers, it could either increase the cost of production for or prevent us from being able to produce some of our products, which could adversely affect our future results of operations and financial condition.

We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements.

We are exposed to potential product liability risks inherent in the design, manufacturing, and marketing of medical devices, many of which are implanted in the human body for long periods of time or indefinitely. These matters are subject to many uncertainties and outcomes are not predictable. In addition, we may incur significant legal expenses regardless of whether we are found to be liable.

While we maintain product liability insurance, there can be no assurance that such coverage is sufficient to cover all product liabilities that we may incur. We are not currently subject to any product liability proceedings, and we have no reserves for product liability disbursements. However, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of the usage and delivery of our products. Should we incur product-related liabilities exceeding our insurance coverage, we would be required to use available cash or raise additional cash to cover such liabilities.

Uncertainty in future changes to tax legislation, regulatory reform, or policies could have a material adverse effect on our business.

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. The recently enacted U.S. tax reform legislation referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform Law”), significantly changes how the U.S. taxes corporations, and many of those changes went into effect for the first time for the 2018 tax year. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform Law will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the U.S. Tax Reform Law, collect and prepare necessary data, and interpret any additional guidance, we may adjust the provisional amounts that we have recorded, which may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, state or local jurisdictions may enact tax laws in response to the U.S. Tax Reform Law that could result in further changes to taxation and materially affect our financial position and results of operations.

We do business with companies that are owned or controlled by our Chief Executive Officer and Chairman of the Board and President, which could create actual or potential conflicts of interest.

Members of our executive team, including our Mr. Reeg and Mr. Brooks, have economic interests in other companies with which we do business. These relationships could create, or appear to create, potential conflicts of interest. Such a conflict of interest could potentially cause a member of our executive team to seek to advance his economic interests above ours. Moreover, transactions with related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties.

While we have policies and procedures in place to prevent conflicts of interest from resulting in a transaction that is unfavorable to our Company, there can be no assurance that our policies and procedures will prevent us from entering into a transaction that is not in our best interests or the best interests of our Stockholders. If we do enter into an agreement with a related party with terms less favorable to us than we could have negotiated with an unrelated party, it could have a material adverse effect on our results of operations and financial condition.

Some members of our executive team may dedicate inadequate time and attention to our Company.

Our Chief Executive Officer, Chairman of the Board and President, and Chief Financial Officer may become distracted by other matters, reducing the amount of time they allocate to the affairs of our Company. For example, Mr. Reeg and Mr. Brooks both own other companies, and they may allocate more of their time to the operations of those companies. If members of our executive team devote more substantial amounts of their time to those matters in the future, their ability to devote sufficient time to our operations may be limited and could negatively impact our business.

Future business combinations or acquisitions may be difficult to integrate, which could cause us to shift our attention away from our primary business and its operations.

We may pursue future business combinations with other companies or strategic acquisitions of complementary businesses, product lines, or technologies. There can be no assurance that such acquisitions will be available at all, nor on terms acceptable to us. These transactions may require additional capital, which may increase our indebtedness or outstanding shares, resulting in a dilution to our stockholders or a reduction in working capital. The inability to obtain such future capital may inhibit our growth and operating results. Integration of acquisitions or additional products can be costly, time-consuming, and complicated which could significantly impact operating results. Furthermore, the integration of any acquisition may disproportionally divert our executive team’s time and resources from our primary business and its operations. We may sell some or all of our product lines to other companies or we may agree to merge with another company. There can be no assurance that future transactions will ultimately benefit our Company. If we face difficulty integrating future acquisitions or if our executive team’s attention is diverted, our future results of operations may negatively impact our business, results of operations, and financial condition.

General economic conditions may adversely affect demand for our products and services.

Poor or deteriorating economic conditions in the U.S. could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase, which would negatively affect our cash flows and profitability. These and other possible consequences of financial and economic decline could have material adverse effect on our business, results of operations, and financial condition.

Risks Related to Ownership of Our Common Stock

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly-traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations.

For example, we cannot provide assurance that, in the future, our executive team will not find a material weakness in connection with its periodic review of our internal controls and processes over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our executive team to assess the effectiveness of our internal controls over financial reporting as of the end of our fiscal year with enough time to state that such assessment will have been fairly stated in our 2018 Annual Report, or state that we have maintained effective internal controls over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we disclose any material weakness in our internal controls over financial reporting, our stock price could decline.

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

Historically, the market price for our Common Stock has been highly volatile and trades at low volumes. From time to time, the market has experienced significant price and volume fluctuations, which we believe are unrelated to our operating performance. Fluctuations in the trading price or liquidity of our Common Stock may reduce the value of an investment in our Common Stock.

Factors that may have a significant impact on the market price and marketability of our Common Stock include:

•	changes in national healthcare policies and practices;
•	third-party reimbursement policies;
•	adverse legislation, including changes in governmental regulation and investigations;
•	litigation and government proceedings;
•	uncertainty related to future legislation, regulatory reforms, or policy changes, including the impact of the U.S. Tax Reform Law;
•	announcements of technological innovations or new commercial products by our collaborative partners, our present competitors, or potential competitors;
•	developments in our relationships with employees, suppliers, or collaborative partners;

•	developments or disputes concerning IP or other proprietary rights;
•	successes or failures of acquisitions or divestitures;
•	our quarterly operating results;
•	short selling;
•	changes in securities analysts’ recommendations;
•	economic and other external factors; and
•	general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has frequently been instituted. These lawsuits often seek unspecified damages, and as with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses related to any securities class action lawsuits and our executive team’s attention and resources could shift away from operating our business to responding to any such litigation. We maintain certain levels of insurance to cover these types of risks for our Company, our directors, and our officers. Our insurance coverage and policies are subject to high deductibles to reduce premium expenses, and there is no guarantee that our insurance will cover any specific claim that we currently face or may face in the future, or that our insurance will be adequate to cover all potential liabilities and damages or that we will have sufficient working capital or funds.

Our current executive team can exert significant influence over our Company and make decisions that are not in the best interests of all stockholders.

As a group, our executives and directors beneficially own approximately 91.95% of our outstanding shares of Common Stock. Because of this ownership, these stockholders can assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change-in-control. Such concentration of ownership of our outstanding Common Stock could delay or prevent a change-in-control, or otherwise discourage or prevent a potential acquirer from attempting to obtain control of our Company, possibly negatively affecting the market price of our Common Stock. This significant ownership could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of executives and directors may not always coincide with the interests of our Company or the interests of other stockholders causing us to enter into transactions or agreements that we would not otherwise consider.

We cannot be certain that our internal controls over financial reporting and procedures are sufficient. Although we are taking significant remedial measures (as explained elsewhere in this 2018 Annual Report, “Item 9A. Controls and Procedures”), this uncertainty could have a material adverse effect on our investors’ confidence in our reported financial information. There is no guarantee that our internal controls over financial reporting and procedures will not fail in the future.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary to providing reliable financial reports and to detect and prevent fraud. Our significant assessment and remediation measures we have taken may not be sufficient to maintain investors’ confidence, and a damage to our reputation may result in an adverse impact to our financial position and results of operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, as opposed to absolute, assurances that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Individual acts can also circumvent these controls through collusion of two or more people or through our executive’s override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may have occurred and may not have been detected. A failure in any of our internal controls and procedures may result in (i) enforcement actions by the SEC or other governmental or regulatory bodies; (ii) litigation; (iii) loss of reputation; (iv) loss of investor confidence; (v) inability to acquire capital; or (vi) other material adverse effects on our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease an approximately 11,500 square-foot space as our principal executive office, located at 1565 North Central Expressway, Suite 220, Richardson, Texas, 75080, from 1565 North Central Expressway, LP (“NCE, LP”). The lease between CPM and NCE, LP (“CPM Lease”) was effective January 1, 2013, and the lease between Fuse and NCE, LP (“Fuse Lease”) was effective July 14, 2017. Both the CPM Lease and Fuse Lease terminated December 31, 2017, with month-to-month renewals. We believe our present business property is adequate and suitable to support our mid-term strategies and initiatives for growth. We have currently decided to continue on a month-to-month lease with the option of renegotiating a long-term lease renewal or relocation in the future.

Our leased property does not have material costs of complying with environmental laws.

ITEM 3. LEGAL PROCEEDINGS.

There is one material legal proceeding that has been present, but not active, for several years now. On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (“Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew, and Golf Rounds.com, Inc. On April 21, 2014, the complaint was dismissed for “want of prosecution.”

On September 18, 2015, the Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff, as more fully described in “Legal Matters” included in Note 8 to our Financial Statements. There is currently no trial date for the matter, as it has been “administratively closed” since 2017 due to one of the named individuals in the complaint filing for bankruptcy protection, but we continue to monitor the status of the lawsuit.

Our management continues to believe that the lawsuit is completely without merit and will vigorously contest it to protect our interests.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades and is quoted on the OTC Markets designated as OTC Pink, Current Information Tier, under the trading symbol OTCMKTS: FZMD. There is no established public trading market for our Common Stock, as the trading market for our Common Stock has been extremely limited and sporadic.

Below is a table indicating the range of high and low bid information for our Common Stock as reported by the OTC Markets interdealer quotation system for the periods listed. Bid prices represent interdealer prices and do not include retail mark-ups, retail mark-downs, or any commission to a broker-dealer. In addition, these prices may not necessarily reflect actual transactions.

	High	Low
Fiscal 2018
First Quarter	$1.50	$1.00
Second Quarter	1.01	1.00
Third Quarter	1.10	0.55
Fourth Quarter	0.56	0.30
Fiscal 2017
First Quarter	$0.95	$0.16
Second Quarter	0.32	0.32
Third Quarter	2.70	0.30
Fourth Quarter	4.65	1.50

Holders of Record

As of March 14, 2019, there were 374 account holders of record of our Common Stock listed with our transfer agent, American Stock Transfer and Trust Company, LLC.

Dividends

We have not paid or declared any dividends on our Common Stock during the past two (2) fiscal years and we do not intend to pay any dividends on our Common Stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL INFORMATION.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights our results of operations and the principal factors that have affected our consolidated financial condition, our liquidity and our capital resources for the periods described. The discussion also provides information that our management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our Financial Statements contained in this 2018 Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The discussion and analysis should be read in conjunction with our Financial Statements and the related notes therein.

Explanatory Note

As described in “Item 1. Business, Historical Company Information,” and elsewhere in this 2018 Annual Report, the CPM Acquisition occurred during December 2017 and reflects CPM as the reporting entity for 2017 and 2016. Effective on the Change-in-Control Date, Fuse consolidated with CPM. Effective on the Maxim Closing Date, we completed the Maxim Acquisition and integrated its operations for periods after the Maxim Closing Date. Our Financial Statements include the accounts of Maxim as of and for the five (5) months ended December 31, 2018. Intercompany transactions have been eliminated in consolidation.

Overview

We are a national distributor and Manufacturer of medical devices offering a broad portfolio of Orthopedic Implants, Biologics, and other medical devices. A more detailed description of our business operation can be found in “Item 1. Business” within this 2018 Annual Report.

We believe 2018 was a year of transition and investment in our future. Highlights of our 2018 strategic milestones include the following:

(i)	In August 2018, we completed the Maxim Acquisition, making us the Manufacturer of the Maxim X-Treme System;
(ii)	We integrated the business operations of CPM and Maxim into our operations;
(iii)	Throughout the year, we grew the higher margin retail business by approximately thirty percent (30%), primarily by shifting away from our wholesale operations;
(iv)

We implemented our equity incentive program to provide for long-term incentives with our Board, SABs, key distributors, independent contractors, and employees and started using software to efficiently manage those equity awards;

(v)

During the second half of 2018, we restructured our Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”), providing for capital resources to grow our Company and increase our financial flexibility;

(vi)

We phased in internal control procedures and successfully conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013);

(vii)	In December 2018, Deloitte recognized our Company for our fast growth by receiving a ranking of fifty-sixth (56th) on their 2018 Technology Fast 500TM.

Current Trends and Outlook

Seasonality

Our Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Historically, we typically experience greater revenue and greater volume, as a percentage of revenue, during the last two (2) calendar quarters compared to the first two (2) calendar quarters of the year. This increase is primarily due to more patient annual healthcare deductibles being met during the last two (2) quarters of the calendar year compared to the first two (2) quarters of the calendar year, which is partially satisfied by elective surgeries. For the year ended December 31, 2018 and 2017, approximately fifty-five (55%) and fifty-one (51%) of revenues were generated during the third and fourth quarters of 2018 and 2017, respectively. We use this seasonality trend to assist us in enterprise-wide resource planning such as purchasing and product inventory logistics.

Retail and Wholesale Cases

We believe our comprehensive selection of Orthopedic Implants and Biologics products are pivotal in our ability to acquire new customers and increase sales volume, revenues, and profitability. We continue to review and evaluate our product lines, ensuring we maintain a high-quality and cost-effective selection of Orthopedic Implants and Biologics.

We measure sales volume based on medical procedures in which our products were sold and used (“Cases,” and each a “Case”). We consider Cases resulting from direct sales to medical facilities to be retail Cases (“Retail Cases”) and Cases resulting from sales to third-parties, such as non-medical facilities, distributors, or sub-distributors, to be wholesale Cases (“Wholesale Cases”). Some of our sales for Wholesale Cases are on a consignment basis with the third-party.

Retail Cases in our industry command higher revenue price points than Wholesale Cases, because Retail Cases involve direct sales to medical facilities, which means that we receive a higher profit margin due to the absence of any third party in the sales process, before we pay any potential commissions to a direct or contracted sales representative or sub-distributor. As a result, Retail Cases generally generate substantially more gross profit than Wholesale Case transactions.

On the other hand, Wholesale Cases in our industry command lower revenue price-points than Retail Cases, because Wholesale Cases involve sales to third parties who sell our products to end users, which reduces our profit margins for these Cases. Thus, our Wholesale Cases generate substantially lower gross profit than our Retail Cases, but are not subject to additional overhead support costs, such as case coverage and commissions. Furthermore, our Wholesale Case business can only be profitable with appropriate product sales volume, but during 2018 we noticed that our Wholesale Cases required reduced sales volumes than in the past, causing us to shift our operations to focus on Retail Cases during 2018.

Pricing Pressures

Pricing pressure has increased in our industry due to (i) continuous consolidation among healthcare providers, (ii) trends toward managed care healthcare, (iii) increased government oversight of healthcare costs, and (iv) new laws and regulations that address healthcare reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures can significantly impact our business, future operating results and financial condition.

To offset pricing pressure, we employ strategies to increase revenue per Case. During 2018, we believe we were successful in minimizing the impact of pricing pressures with a slight increase in revenues per Case. For the year ended December 31, 2018, and 2017, our average revenues per Case were $3,985 and $3,818, respectively. Our improvement in average revenues per Case was primarily due to our success with shifting product revenue from Wholesale Case revenues to Retail Case revenues, which we accomplished by managing our supply chain to prioritize sales for Retail Cases over sales for Wholesale Cases.

Compensation Initiatives

We expect to continue to offer compensation and other valuable long-term incentives, such as equity incentives, to key distributors, executives, and employees as a means to expand our strategic partnerships and industry relationships. During 2018, we established our SABs and our Board granted equity incentives to key distributors, independent contractors and employees. Please see “Item 1. Business” for additional information.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the Financial Statements and related notes included in this report.

	For the year ended December 31, 2018	% of Total Revenues 2018	For the year ended December 31, 2017	% of Total Revenues 2017
Net revenues	$26,342,038	100%	$26,407,206	100%
Cost of revenues	13,352,558	51%	14,582,416	55%
Gross profit	12,989,480	49%	11,824,790	45%
Operating expenses
Selling, general, administrative, and other	8,466,128	32%	5,315,657	20%
Commissions	6,431,967	24%	5,641,122	21%
Gain on disposal of property and equipment	-	0%	(5,367)	0%
Depreciation and amortization	49,685	0%	14,521	0%
Total operating expenses	14,947,780	57%	10,965,933	42%
Operating (loss) income	(1,958,300)	-7%	858,857	3%
Change in fair value of contingent purchase consideration	5,663,014	21%	-	0%
Other expense (income)
Interest expense	(133,944)	(1%)	(161,669)	(1%)
Extinguishment of debt	-	0%	43,308	0%
Total other expense, net	(133,944)		(118,361)
Operating income before income tax	3,570,770	14%	740,496	3%
Income tax benefit	(386,784)	-1%	40,818	0%
Net income	$3,957,554	15%	$740,496	3%

Net Revenues

For the year ended December 31, 2018, our net revenues were $26,342,038, compared to $26,407,206 for the year ended December 31, 2017, a decrease of $65,168, or approximately less than one percent (1%).

For the year ended December 31, 2018, Retail Cases increased by forty-seven percent (47%) compared to the year ended December 31, 2017. With that increase, we saw revenues from Retail Cases increase by thirty percent (30%) compared to revenues from Retail Cases for the year ended December 31, 2017. We believe that the increase in Retail Cases and decrease in Wholesale Cases resulted from shifting more of our business to Retail Cases through the better management of our supply.

As a result of our strategy to focus on Retail Cases, our Wholesale Cases declined by thirty-five percent (35%) in the year ended December 31, 2018, compared to Wholesale Cases during the year ended December 31, 2017. Accordingly, revenues from Wholesale Cases for the year ended December 31, 2018, declined by forty-one percent (41%) compared to revenues from Wholesale Cases for the year ended December 31, 2017.

As discussed above in “Current Trends and Outlook”, we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. We intend to increase our Case volume by focusing our operations on Retail Cases to increase sales volumes with our existing retail customer base and to on-boarding new retail customers.

Cost of Revenues

For the year ended December 31, 2018, our cost of revenues was $13,352,558, compared to $14,582,416 for the year ended December 31, 2017, which is a decrease of $1,229,858 or approximately eight percent (8%).

As a percentage of revenues, cost of revenues decreased four (4) percentage points to approximately fifty-one percent (51%) for the year ended December 31, 2018, compared to approximately fifty-five percent (55%) for the year ended December 31, 2017. The decline as a percentage of revenues primarily resulted from (i)(a) an approximate nine percent (9%) reduction in cost of revenues caused largely by a reduction in Case volume, offset in part by (b) an approximately three percent (3%) increase in medical instruments purchased based on higher demand and (ii) an approximate two percent (2%) increase in the inventory loss provision for slow-moving and obsolescence identified during our inventory operations system upgrades.

Gross Profit

For the year ended December 31, 2018, our gross profit was $12,989,480 compared to $11,824,790 for the year ended December 31, 2017, representing an increase of $1,164,690 or approximately ten percent (10%).

As a percentage of revenues, gross profit increased by approximately four (4) percentage points to forty-nine percent (49%) for the year ended December 31, 2018, from forty-five (45%) percent for the year ended December 31, 2017. The increase as a percentage of revenues is primarily the result (i) an approximate nine percent (9%) reduction in cost of revenues caused largely by an approximate two percent (2%) decline in Case volume, as a result of a decline in Wholesale Cases, offset in part by (ii)(a) a three percent (3%) increase in medical instruments purchased based on higher demand and (b) an approximate two percent (2%) increase in the inventory loss provision for slow-moving and obsolescence, identified by inventory operations system upgrades.

Selling, General, Administrative and Other

For the year ended December 31, 2018, our selling, general, administrative, and other expenses increased to $8,466,128, from $5,315,657 for the year ended December 31, 2017, which is an increase of $3,150,471, or approximately fifty-nine percent (59%).

As a percentage of net revenues, selling, general, administrative, and other expense accounted for approximately thirty-two percent (32%) for the year ended December 31, 2018, and twenty percent (20%) for the year ended December 31, 2017. As a percentage of revenues, the increase of approximately twelve (12) percentage points primarily resulted from (i)(a) an increase of $1,492,523 in leased staffing, (b) an increase of $905,132 in legal, valuation, and consulting fees, and (c) an increase of $792,317 in stock-based compensation expense related to our implementation of our equity incentive plan during 2018 to support our SABs, and (d) an approximate $113,820 increase in general corporate costs, offset, in part, by (ii) a $153,321 reduction in bad debt expense. The reduction in bad debt expense is primarily due to the higher bad debt expense incurred during the fiscal year ended December 31, 2017.

The $1,492,523 increase in leased staffing resulted, in part, from to the on-boarding of our Chairman of the Board and President, two (2) senior sales consultants, and new leadership positions in our supply chain operations. This increase cost was offset by general employee attrition without the back-filling of unnecessary staff roles.

The $905,132 increase in legal and valuation consulting fees primarily resulted from (i) approximately $191,324 in non-recurring legal, audit, and valuation professional fees relating to the CPM Acquisition, (ii) approximately $97,921 of non-recurring legal, audit, and valuation professional fees related to our responses and successful resolution of comments to our Annual Report on Form 10-K for the year ended December 31, 2017, from the SEC that we received during the second quarter of 2018, (iii) approximately $116,969 of non-recurring legal, and valuation professional fees related to the Maxim Acquisition, (iv) approximately $70,000 of non-recurring professional fees to assess, remediate, and document our internal controls and processes over financial reporting, (v) approximately $79,168 of legal and professional fees related to our capital structure and first-year implementation of our equity incentive plan, and (vi) approximately $349,750 in general corporate and securities legal compliance costs.

Commissions

For the year ended December 31, 2018, our commissions expense increased to $6,431,967 from $5,641,122 for the year ended December 31, 2017, an increase of $790,845, or approximately fourteen percent (14%).

As a percentage of net revenues, commissions expenses accounted for approximately twenty-four percent (24%) for the year ended December 31, 2018, and twenty-one percent (21%) for the year ended December 31, 2017. We believe this three (3) percentage point increase is mainly caused by the approximate forty-seven percent (47%) increase in volume of Retail Cases. Please see “Current Trends and Outlook” for additional information. We do not incur commissions expenses on revenues derived by Wholesale Cases.

Depreciation and Amortization

For the year ended December 31, 2018, our depreciation and amortization expense increased to $49,685, from $14,521 for the year ended December 31, 2017, an increase of $35,164. The increase is primarily the result of approximately $33,925 in amortization of intangible assets, such as noncompete agreements and customer relationships, acquired pursuant to the Maxim Acquisition as of the Maxim Closing Date, and approximately $1,239 in depreciation of investment in IT infrastructure such as additional and replacement user workstations and server upgrades.

Change in fair value of contingent purchase consideration

For the year ended December 31, 2018, we determined that the earnings thresholds, as detailed in the CPM Acquisition Agreement, were not met for payments under the earn-out (“Earn-Out”). Therefore, based on our 2018 financial performance, we made no payments to NC 143 for either the base Earn-Out or the bonus Earn-Out.

As of December 31, 2018, the fair value of the Earn-Out was re-measured to fair value under the probability weighted income approach, as further explained in Note 2 of our accompanying consolidated Financial Statements, entitled “Significant Accounting

Policies, Fair Value Measurements.” As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014, from $19,244,543 to $13,581,529.

Interest

For the year ended December 31, 2018, our interest expense declined to $133,944 from $161,669 for the year ended December 31, 2017, which is a reduction of by $27,725, or approximately seventeen (17) percentage points. The decline is primarily due to an approximate $40,554 reduction in our RLOC borrowings because of our enhanced cash management program utilizing an overnight sweep product provided by Amegy Bank, offset, in part, by an approximately $12,829 increase in interest costs caused by an increase in the LIBOR market interest rates and the one percent (1%) increase in cost of borrowings on the RLOC pursuant to the Second Amendment of the RLOC executed on November 19, 2018 (“Second Amendment”), which we disclosed in our Current Report on Form 8-K filed with the SEC on November 21, 2018 (“November 2018 Form 8-K”).

Tax

For the year ended December 31, 2018, we realized a tax benefit of $386,784, which is based on our before income tax losses, offset by the lower tax rates. We continue to enjoy the benefits of lower corporate tax rates afforded by the U.S. Tax Reform Law, and we are evaluating how the U.S. Tax Reform Law may impact future results of our business and operations. For additional information, please see Note 10 of our accompanying consolidated Financial Statements, entitled “Income Taxes”.

Net Income

For the year ended December 31, 2018, we had a net income of $3,957,554, compared to a net income of $699,678 for the year ended December 31, 2017, representing an increase of $3,257,876, or approximately four hundred-sixty six percent (466%). The primary factor for this increase in our net income was the reduction of $5,663,014 in the fair value of contingent purchase consideration. For more information on the change in the fair value of contingent purchase consideration, please see Note 2 of our accompanying Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.

As a percentage of revenues, net income was approximately fifteen percent (15%) and three percent (3%) for the year-ended December 31, 2018, and 2017, respectively.

The approximate twelve (12) percentage point increase in net income as a percentage of revenues is primarily attributable to (i)(a) an increase of approximately five (5) percentage points related to gross profit, (b) an increase of approximate twenty-one (21) percentage points related to change in fair value of contingent purchase consideration, and (c) an increase of approximately one (1) percentage point related to our increase in income tax benefit; offset, in part, by (ii)(a) an increase of approximately twelve (12) percentage points in selling, general, administrative, and other expenses, and (b) an increase in approximately three (3) percentage points in our commission expenses.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Year-ended December 31,
	2018	2017
Net cash provided by operating activities	$2,479,900	$1,604,536
Net cash used in investing activities	(104,935)	(11,602)
Net cash used in financing activities	(2,335,366)	(1,566,666)
Net increase in cash and cash equivalents	$39,599	$26,268

Net Cash Provided by Operating Activities

For the year ended December 31, 2018, our net cash provided by operating activities was $2,479,900, compared to $1,604,536 for the year ended December 31, 2017. This increase of $875,364 resulted from: (i)(a) net income of $3,957,554, (b) a $1,881,556 decrease in inventories, (c)(1) a $917,689 decrease in accounts receivable, (2) a $843,820 increase in accrued expenses, and (3) a $2,913 decrease in prepaid expenses and other current assets, offset, in part, by (ii)(a) a $82,824 reduction in accounts payable and (b) $5,040,808 in non-cash adjustments.

Net Cash Used in Investing Activities

Our net cash used in investing activities for the year ended December 31, 2018 was $104,935, compared to $11,602 for the year ended December 31, 2017. This increase of $93,333 resulted from $41,838 used to purchase property and equipment, such as additional and replacement user workstations and server upgrades, and $63,097 invested in the acquisition of Maxim, net of cash acquired.

Net Cash Used in Financing Activities

For the year ended December 31, 2018, our net cash used in financing activities was $2,335,366, compared to $1,566,666 for the year ended December 31, 2017. This increase of $768,700 is primarily due to $1,937,903 in net payments from our RLOC, and a payment of a purchase price adjustment of $397,463 related to the CPM Acquisition.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. At December 31, 2018, our current assets exceeded our current liabilities by $10,051,117 (our “Working Capital”), which included $844,314 in cash and cash equivalents. Cash from our operations supports commissions, payroll and human capital, and professional fees, while we rely on the RLOC for capital expenditures and day-to-day Working Capital needs. As of March 14, 2019, we had approximately $853,000 in available cash, and $1,781,000 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations. Mr. Brooks continues to personally guarantee fifty percent (50%) of the outstanding RLOC amount.

The Second Amendment to the RLOC waived some events of default under the RLOC for certain periods and modified certain material terms related to borrowing base, the aggregate limit of loans offered under the RLOC, the termination date, interest rate, financial covenants, and events of default. For more information, please see our November 2018 Form 8-K, which is herein incorporated by reference.

Our strategic growth plan provides for capital investment to upgrade our financial systems, support our infrastructure, and elevate the skills of our support staff. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $300,000 to $500,000 and anticipate the investment to occur in the second half of calendar year 2019. Our projections for calendar years 2019, 2020, and 2021 include expansion opportunities through carefully evaluated and integrated partnerships and alliances as well as continued investment for training, development, and accountability for our independent contractor sales team and office staff. We believe that our RLOC will continue to support these initiatives through 2019.

Off-balance Sheet Arrangement

As of December 31, 2018 we had no off-balance sheet arrangements.

Impact of Inflation

We do not believe the effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has had a material impact on our Financial Statements for the year ended December 31, 2018.

Critical Accounting Policies and Estimates

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

We describe our most significant accounting policies in “Note 2, Significant Accounting Policies” of our consolidated notes to our Financial Statements and found elsewhere in this 2018 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies” of our consolidated notes to our Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of our independent registered public accounting firm, our consolidated Financial Statements, the accompanying notes to our Financial Statements, that are filed as part of this 2018 Annual Report are listed under “Item 15. Exhibits and Financial Statements Schedules” and are set forth in our Financial Statements, immediately following the signature pages of this 2018 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that the information required to be disclosed in our reports is communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Under the supervision and with the participation of our Board, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our executive team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Our internal control over financial reporting is a process designed to ensure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our Board, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria that have been set forth by COSO in Internal Control – Integrated Framework (2013). Based on evaluation by our Chief Executive Officer and Chief Financial Officer and under the COSO criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2018, is effective.

Changes in Internal Control over Financial Reporting

As more fully described in “Item 1. Business, Maxim Acquisition,” we acquired all of the outstanding equity securities of Maxim. We have established oversight, procedures, and controls to safeguard the assets and ensure accurate financial reporting for Maxim. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 16, 2019, to reflect its original intent, our Board, acting by written unanimous consent effective December 31, 2018, modified the vesting terms for shares of our Common Stock subject to restricted stock awards granted to our directors as director compensation for the year ended December 31, 2017 (such awards, the “2017 RSAs”). The Board modified the 2017 RSAs so that shares of our Common Stock granted pursuant to the 2017 RSAs vest only upon: (i) the occurrence of a Change in Control (as defined in the 2017 RSAs), listing of our Common Stock on a national exchange, or the director’s termination of Continuous Service (as defined in the 2017 RSAs), and (ii) the director’s notification to our Company of such accelerating events, within a specified period.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names and ages of our directors and executive officers are set forth below. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are appointed by our Board. There is no agreement or understanding between us and each director or executive officer pursuant to which they were selected as an officer or director.

Name	Age	Position
Christopher C. Reeg	55	Chief Executive Officer, Secretary and Director
Mark W. Brooks	53	Chairman of the Board, President and Director
Renato V. Bosita, Jr., MD	47	Independent Director
Ricky Raj S. Kalra, MD	37	Independent Director
William E. McLaughlin III	55	Chief Financial Officer, Treasurer and Director

Christopher C. Reeg

Mr. Reeg has served as our Chief Executive Officer and a member of our Board since December 19, 2016. Effective January 18, 2018, our Board appointed Mr. Reeg to the additional role of Secretary. Mr. Reeg has also served as the Chief Executive Officer of CPM since 2017 and Maxim since 2018. Mr. Reeg founded Maxim in 2011 and served as its President until we acquired Maxim in August 2018. Mr. Reeg led the design, development, and successful commercialization of a spinal implant that received the approval of the FDA in 2013 and is currently manufactured and distributed by Fuse. Prior to forming Maxim, Mr. Reeg founded LMI Ortho, a distributor of spine and Orthopedic Implants purchased from domestic and international manufacturers and suppliers. While at LMI Ortho, Mr. Reeg acquired importation rights for a total joint orthopedic portfolio. Working with surgeons in the United States, Mr. Reeg expanded implant product lines and developed effective growth strategies based on design and market intelligence. Before entering the orthopedic industry with LMI Ortho in 1996, Mr. Reeg formed Spectramed, Inc., a multi-state home respiratory company where he served as its President until the sale of Spectramed, Inc., to a national healthcare company in 2001. Having founded two (2) medical implant manufacturing and distributing companies and served as an executive officer in those companies, Mr. Reeg brings significant experience and knowledge regarding how to successfully navigate the medical device industry.

Mark W. Brooks

Mr. Brooks has served as our director and Chairman of the Board since December 19, 2016. Effective January 18, 2018, our Board appointed Mr. Brooks to the additional role as President of the Company. Prior to the acquisition by our Company of all of the outstanding membership interest of CPM, Mr. Brooks served as the Chief Executive Officer of CPM, a privately-owned national distributor of medical devices and regenerative tissue. Prior to forming CPM in 2002, Mr. Brooks partnered with Mr. Reeg during the formation and growth of Home Health Equipment, Inc. (“Home Health”), a durable medical equipment provider contracting with acute home health agencies and hospitals in several states. In 1996, Messrs. Brooks and Reeg sold Home Health to predecessor companies of Tenet Healthcare Corporation. Having successfully served as Chief Executive Officer of a national distributor of medical devices, Mr. Brooks brings considerable expertise in the strategic management and growth of medical device distribution to our Board.

Renato V. Bosita, Jr., MD

Dr. Bosita has served as an independent member of our Board since his appointment on August 1, 2017. Dr. Bosita is a spine fellowship-trained orthopedic surgeon based in Plano, Texas. He attended Stanford University where he received a degree in biological sciences in 1992. He then attended the University of Chicago Pritzker School of Medicine and completed his residency in orthopedic surgery at Loyola University Medical Center. While a resident at Loyola University Medical Center in 2001, Dr. Bosita earned a Master of Business Administration degree from the Northwestern University J. L. Kellogg Graduate School of Management. Dr. Bosita completed his spine fellowship at University Hospitals of Cleveland in 2002. Dr. Bosita currently practices as a spine surgeon at Texas Back Institute, headquartered in Plano, Texas. Additionally, Dr. Bosita is the Chairman of the Board of Managers for Texas Health Presbyterian Hospital of Rockwall and he is also member of its finance committee. Dr. Bosita was appointed to the Board for his experience in the healthcare industry and business acumen.

Ricky Raj S. Kalra, MD

Dr. Kalra has served as an independent member of our Board since his appointment on July 13, 2017. Dr. Kalra is a spine fellowship-trained neurosurgeon based in Dallas, Texas. He attended Rice University where he received a degree in economics. He also attended London School of Economics as a Hansard Scholar. Dr. Kalra worked at Merrill Lynch in its investment banking group as an energy and power analyst after his undergraduate education. He then attended Washington University School of Medicine in Saint Louis, from which he graduated in 2009, and completed his neurosurgery residency at the University of Utah in 2016. As part of his spine fellowship in 2015, Dr. Kalra trained in Germany under Dr. Rudolf Beisse. Dr. Kalra has published more than twenty (20) scientific articles and book chapters and has received the Preuss award by the Congress of Neurological Surgeons for his research in brain tumors. Dr. Kalra was appointed to the Board for his financial acumen as well as experience in healthcare.

William E. McLaughlin, III

Mr. McLaughlin has served as a member of our Board since December 19, 2016, as Interim Chief Financial Officer from March 31, 2017, until January 18, 2018, when our Board appointed Mr. McLaughlin, to his current position of Chief Financial Officer and Treasurer. Mr. McLaughlin, 55, was elected as a member of our Board on December 19, 2016. Mr. McLaughlin is a certified public accountant licensed in the State of Texas and has over 26 years of experience in accounting and financial reporting for private and large public companies traded on the New York Stock Exchange (“NYSE”) and NASDAQ Stock Market (“NASDAQ”) in addition to his work for “big-four” public accounting firms. Mr. McLaughlin has also served as Chief Financial Officer of CPM since 2014 and Maxim since 2018. Mr. McLaughlin joined CPM as Vice President Finance, Controller in 2013. From 2006 until he joined CPM, Mr. McLaughlin served as Vice President Finance, Controller for Caris Life Sciences, Inc., a $180 million international, anatomic pathology, and molecular biotechnology laboratories and multi-state physician practices enterprise. Having over 26 years of experience in accounting and financial reporting for private and public companies, Mr. McLaughlin brings considerable financial expertise to our Board.

Family Relationships

There are no family relationships among our existing or incoming directors or officers.

Involvement in Certain Legal Proceedings

No executive officer or director of our Company is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No executive officer or director has been involved in the last ten (10) years in any of the following:

•

any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, or banking activities;

•

being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

being the subject of or a party to any judicial or administrative order, judgment decree or finding, not subsequently reversed, suspended, or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud, or fraud in connection with any business entity; or

•

being the subject of or a party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Officers, directors, and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports that they file.

We believe that, during 2018, our directors, executive officers, and ten percent (10%) stockholders complied with all Section 16(a) filing requirements, except for the following:

•

A late Form 4 report was filed for Christopher C. Reeg on November 27, 2018, to report the purchase price adjustment issuance of 72,139 shares of Common Stock in connection to the Maxim Acquisition that occurred on October 4, 2018.

•	A late Form 4 report was filed for Renato V. Bosita Jr., MD, on December 21, 2018, to report the acquisition of 222,223 shares of Common Stock that occurred on December 13, 2018.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms provided to us, and the written representations of our directors, executive officers, and ten percent (10%) stockholders.

Corporate Governance

Board Committees

We do not believe that with the current size of our Company, it is necessary for us to have a separately-designated standing audit committee, therefore our entire Board serves as the audit committee. William E. McLaughlin III serves as our “audit committee financial expert,” as such term is defined under the rules promulgated under the Exchange Act. Mr. McLaughlin meets the requirements of serving as our “audit committee financial expert” from his extensive background in accounting and financial reporting for both private and large public companies. For more information on Mr. McLaughlin, please see “Item 10. Executive Officers and Directors” in this 2018 Annual Report.

We are not required to have and currently do not have a compensation committee. Due to the low volume of compensation matters that come before our Board, our entire Board has sufficient time to review such matters, so we do not believe it is necessary for our Board to appoint a separate compensation committee at this time.

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

We have not made any material changes to the procedures to which the security holders may recommend Board candidates to our Company during the year ended December 31, 2018.

Board Leadership Structure Oversight

Our Board does not have a policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. Currently, our Chairman of the Board is Mark W. Brooks, who is also our President, and our Chief Executive Officer is Christopher C. Reeg. Our Board has determined that this current structure, with separate roles for our Chairman of the Board and our Chief Executive Officer is in our best interests and our stockholders’ best interests at this time. Several factors support the leadership structure chosen by our Board, including, among others:

•

Our Board believes this governance structure promotes balance between our Board’s independent authority to oversee our business and our Chief Executive Officer and his management team, who manage the business on a day-to-day basis.

•

The current separation of our Chairman of the Board and our Chief Executive Officer roles allows our Chief Executive Officer to focus his time and energy on operating and managing our Company and to leverage the experience and perspectives of our Chairman of the Board.

Board Assessment of Risk

Our Board’s primary function is one of oversight. Our Board has responsibility for risk oversight and reviews management’s risk assessment and risk management policies and procedures. Our Board considers and reviews, with our independent registered public accounting firm and our executive management team, the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and our Board elicits recommendations for the improvements of such procedures where desirable. Members of our executive management team have the day-to-day responsibility for risk management and establishing risk management practices, and they are expected to report matters directly to our Board. The executive management team has an open line of communication to our Board and has the discretion to raise issues from time-to-time in any manner they deem appropriate. Members of our executive team regularly attend our Board meetings, and often discuss risks related to our business.

Code of Ethics

Our Board has adopted a code of ethics (the “Code of Ethics”) that applies to all our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics provides written standards that we believe are reasonably designed to (i) deter wrongdoing; (ii) promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (iii) encourage full, fair, accurate, timely, and understandable disclosure and compliance with laws, rules, and regulations, including insider trading, corporate opportunities, and whistle-blowing; and (iv) facilitate the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson TX, 75080, Attention: Corporate Secretary.

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, our stockholders may communicate with our Board by writing to us at Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, TX 75080, Attention: Investor Relations, or, by facsimile (469) 862-3035, or by email IR@fusemedical.com. Stockholders who would like their submission directed to a specific member of our Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our named executive officers (“Named Executive Officers”) should be read together with the compensation tables and related disclosures set forth elsewhere in this 2018 Annual Report. Our Named Executive Officers for the year ended December 31, 2018, were:

•	Christopher C. Reeg, Chief Executive Officer
•	William E. McLaughlin, III, Chief Financial Officer
•	Mark W. Brooks, President

This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs.

In place of having a separate compensation committee, which is not required based on the size of our Company, our Board is charged with the responsibility for establishing, implementing, and monitoring adherence to our compensation philosophy and ensuring that our executives and key management personnel are effectively compensated. Our Board is also responsible for reviewing the compensation of directors.

Executive Compensation Philosophy and Objectives

Our Board’s overall philosophy in terms of executive compensation is to attract, retain, and motivate highly-qualified individuals to achieve our business goals and link their professional performance with stockholder interests. Our compensation plans are designed to motivate and reward our employees for achievement of positive business results and to promote and enforce accountability. We also compensate our executives through our equity incentive plan, which reflects the long-term performance of our Common Stock.

Setting Executive Compensation

Our Board is responsible for establishing and periodically reviewing the compensation of our executive officers and approving all equity awards, including those to our executive officers. Our Board also reviews the performance of our executive officers and determines whether salary adjustments are necessary or recommended.

Elements of Compensation

The total compensation program for our executive officers consists of the following elements:

•	Base salary;
•	Cash incentive and bonus awards tied to the executive’s and our annual or quarterly performance;
•	Long-term incentive compensation, in the form equity awards; and
•	Medical benefits, as provided to all eligible employees.

Our Board seeks to structure each element of compensation to attract and retain the necessary executive talent, reward annual performance, and provide incentives for both long-term strategic goals and short-term performance. Our Board’s strategy for allocating between currently-paid and long-term compensation is to ensure adequate base compensation that attracts and retains personnel, while providing incentives to maximize long-term value for our stockholders.

Our Company has no formal policy for allocating compensation among the compensation elements described above.

Base Salary

We pay each of our Named Executive Officers a base salary in cash on a bi-weekly basis. This base salary is designed to compensate our executives for performance of their respective responsibilities, and it is the only component of their compensation that is fixed rather than variable. Our competitive base salary is intended to attract and retain highly qualified individuals as our executive officers.

The base salary for our Named Executive Officers for the year ending December 31, 2018, was:

•	Christopher C. Reeg: $300,000
•	William E. McLaughlin: $200,000
•	Mark W. Brooks: $700,000

For the year ending December 31, 2018, our Board determined that $300,000 was an appropriate base salary for Mr. Reeg due to the amount of responsibility and oversight that the Chief Executive Officer position requires. The Board increased Mr. Reeg’s salary by $60,000 from the previous year because of his additional responsibilities surrounding the integration of CPM and Maxim into Fuse.

Mr. McLaughlin received $200,000 as base salary for the year ending December 31, 2018, which increased by $38,396 from the previous year. Our Board believes this amount is appropriate because Mr. McLaughlin serves as our Chief Financial Officer, a position that is primarily responsible for the financial well-being of our Company. Additionally, the Board seeks to provide Mr. McLaughlin with a competitive salary for his extensive financial and accounting background. Our Board believes that the increase in Mr. McLaughlin’s salary from the previous year is commensurate with his additional responsibilities surrounding the integration of CPM and Maxim into our Company.

Mr. Brooks was appointed to the executive position of President by our Board on January 18, 2018. Mr. Brooks has the highest base salary of our Named Executive Officers, due to the amount of responsibility that the President position requires and the business relationships that Mr. Brooks brings to our Company. Mr. Brooks has extensive experience and knowledge of the medical device industry. Following the CPM Acquisition, our Board deemed it necessary to have Mr. Brooks involved in the day-to-day operations of our Company. Also, the base salary for Mr. Brooks was partially determined by the earnings he received when he was the sole owner of CPM, which our Board believes correlates with Mr. Brooks position as President of our Company.

Cash Incentive and Bonus Awards

Our Board has the discretion to reward executives with cash incentive and bonus awards. We may pay cash incentive awards if we meet or exceed performance goals as determined by our Board for that year, and we generally give bonus awards to reward executives for short-term performance goals. We are not required to give our executives these awards, and only do so upon the recommendation and approval of our Board.

Executive Long-Term Incentive Compensation

Our Board has the authority to provide compensation to our executives based on the value of and changes in the value of our Common Stock. We grant equity compensation to reward our executives for positive business results and to retain our executives long-term for their services to our Company.

Under our 2017 Equity Incentive Plan of Fuse (“2017 Equity Plan”), which we filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K on April 6, 2017, which is hereinafter incorporated by reference (“April 2017 Form 8-K”), we authorize our Board to grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock awards to our management and employees.

In December 2018, our Board amended and restated the 2017 Equity Plan with the Amended and Restated 2018 Equity Incentive Plan of Fuse (“2018 Equity Plan”), which we filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on December 18, 2018, which is hereinafter incorporated by reference (“December 2018 Form 8-K”). The 2018 Equity Plan supersedes the 2017 Equity Plan, but we reference the 2017 Equity Plan in this 2018 Annual Report because we granted awards to our directors pursuant to the 2017 Equity Plan during the year ended December 31, 2018.

In 2018, we granted all three of our Named Executive Officers one (1) restricted stock award (“RSA”). The material terms of each RSA are governed by the 2017 Equity Plan, filed in our April 2017 Form 8-K. However, we granted this equity compensation to our Named Executive Officers as compensation for their services as members of our Board. The RSAs for these Named Executive Officers are as follows:

•	Christopher C. Reeg; Chief Executive Officer
o	222,223 shares of restricted Common Stock granted on December 13, 2018
•	William E. McLaughlin; Chief Financial Officer
o	222,223 shares of restricted Common Stock granted on December 13, 2018
•	Mark W. Brooks; President
o	222,223 shares of restricted Common Stock granted on December 13, 2018

Medical Benefits

Medical benefits are a component of our Company’s compensation plan that is offered to attract and retain highly-qualified individuals. Our Named Executive Officers are offered medical benefits that are generally made available to all employees of our Company at similar cost.

2018 Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by our Company for 2018 and 2017, to our Named Executive Officers, including our Chief Executive Officer (“Principal Executive Officer”) and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

						Non-Equity	Non- Qualified
						Incentive Plan	Deferred Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
(a)	(b)	($)(c)	($)(d)	($)(e)(1)(6)	($)(f)(1)	($)(g)	($)(h)	($)(i)(5)	($)(j)
Christopher C. Reeg (2)	2018	$300,000	-	$100,000	-	-	-	$53,050	$453,050
Chief Executive Officer	2017	$240,000	-	$50,700	-	-	-	$32,164	$322,864
William E. McLaughlin III (3)	2018	$200,000	-	$100,000	-	-	-	-	$300,000
Chief Financial Officer	2017	$161,604	-	$50,700	-	-	-	-	$212,304
Mark W. Brooks (4)	2018	$700,000	-	$100,000	-	-	-	$635,000	$1,435,000
President	2017	$-	-	$50,700	-	-	-	$100,833	151,533
(1)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. (See Note 1 in our accompanying Financial Statements).
(2)	Appointed December 19, 2016, as our Chief Executive Officer. On January 18, 2018, our Board appointed Mr. Reeg as our Secretary.
(3)	Appointed April 6, 2017, as our Interim Chief Financial Officer. On January 18, 2018, our Board appointed Mr. McLaughlin as our Chief Financial Officer and Treasurer.

(4)	On January 18, 2018, our Board appointed Mr. Brooks as our President. Mr. Brooks has served as the Chairman of our Board since December 19, 2016.
(5)	All other compensation consists of commissions we paid to an entity owned and controlled by the Named Executive Officer.
(6)	Stock awards consist of RSAs that we granted to the Named Executive Officers for the services as directors of our Board.

Provisions of Termination or Change-in-Control

In the event of a change-in-control, NC 143 would receive Earn-Out payments pursuant to the CPM Acquisition Agreement and all equity awards pursuant to the 2018 Equity Plan would fully vest.

Other Executive Compensation Arrangements

None.

Outstanding Awards at Fiscal Year End

The following information is descriptive of options of shares of Common Stock that have not vested but we granted to our Named Executive Officers as of December 31, 2018.

	Option Awards					Stock Awards
Name and Principal Position (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g) (1)	Market value of shares or units of stock that have not vested (#) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Christopher C. Reeg Chief Executive Officer	-	-	-	-	-	222,223	$100,000	-	-
William E. McLaughlin, III Chief Financial Officer	-	-	-	-	-	222,223	100,000	-	-
Mark W. Brooks President	-	-	-	-	-	222,223	$100,000	-	-

(1)

Each of our Named Executive Officers received one (1) RSA of 222,223 shares of Common Stock, granted on December 10, 2018, pursuant to the 2017 Equity Plan. These shares of Common Stock subject to the RSA shall vest upon: (i) the occurrence of one of the following events (each, an “Accelerating Event”): (A) the termination of the RSA recipient’s Continuous Service (as that term is defined in the RSA Agreement); (B) the listing of the Common Stock on either the NYSE or the NASDAQ Stock Market; or (C) a Change in Control (as defined in the RSA Agreement); and (ii) the delivery by the RSA recipient to our Company of a Notice of Acceleration of Vesting (as defined in the RSA Agreement) no later than sixty (60) days following the earlier of (A) the date our Company sends written notice of such Accelerating Event or (B) the date the RSA recipient actually or constructively becomes aware that such Accelerating Event has occurred (such 60-day period, the “Acceleration Notice Period”).

Director Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our directors should be read together with the compensation tables and related disclosures set forth elsewhere in this 2018 Annual Report. Please note that this disclosure excludes our other three (3) directors who also serve as Named Executive Officers of our Company. Please refer to the above to “Item 11. Executive Compensation - 2018 Summary Compensation Table” and the related narrative disclosure for information about the compensation those individuals received in their capacities as directors.

Our independent directors (“Independent Directors”) for the year ended December 31, 2018 were:

•	Ricky Raj S. Kalra, MD; and
•	Renato V. Bosita Jr., MD.

Director Compensation Philosophy and Objectives

Our Board receives comparative market data and recommendations regarding the structure of our Independent Director compensation and the amounts paid through either cash-incentives or equity awards to our non-management directors. For year ending December 31, 2018, our Company did not pay Independent Directors a retainer in the form of cash compensation. Due to the size of our Company and our status as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, our Board determined that there is currently no need to pay a retainer fee to active Board members. However, we do pay all of our directors for their services as members of the Board in the form of stock awards. Additionally, directors who participate on a special committee of the Board may receive a one-time cash payment, at the discretion of our Board.

Director Long-Term Equity Incentive Compensation

Our Board has the authority to provide compensation to our Independent Directors on the value of and changes in the value of our Common Stock through our equity incentive plans. Please see “Item 11. Executive Compensation - Executive Long-Term Equity Incentive Compensation” for more information on our 2017 Equity Plan and our 2018 Equity Plan. In 2018, we granted each of our Independent Directors one (1) RSA, the material terms of which are governed by the 2017 Equity Plan, filed in our April 2017 Form 8-K. We granted these equity awards to each member of our Board as general compensation for his service as a director. The RSAs for the Independent Directors are as follows:

•	Ricky Raj S. Kalra, MD
o	222,223 shares of restricted Common Stock granted on December 13, 2018
•	Renato V. Bosita, Jr., MD
o	222,223 shares of restricted Common Stock granted on December 13, 2018.

Special Committee Compensation

Upon the formation of a special committee of our Board to address a specific issue, our Board determines the amount of compensation that should be paid to the members of that special committee, based upon the amount of time and effort we expect those individuals to dedicate to that special committee. In 2018, we compensated director Ricky Raj S. Kalra, MD, $5,000, for serving as the leader of an independent special committee tasked with evaluating and negotiating the Maxim Acquisition on behalf of our Company.

2018 Director Compensation

					Change in Pension
					Value and Nonqualified
	Fees Earned or			Non-Equity Incentive	Deferred Compen-	All Other
	Paid in	Stock	Option	Plan	sation	Compen-
Name	Cash	Awards	Awards	Compensation	Earnings	sation	Total
(a)	($)(b)(1)	($)(c)(2)	($)(d)	($)(e)	($)(f)	($)(g)	($)(j)
Ricky Raj S. Kalra, MD (2)	$5,000	$100,000	-	-	-	-	$105,000
Renato V. Bosita, Jr., MD (3)	-	$100,000	-	-	-	-	$100,000

(1)	Amounts reflect fees paid for services provided to our Company in connection with an independent special committee of our Board.
(2)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. (See Note 1 in our accompanying consolidated Financial Statements).
(3)

Each Independent Director received one (1) RSA of 222,223 shares of Common Stock, granted on December 10, 2018, pursuant to the 2017 Equity Plan. These shares of Common Stock subject to the RSA shall vest upon (i) the occurrence of an Accelerating Event and (ii) the delivery by the RSA recipient to our Company of a Notice of Acceleration of Vesting within the Acceleration Notice Period.

Risk Assessment Regarding Compensation Policies and Practices

We believe that our compensation program neither incentivizes our employees to take excessive risks nor creates risks that are reasonably likely to have a material adverse effect on our Company. Our compensation policy has the following risk-limiting objectives:

•

To decrease the incentive to take unnecessary or imprudent risks, our base salaries are competitive with the market, represent a reasonable portion of total compensation, and provide a reliable level of income on a regular basis;

•	To reduce the risk that executives will focus on specific short-term outcomes, we do not tie incentive compensation to formulas;

•

To discourage employees from taking risks to meet certain performance goals, we may recover our equity awards should a restatement of earnings occur upon which incentive compensation awards were based or in the event of other wrongdoing by the equity award recipient; and

To discourage the taking of a short-term risk at the expense of long-term performance, our equity awards generally have multi-year vesting, which aligns the compensation interests of our executives with the long-term interests of our stockholders.

Our Chief Financial Officer and Chief Executive Officer review our Company’s compensation policies on a quarterly basis to see if our Company is meeting the above risk management objectives. Our Board also reviews our compensation policies annually to confirm that we are meeting our risk management objectives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2018.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
None.	-	$-	-
Equity compensation plans not approved by security holders
2018 Amended and Restated Equity Incentive Plan(1)	2,615,000	$1.08	3,006,385
Total	2,615,000	$-	3,006,385

(1) On December 13, 2018, our Board approved of the 2018 Equity Plan, which amended and restated the 2017 Equity Plan, as reported on our December 2018 Form 8-K.

(2) Shares available for issuance under the 2018 Equity Plan may be issued pursuant to stock options, RSAs, restricted stock units, stock appreciation rights, and other stock awards approved by our Board.

As of December 31, 2018, there were stock options to purchase 1,300,000 shares of our Common Stock at a weighted average exercise price of $0.18 per share outstanding that were not subject to any equity compensation plan.

Our Company has a stock-based compensation plan, the 2018 Equity Plan which provides for the granting of equity awards to our employees, directors, consultants, and advisors. The types of equity awards we may grant include: (i) stock options, both qualified incentive and non-qualified; (ii) restricted stock; (iii) restricted stock units; (iv) stock appreciation rights; and (v) other stock awards.

On December 13, 2018, our Company’s Board adopted the 2018 Equity Plan, filed as Exhibit 10.1 to our December 2018 Form 8-K, which amended and restated the 2017 Equity Plan. For more information about the material terms of the 2018 Equity Plan please see our December 2018 Form 8-K, which is herein incorporated by reference. The awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule as set forth in individual agreements.

In the event of certain milestones, such as a change-in-control of our Company, any equity award granted under our 2018 Equity Plan will vest immediately.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 14, 2019, by: (i) those persons known by us to be owners of more than 5% of our Common Stock; (ii) each director; (iii) our Named Executive Officers for 2018; and (iv) all of our Named Executive Officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, Texas 75080.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
5% Stockholders:
Common Stock	Mark W. Brooks (2)	57,210,381	76.69%
Common Stock	Christopher C. Reeg (3)	7,956,206	10.67%
Directors and Named Executive Officers:
Common Stock	Mark W. Brooks (2)	57,210,381	76.69%
Common Stock	Christopher C. Reeg (3)	7,956,206	10.67%
Common Stock	William E. McLaughlin III (4)	475,723	0.64%
Common Stock	Ricky Raj S. Kalra, MD (5)	1,475,723	1.98%
Common Stock	Renato V. Bosita Jr., MD (6)	1,475,723	1.98%
Common Stock	All directors and executive officers as a group (5 persons) (7)	68,593,756	91.95%

(1)

Applicable percentages are based on 74,600,181 shares of Common Stock issued and outstanding as of March 14, 2019. Beneficial ownership is determined by SEC rules and generally includes voting or investment power with respect to securities. Shares of Common Stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 14, 2019, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. The table includes shares of Common Stock, options and warrants and convertible notes exercisable or convertible into Common Stock and vested or vesting within sixty (60) days of March 14, 2019.

(2)

Mark W. Brooks. Mr. Brooks is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 55,000,000 shares of Common Stock owned by NC 143, 1,785,822 shares of Common Stock issuable upon the conversion of the convertible promissory notes (“Notes”) held by NC 143, and 475,723 shares of Common Stock issued to Mr. Brooks for his services to the Board. Mr. Brooks has no dispositive investment power over 475,723 shares of Common Stock awarded pursuant to a RSA until those shares vest. NC 143 may be reached at the following address: 1565 N Central Expressway, Suite 400, Richardson, TX 75080.

(3)

Christopher C. Reeg. Mr. Reeg is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 6,611,613 shares of Common Stock owned by RMI, 894,452 shares of Common Stock issuable upon the conversion of the Notes held by RMI, and 475,723 shares of Common Stock issued to Mr. Reeg for his services to the Board. Mr. Reeg has no dispositive investment power over 475,723 shares of Common Stock awarded pursuant to a RSA until those shares vest. RMI may be reached at the following address: 1565 N Central Expressway, Suite 500, Richardson, TX 75080.

(4)

William E. McLaughlin, III. Mr. McLaughlin is a Named Executive Officer and a director. Includes 475,723 shares of Common Stock issued to Mr. McLaughlin for his services to the Board. Mr. McLaughlin has no dispositive investment power over 475,723 shares of Common Stock awarded pursuant to a RSA until those shares vest.

(5)

Ricky Raj S. Kalra, MD. Dr. Kalra is an Independent Director. Includes 475,723 shares of Common Stock issued to Dr. Kalra for his services to the Board and 1,000,000 shares of Common Stock for providing special services. Dr. Kalra has no dispositive investment power over 1,475,723 shares of Common Stock awarded pursuant to RSAs until those shares vest.

(6)

Renato V. Bosita, Jr., MD. Dr. Bosita is an Independent Director. Includes 475,723 shares of Common Stock issued to Dr. Bosita for his services to the Board and 1,000,000 shares of Common Stock for providing special services. Dr. Bosita has no dispositive investment power over 1,475,723 shares of Common Stock awarded pursuant to RSAs until those shares vest.

(7)	All directors and Named Executive Officers as a group. This ownership disclosure includes only the ownership of current Named Executive Officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Change in Control

Between the period July 2016 through October 2016, we obtained three loans in the aggregate amount of $150,000 in exchange for Notes bearing ten percent (10%) interest per annum through December 31, 2016, with principal due and payable, upon demand of the payee. For the periods subsequent to December 31, 2016, the Notes bear interest at eighteen percent (18%) per annum. The Notes were issued as follows: $100,000 to NC 143 and $50,000 to RMI. The Investors have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of our Common Stock at a conversion price of $0.08 per share.

CPM Acquisition

Effective December 31, 2017, we completed the CPM Acquisition, pursuant to the CPM Acquisition Agreement. During the second quarter of 2018, our Company paid $397,463, in cash, to NC 143 as a purchase price adjustment pursuant to the CPM Acquisition Agreement.

Based on our 2018 financial performance, we determined that we did not meet the earnings thresholds as detailed in the CPM Acquisition Agreement. Thus, our Company made no payments to NC 143 for either the base or bonus Earn-Out tranches.

Maxim Acquisition

On July 30, 2018, we entered into the Maxim Purchase Agreement, by and between the Sellers and the Sellers Representative, pursuant to which we agreed to purchase all of the Maxim Interests from the Sellers for aggregate consideration of approximately $3,400,000.

On the Maxim Closing Date, we completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement.

To finalize the working capital post-closing adjustment related to the Maxim Acquisition, our Company issued an aggregate of 120,231 restricted shares of Common Stock to the Sellers on October 4, 2018, at an agreed-upon value of $0.68 per share of Common Stock, which was equal to the 30-day volume-weighted average price of our Common Stock as of October 1, 2018.

Acquisition-related expenses were $84,273 for the year ended December 31, 2018. These costs primarily included legal and fairness opinion fees. Our Company’s management does not anticipate that our Company will incur substantial additional integration costs. See “Note 3. Maxim Acquisition” of our consolidated notes to our Financial Statements.

NCE, LP Leases

As disclosed in “Item 2. Properties” in this 2018 Annual Report, we lease an approximately 11,500 square-foot space as our principal executive office from NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The CPM Lease was effective January 1, 2013, and the Fuse Lease was effective July 14, 2017. Both the CPM Lease and the Fuse Lease terminated December 31, 2017, with month-to-month renewals with the option of renegotiation a long-term lease renewal or relocation in the future. For the year ended December 31, 2018, we continued both the CPM Lease and Fuse Lease on month-to-month terms with the option of renegotiating a long-term lease renewal or relocation in the future.

For the year ended December 31, 2018, we paid approximately $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the accompanying consolidated statements of operations to our Financial Statements.

AmBio Contract

As disclosed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this 2018 Annual Report, AmBio provides us with payroll processing, employee benefit administration, and related human capital services to us. Mr. Brooks owns and controls AmBio. As of December 31, 2018, we had balances due to AmBio of approximately $180,000. As of December 31, 2018, approximately $224,000 of fees were paid to AmBio for its services and are reflected in selling, general, and administrative expenses on the accompanying consolidated statements of operations to our Financial Statements.

Operations

As previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this 2018 Annual Report, we have entered into various related-party transactions with entities that are owned by or affiliated with our Named Executive Officers and members of our Board. The transactions included sales, purchases, commissions paid for services, and revenues related to services provided to the related party.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

For the year ended December 31, 2018, we:

•

sold Orthopedic Implant and Biologics products to MedUSA in the amounts of approximately $2,069,000 which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements;

•

purchased approximately $650,000 of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories in our accompanying consolidated balance sheets to our Financial Statements; and

•	incurred approximately $2,139,000, in commission costs to MedUSA, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2018, we had an outstanding balance due from MedUSA of approximately $389,000. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2018, we had an outstanding balance owed to MedUSA of approximately $8,000. This amount is reflected in accounts payable in our accompanying consolidated balance sheets to our Financial Statements.

During the three months ended June 30, 2018, we received saleable product inventory from MedUSA as settlement of approximately $516,000 in past-due accounts receivable. Our management estimates the aggregate fair value of the received product inventory to be approximately $2,064,000. We recognized $516,000 as a reduction in accounts receivable and an increase of $1,548,000 to inventories and additional paid-in-capital as an injection of capital from an equity holder, which is reflected in our accompanying consolidated balance sheets to our Financial Statements. During the year ended December 31, 2018, we sold a portion of this saleable product inventory valued at approximately $300,000.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the year ended December 31, 2018, we:

•

purchased approximately $547,000 of Orthopedic Implants, medical instruments, and Biologics from Overlord, which is reflected in inventories in our accompanying consolidated balance sheets to our Financial Statements; and

•	incurred approximately $635,000, in commission costs to Overlord, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2018, we had an outstanding balance owed to Overlord of approximately $2,000. This amount is reflected in accounts payable in our accompanying consolidated balance sheets to our Financial Statements.

N.B.M.J., Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the year ended December 31, 2018, we sold Biologics products to NBMJ in the amount of approximately $373,000, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2018, we had an outstanding balance due from NBMJ of approximately $155,000. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

Palm Springs Partners, LLC d/b/a Maxim Surgical

Maxim is a specification developer, and repackager/relabeler of FDA-regulated products and a distributor of Biologics, spinal implants and related medical instruments.

On the Maxim Closing Date, we completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement. See “Item 1 Business-- Maxim Acquisition” for more information on the Maxim Acquisition. Prior to the Maxim Closing Date, Mr. Reeg owned sixty percent (60%) of Maxim and served as its President.

With respect to Maxim, during the seven months ended July 31, 2018, we:

•

sold Orthopedic Implant and Biologics products to Maxim in the amount of approximately $173,000, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements;

•

purchased approximately $286,000 of Orthopedic Implants, medical instruments, and Biologics from Maxim, which is reflected in inventories in our accompanying consolidated balance sheets to our Financial Statements; and

•	incurred approximately $21,000 in commission costs to Maxim, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

For the seven months ended July 31, 2018, we earned approximately $11,000, pursuant to our Company’s shared services agreement, for administrative support services, and sublease agreements, for office space, with Maxim. This amount is reflected in selling, general, administrative, and other expenses in our accompanying consolidated statements of operations to our Financial Statements. Pursuant to the Maxim Acquisition, those agreements terminated as of the Maxim Closing Date.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2018, we:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $763,000, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements;

•	incurred approximately $8,000 in commission costs to Bass, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2018, we had an outstanding balance due from Bass of approximately $179,000. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

For the year ended December 31, 2018, we incurred approximately $860,000 in commission costs to Sintu, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

Recon Orthopedics, LLC

Recon Orthopedics, LLC (“Recon”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2018, we incurred approximately $209,000 in commission costs to Recon, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

During the year ended December 31, 2018, we earned approximately $4,000, pursuant to our Company’s shared-services agreement with Recon for administrative support services, which is reflected in selling, general, administrative, and other expenses in our accompanying consolidated statements of operations to our Financial Statements. Our Company terminated the shared services agreement effective April 30, 2018.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2018, we sold Orthopedic Implant and Biologics products to Tiger in the amount of approximately $154,000, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2018, we had an outstanding balance due from Tiger of approximately $5,000. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

Director Independence

We use the definition of “independent” set forth in the listing standards of NASDAQ. Currently, we believe that two (2) of our directors Renato V. Bosita Jr., MD, and Ricky Raj S. Kalra, MD, are considered “independent” according to the NASDAQ standards. Our remaining three (3) directors are Named Executive Officers, and both Mr. Brooks and Mr. Reeg are five percent (5%) stockholders. Thus, the remaining three (3) directors do not qualify as “independent” under the NASDAQ standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Montgomery Coscia Greilich, LLP (“MCG”), were pre-approved by our Board. The following table shows the fees we paid MCG for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees (1)(2)	$81,000	$151,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$81,000	$151,750

(1)

Audit fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements. We engaged MCG for 2018 and 2017, respectively.

(2)	The audit fees for 2017 included a one-time cost associated with the CPM Acquisition, U.S. Public Company Accounting Oversight Board audit of 2015, 2016, and 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Documents filed as part of the report.

(1)

Financial Statements. See the index to our Financial Statements, which appears on page F-1 hereof. Our Financial Statements listed in the accompanying index to our Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in our Financial Statements or notes included in this report.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)	Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of December 18, 2013, by and among GolfRounds.com, Inc. (now known as Fuse Medical, Inc.), Project Fuse LLC, Fuse Medical, LLC and D. Alan Meeker, solely in his capacity as the representative of the Fuse members, as amended by First Amendment to Agreement and Plan of Merger, dated as of March 3, 2014 and Second Amendment to Agreement and Plan of Merger, dated as of April 11, 2014 (filed as Exhibit 2.1 to the Form 8-K/A filed on August 29, 2014 and incorporated herein by reference).

2.2

Purchase Agreement by and between Fuse Medical, Inc. and NC 143 Family Holdings, LP dated December 15, 2017 (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on December 19, 2017 and incorporated herein by reference).

2.3

Stock Purchase Agreement, dated as of December 19, 2016, by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 19 2016, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on September 15, 2014 and incorporated herein by reference).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Annex A to our Information Statement, filed on December 4, 2015 and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Company’s Form 8-K filed on March 21, 2019 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 10-K, filed on April 6, 2018 and incorporated herein by reference).

4.2	Form of Registration Rights Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.1 to the Form 8-K/A filed August 29, 2014).

4.3	Form of Lock-Up Agreement, dated as of May 28, 2014, by and between the Company and certain stockholders of the Company (filed as Exhibit 10.2 to the Form 8-K filed May 29, 2014).

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

4.7

Amended and Restated Registration Rights Agreement, dated as of December 19, 2016 by and among the Company, Reeg Medical Industries, Inc. and NC 143 Family Holdings, LP (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 19, 2016 and incorporated herein by reference).

Exhibit No.	Description

4.8

Voting Rights Agreement, dated December 19, 2016 by and among our Company, Christopher Pratt, Robert Donehew, RMI, and NC 143 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 23, 2016 and incorporate herein by reference).

10.1

Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Mark W. Brooks (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 19, 2016 and incorporated herein by reference).

10.2

Indemnification Agreement, dated as of December 19, 2016, by and between the Company and Christopher C. Reeg (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 19, 2016 and incorporated herein by reference).

10.3

Private Label Supply Agreement, dated November 1, 2016, by and between Tyber Medical, LLC and CPM Medical Consultants, LLC (filed as Exhibit 10.13 to the Company’s Form 10-K, filed on April 6, 2018 and incorporated herein by reference).

10.4*	Commercial Property Lease Agreement dated January 1, 2013 by and between CPM Medical Consultants, LLC and 1565 North Central Expressway, LP.

10.5*	Commercial Property Lease Agreement dated July 14, 2017 by and between Fuse Medical, Inc. and 1565 North Central Expressway, LP.

10.6

Professional Employer Organization Client Service Agreement, dated January 1, 2017 by and between the Company and AmBio Staffing, LLC (filed as Exhibit 10.50 to the Company’s Form 10-K filed on March 20, 2017 and incorporated herein by reference).

10.7

Professional Employer Organization Client Service Agreement, dated January 1, 2015 by and between CPM Medical Consultants, LLC and AmBio Staffing, LLC (filed as Exhibit 10.19 to the Company’s Form 10-K, filed on April 6, 2018 and incorporated herein by reference).

10.8	2017 Equity Incentive Plan of Fuse Medical, Inc. dated April 5, 2017 (filed as Exhibit 99.2 to the Company’s Form 8-K filed April 6, 2017).

10.9

Amendment Number 1 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated September 21, 2017 (filed as Exhibit 4.1 to the Company’s Form 8-K/A filed November 6, 2017 and incorporated herein by reference.)

10.10

Amendment Number 2 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated October 4, 2017 (filed as Exhibit 4.2 to the Company’s Form 8-K/A filed November 6, 2017 and incorporated herein by reference.)

10.11

Amendment Number 3 to the 2017 Equity Incentive Plan of Fuse Medical Inc. dated February 15, 2018 (filed as Exhibit 4.1 to the Company’s Form 8-K filed February 23, 2018 and incorporated herein by reference).

10.12	Amendment Number 4 to the 2017 Equity Incentive Plan of Fuse Medical, Inc. dated July 5, 2018 (filed as Exhibit 10.1 to our Company’s Form 8-K filed July 5, 2018 and incorporated herein by reference).

10.13	Amended and Restated 2018 Equity Incentive Plan of Fuse Medical, Inc. (filed as Exhibit 10.1 to our Company’s Form 8-K filed December 18, 2018 and incorporated herein by reference).

10.14*	Spinal Implants Purchasing Agreement, dated April 1, 2016, by and between CPM Medical Consultants, LLC and North Texas Division, Inc., D/B/A Medical City Healthcare.

10.15*	Amendment Number 1 to Spinal Implants Purchasing Agreement dated May 1, 2018, by and between CPM Medical Consultants, LLC and North Texas Division, Inc., D/B/A Medical City Healthcare.

10.16*	Biologics Purchasing Agreement, dated June 1, 2015, by and between CPM Medical Consultants, LLC and North Texas Division, Inc., D/B/A Medical City Healthcare.

10.17*	Amendment Number 1 to Biologics Purchasing Agreement dated January 1, 2018, by and between CPM Medical Consultants, LLC and North Texas Division, Inc., D/B/A Medical City Healthcare.

10.18*	Spinal Implants Purchasing Agreement, dated April 1, 2017, by and between CPM Medical Consultants, LLC and El Paso Healthcare System, LTD.

Exhibit No.	Description

10.19*	Amendment to Number 1 to Spinal Implants Purchasing Agreement, dated January 1, 2018, by and between CPM Medical Consultants, LLC and El Paso Healthcare System, LTD.

10.20*	Biologics Purchasing Agreement, dated December 1, 2018, by and between CPM Medical Consultants, LLC and El Paso Healthcare System. LTD.

10.21*	Spinal Fusion Purchasing Agreement, dated June 26, 2012, by and between CPM Medical Consultants, LLC and Texas Health Resources.

10.22*	Amendment Number 1 to Spinal Fusion Purchasing Agreement, dated August 7, 2015, by and between CPM Medical Consultants, LLC and Texas Health Resources.

10.23*	Amendment Number 2 to Spinal Fusion Purchasing Agreement, dated June 2, 2017, by and between CPM Medical Consultants, LLC and Texas Health Resources.

10.24*	Stocking and Distribution Agreement, dated December 1, 2017, by and between CPM Medical Consultants, LLC and Amnio Regen Solutions.

10.25*	Sales Agency Agreement, dated August 1, 2018, by and between CPM Medical Consultants, LLC and StelKast, Inc.

10.26*	Distributorship Agreement, dated October 1, 2015, by and between CPM Medical Consultants, LLC and Vivex Biomedical, Inc.

10.27*	Distributor Purchase and Sales Agreement, dated January 27, 2015, by and between CPM Medical Consultants, LLC and Precision Spine, Inc.

10.28*	Distributor Agreement, dated January 1, 2016, by and between CPM Medical Consultants, LLC and FH Ortho, Inc.

10.29*	Distribution Agreement, dated January 1, 2011, by and between CPM Medical Consultants, LLC and United Orthopedic Corporation.

10.30*	Amendment Number 1 to Distributor Agreement, dated April 1, 2013, by and between CPM Medical Consultants, LLC and UOC USA, Inc.

10.31*	Distribution Agreement, dated 2016, by and between CPM Medical Consultants, LLC and Ortho Solutions, Inc.

10.32*	Distributor Agreement, dated November 9, 2015, by and between CPM Medical Consultants, LLC and Corelink, LLC.

10.33*	Distributor Agreement, dated October 26, 2016, by and between CPM Medical Consultants, LLC and Vilex in Tennessee, Inc. D/B/A Vilex, Inc.

10.34*	Distributorship Agreement, dated September 17, 2014, by and between CPM Medical Consultants, LLC and Amendia, Inc.

10.35*	Distribution Agreement, dated May 13, 2010, by and between CPM Medical Consultants, LLC and Arteriocyte Medical Systems, Inc.

10.36*	Amendment Number 1 to Distribution Agreement, dated January 5, 2011, by and between CPM Medical Consultants, LLC and Arteriocyte Medical Systems, Inc.

10.37*	Amendment Number 2 to Distribution Agreement, dated October 31, 2012, by and between CPM Medical Consultants, LLC and Arteriocyte Medical Systems, Inc.

10.38*	Consignment Agreement, dated May 31, 2013, by and between CPM Medical Consultants, LLC and Renovis Surgical Technologies.

10.39*	Indemnification Agreement, dated December 19, 2016, by and between Fuse Medical, Inc. and William E. McLaughlin.

10.40*	Indemnification Agreement, dated August 1, 2017, by and between Fuse Medical, Inc. and Renato V. Bosita Jr., M.D.

10.41*	Indemnification Agreement, dated July 13, 2017, by and between Fuse Medical, Inc. and “Ricky” Raj S. Kalra, M.D.

10.42*	Consulting Agreement, dated March 1, 2018, by and between Fuse Medical, Inc. and Jarrod Rogers.

Exhibit No.	Description

10.43*	Distributorship Agreement, dated March 29, 2018, by and between CPM Medical Consultants, LLC and Signature Orthopaedics Pty Ltd.

10.44*	Purchase Agreement, dated February 1, 2018, by and between CPM Medical Consultants, LLC and Methodist Hospitals of Dallas D/B/A Methodist Health System.

10.45*	Stocking and Distribution Agreement, dated December 1, 2017, by and between CPM Medical Consultants, LLC and Osteo 360, LLC.

10.46*	Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Max Spine, LLC.

10.47*	Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Neurospine Consultants, LLC.

10.48*	Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and MedUSA Group, LLC.

10.49*	Purchase and Sales Agreement, dated March 14, 2018, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC.

10.50*	Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC.

10.51*	Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC.

10.52*	Stocking and Distribution Agreement, dated January 1, 2018, by and between CPM Medical Consultants, LLC and NBMJ, Inc. D/B/A Incare Technologies.

10.53*	Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Palm Springs Partners D/B/A Maxim Surgical, LLC.

10.54*	Services Agreement, dated January 1, 2014, by and between CPM Medical Consultants, LLC and Palm Springs Partners D/B/A Maxim Surgical, LLC.

10.55*	Lease Agreement, dated August 1, 2013, by and between CPM Medical Consultants, LLC and Palm Springs Partners D/B/A Maxim Surgical, LLC.

10.56*	Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Bass Bone & Spine Specialists, LLC.

10.57*	Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Tiger Orthopedics, LLC.

10.58*	Stocking and Distribution Agreement, dated January 1, 2018, by and between CPM Medical Consultants, LLC and Sintu, LLC.

10.59*	Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Recon Orthopedics, LLC.

10.60*	Stocking and Distribution Agreement, dated January 1, 2018, by and between CPM Medical Consultants, LLC and Epic Orthopedic Management, LLC.

10.61*	Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Bio-Ortho, LLC.

10.62*	Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Ununtrium, LLC.

10.63*	Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Reeg Medical Industries, Inc.

Exhibit No.	Description

10.64*	Stocking and Distribution Agreement, dated August 31, 2018, by and between CPM Medical Consultants, LLC and Modal Manufacturing, LLC.

10.65

Amended and Restated Business Loan Agreement, dated December 31, 2017, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical., and CPM Medical Consultants, LLC (filed as Exhibit 10.1 to our Company’s Form 8-K filed on January 11, 2018 and incorporated herein by reference).

10.66

Limited Waiver and First Amendment to Amended and Restated Business Loan Agreement, dated September 21, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as Exhibit 10.2 to our Company’s Form 8-K filed on November 21, 2018 and incorporated herein by reference).

10.67

Limited Waiver and Second Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as Exhibit 10.3 to our company’s Form 8-K filed on November 21, 2018 and incorporated herein by reference).

13.1	Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed April 6, 2017 and incorporated herein by reference).

13.2	Amendment Number 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 (filed September 21, 2018 and incorporated herein by reference).

21.1*	List of Subsidiaries of Fuse Medical, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: March 21, 2019	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2019	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 21, 2019	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Chief Financial Officer and Director (Principal Financial Officer)

Date: March 21, 2019	By:	/s/ Mark W. Brooks
Mark W. Brooks President, Director, and Chairman of the Board

Date: March 21, 2019	By:	/s/ Ricky Raj S. Kalra
Ricky Raj S. Kalra, MD Director

Date: March 21, 2019	By:	/s/ Renato V. Bosita, Jr.
Renato V. Bosita, Jr., MD Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The shareholders and the board of directors of Fuse Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years in the two-year period ended 2018 and 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended 2018 and 2017, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

Plano, Texas

March 21, 2019

FUSE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$844,314	$804,715
Accounts receivable, net of allowance of $667,963 and $499,099, respectively	5,225,999	6,570,382
Inventories, net of allowance of $1,711,871 and $1,110,742, respectively	11,075,889	10,626,769
Prepaid expenses and other current assets	29,553	32,466
Total current assets	17,175,755	18,034,332
Property and equipment, net	42,974	16,895
Deferred tax asset	760,993	375,278
Intangible assets, net	1,288,040	-
Goodwill	2,905,089	820,650
Total assets	$22,172,851	$19,247,155
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,712,919	$2,588,091
Accrued expenses	2,784,271	1,830,679
Notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,477,448	3,415,351
Total current liabilities	7,124,638	7,984,121
Earn-out liability	13,581,529	19,244,543
Total liabilities	20,706,167	27,228,664
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 74,600,181 shares issued and 71,489,066 shares outstanding at December 31, 2018 and 69,158,308 shares issued and 65,890,808 shares outstanding at December 31, 2017	714,891	671,583
Additional paid-in capital	-	(8,653,092)
Retained earnings	751,793	-
Total stockholders’ equity (deficit)	1,466,684	(7,981,509)
Total liabilities and stockholders’ equity (deficit)	$22,172,851	$19,247,155

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in dollars, except per share data)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Net revenues	$26,342,038	$26,407,206
Cost of revenues	13,352,558	14,582,416
Gross profit	12,989,480	11,824,790
Operating expenses
Selling, general, administrative and other	8,466,128	5,315,657
Commissions	6,431,967	5,641,122
Gain on disposal of property and equipment	-	(5,367)
Depreciation and amortization	49,685	14,521
Total operating expenses	14,947,780	10,965,933
Operating (loss) income	(1,958,300)	858,857
Change in fair value of contingent purchase consideration	5,663,014	-
Other income (expense):
Interest expense	(133,944)	(161,669)
Extinguishment of debt	-	43,308
Total other expense	(133,944)	(118,361)
Operating income before income tax	3,570,770	740,496
Income tax benefit	(386,784)	40,818
Net income	$3,957,554	$699,678
Net income per common share - basic	$0.06	$0.04
Net income per common share - diluted	$0.06	$0.04
Weighted average number of common shares outstanding - basic	68,020,348	16,027,794
Weighted average number of common shares outstanding - diluted	70,945,602	19,473,553

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2016	15,890,808	$158,908	$10,440,567	$-	$10,599,475
Restricted stock awards granted	3,267,500	12,675	29,934	-	42,609
Purchase of CPM Medical Consultants, LLC	50,000,000	500,000	(19,744,543)	-	(19,244,543)
Deferred tax asset	-	-	375,278	-	375,278
Member contribution (successor)	-	-	1,738,620	-	1,738,620
Member distribution (successor)	-	-	(1,492,948)	(699,678)	(2,192,626)
Net income	-	-	-	699,678	699,678
Balance, December 31, 2017	69,158,308	671,583	(8,653,092)	-	(7,981,509)
Restricted stock awards granted	1,111,115	-	210,888	-	210,888
Stock options vested	-	-	624,041	-	624,041
CPM working capital purchase price adjustment	-	-	(397,463)	-	(397,463)
Inventory contributed by stockholder	-	-	1,547,807	-	1,547,807
Purchase of Maxim Surgical	4,330,758	43,308	3,238,449	-	3,281,757
Adjustment to CPM purchase price accounting	-	-	223,609	-	223,609
Net income	-	-	3,205,761	751,793	3,957,554
Balance, December 31, 2018	74,600,181	$714,891	$-	$751,793	$1,466,684

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Cash flows from operating activities:
Net income	$3,957,554	$699,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,685	14,521
Change in fair value of contingent purchase consideration	(5,663,014)	-
Share-based compensation	834,929	42,609
Provision of bad debts and discounts	168,864	-
Benefits for deferred taxes	(431,272)	-
Gain on disposal of property and equipment	-	(5,067)
Extinguishment of debt	-	(43,308)
Changes in operating assets and liabilities:
Accounts receivable	917,689	(62,096)
Inventories, net slow-moving and obsolescence reserves	1,881,556	2,022,723
Prepaid expenses and other current assets	2,913	(9,448)
Accounts payable	(82,824)	178,477
Accrued expenses	843,820	(1,236,527)
Deferred rent	-	(848)
Security deposit	-	3,822
Net cash provided by operating activities	2,479,900	1,604,536
Cash flows from investing activities:
Purchases of property and equipment	(41,838)	(20,334)
Insurance settlement proceeds	-	8,732
Acquisition of Maxim Surgical, net of cash acquired	(63,097)	-
Net cash used in investing activities	(104,935)	(11,602)
Cash flows from financing activities:
Payments on senior secured revolving credit facility	(1,937,903)	110,004
Purchase price adjustment - CPM acquisition	(397,463)	-
Member contributions (successor)	-	273,044
Member distributions (successor)	-	(1,949,714)
Net cash used in financing activities	(2,335,366)	(1,566,666)
Net increase in cash and cash equivalents	39,599	26,268
Cash and cash equivalents - beginning of year	804,715	778,447
Cash and cash equivalents - end of year	$844,314	$804,715
Supplemental disclosure of cash flow information:
Cash paid for interest	$107,521	$139,507
Non-cash investing and financing activities:
Inventory contributed by stockholder	$2,063,742	$-
Member contributions of inventory	$-	$1,465,576
Member distributions of inventory	$-	$242,912
Stock issued for Maxim Acquisition	$3,281,757	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1. Nature of Operations

Overview

The Company was initially incorporated in 1968 as GolfRounds, Inc., a Florida corporation.   During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. and merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016 (the “Change-in-Control Date”), the Company entered into a Stock Purchase Agreement by and between the Company, NC 143 Family Holdings, LP, a Texas limited partnership (“NC 143”) which is controlled by Mark W. Brooks (“Mr. Brooks”), the Company’s Chairman of the Board of Directors (“Board”) and President; and Reeg Medical Industries, Inc., a Texas Corporation, (“RMI”, and together with NC 143, the “Investors”), which is owned and controlled by Christopher C. Reeg, the Company’s Chief Executive Officer and Secretary (“Mr. Reeg”). The closing of the Stock Purchase Agreement resulted in a change-in-control of the Company whereby the Investors beneficially acquired approximately 61.4% of the Company’s issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”), immediately after the Change-in-Control Date.

On December 31, 2017, the Company completed the acquisition of CPM Medical Consultants, LLC (“CPM”) pursuant to that certain purchase agreement dated December 15, 2017 (“CPM Acquisition Agreement” and such transaction the “CPM Acquisition”).The Company was the legal acquirer, and, for accounting purposes, CPM was deemed to have acquired the Company in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines the Company at the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. Subsequent to the Change-in-Control Date, CPM and Company operations are consolidated. See “Note 4. CPM Acquisition.”

On July 30, 2018, the Company, entered into that certain securities purchase agreement (the “Maxim Purchase Agreement”), by and between the Company, Palm Springs Partners, LLC d/b/a Maxim Surgical, a Texas limited liability company (“Maxim”), RMI, Mr. Amir David Tahernia, an individual (“Tahernia”, together with RMI, the “Sellers”), and Tahernia in his capacity as the representative of the Sellers dated July 30, 2018, pursuant to which the Company agreed to purchase all of the outstanding equity securities of Maxim (“Maxim Interests”) from the Sellers (such transaction, the “Maxim Acquisition”) for aggregate consideration of approximately $3,400,000. Before the Maxim Acquisition, Mr. Reeg served as Maxim’s President.

On August 1, 2018 (“Maxim Closing Date”), the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement and Maxim operations are consolidated. See “Note 3, Maxim Acquisition.”

Nature of Business

The Company is a national distributor of medical devices and Biologics and a specification developer and repackager/relabeler of FDA-regulated products who provides a broad portfolio of internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and a wide array of osteo-biologics and regenerative tissue which include human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (“Biologics”). All of the Company’s medical devices are approved by the U.S. Food and Drug Administration for sale in the United States, and all of the Company’s Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks.

The Company’s broad portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and cost-effective solutions for its customers, which include hospitals, medical facilities, and sub-distributors. The Company operates under exclusive and non-exclusive agreements with certain vendors and supply partners in the geographic territories the Company serves.

The Company continuously reviews and expands its product lines to ensure that they offer the most comprehensive, high-quality and cost-effective selection of Orthopedic Implants and Biologics so that the Company can be more relevant to its customer needs while continuing to grow its existing customer base.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, CPM, and Maxim, the Company’s wholly-owned subsidiaries of which the operations have been integrated with the Company. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the consolidated financial statements.  Actual results could differ from those estimates. Significant estimates on the accompanying consolidated financial statements include the valuation of inventories, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company’s management expectation of future taxable income and allowable deductions and the fair value calculations of stock-based compensation and earn-out (“Earn-Out”) liability.

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources. The Company’s Chief Executive Officer serves as the Company’s chief operating decision maker, and his management team review operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Company. The Company has integrated the operations of both CPM and Maxim. Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

Net Income Per Common Share

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

As of December 31, 2018, and 2017, 1,300,000 and 700,000 outstanding Common Stock equivalents have been included within diluted net earnings per share, respectively.

As of December 31, 2018, and 2017, Common Stock equivalents included options to purchase 3,915,000 and 1,302,052 common shares, respectively.

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

In connection with the CPM Acquisition, the Company recorded a $19,244,543 liability related to the Earn-Out portion of the purchase consideration. See “Note 4, CPM Acquisition,” for further discussion of the Earn-Out liability. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

changes in its fair value will be included in the Company’s earnings. The Earn-Out payments are based on the financial performance of the Company between the period of January 1, 2018, and December 31, 2034. The base amount of the Earn-Out is $16,000,000 with an additional bonus payment of $10,000,000. The payments of the base and bonus Earn-Out amounts are subject to the Company meeting certain earnings thresholds as detailed in the CPM Acquisition Agreement. The Earn-Out payments during the Earn-Out period specified above, ranges from $0 to $26,000,000.

The fair value of the Earn-Out liability was calculated using the Monte Carlo simulation, which was then applied to estimated Earn-Out payments with a discount rate of four percent (4%). To determine the fair value of the Earn-Out liability, the Company’s management evaluates assumptions that require significant judgement. Significant assumptions used for estimating the Earn-Out liability included gross margins of approximately forty-eight percent (48%), net income margins averaging nine percent (9%) per year, revenue growth of approximately five percent (5%) over a forecast horizon period of 11 years.

The Earn-Out liability, which represented contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the consolidated statements of operations at each reporting period since the arrangement is not subject to the accounting for hedging instruments.

For the year ended December 31, 2018, the Company has determined the earnings threshold as detailed in the CPM Acquisition Agreement was not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2018 financial performance.

The Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529. The Earn-Out liability was reduced by $5,663,014 with the offset reflected as “Change in fair value of contingent purchase consideration” on our Financial Statements.

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

Reclassification

Certain amounts in the accompanying consolidated statements of operations have been reclassified to conform to the current presentation. State income tax expense has been reclassified from selling, general, administrative and other expenses to income tax expense (benefit).

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2018, and December 31, 2017. The Company’s cash is concentrated in two large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through December 31, 2018. As of December 31, 2018, and December 31, 2017, there were deposits of $322,693 and $537,388, respectively, which were greater than federally insured limits.

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

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstance, warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible; reflecting these amounts in the allowance for doubtful accounts along with an offset to bad debt expense is reflected within selling, general, administrative and other expenses on the Company’s accompanying consolidated statements of operations.

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

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) less an allowance for slow-moving inventory, expired inventory and inventory obsolescence. Inventories consist entirely of finished goods and Orthopedic Implants and Biologics. The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

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

Long-Lived Assets

The Company reviews long-lived assets annually or whenever changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents furniture and fixtures. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the consolidated cash flow measure monitored for indicators of impairment. As the cash flow measure reaches levels to indicate potential impairment, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is typically determined to be the value to repurchase furniture and fixtures. Based upon the Company’s assessment, there were no indicators of impairment of its long-lived assets at December 31, 2018 and 2017.

Goodwill and Other Intangible Assets

Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified net assets acquired. Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. The Company tests goodwill at least annually or whenever changes in circumstances indicate that the carrying amount of an asset might not be recoverable for impairment using the fair value approach on a reporting unit basis.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Since the Company is one reporting unit, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value. The fair value of the Company is determined using a market approach. If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired. The Company performs the annual assessment of the recoverability of goodwill during the fourth quarter of each fiscal year. No goodwill impairment has been recognized during 2018 or 2017.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life. See “Note 3 – Maxim Acquisition” for goodwill and other intangibles for additional related disclosures.

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

Revenues are generated from the sales of Orthopedic Implants and Biologics to support orthopedic surgeries and related procedures. For customers that purchase products as needed, the Company invoices the customers on the date the product is utilized. For customers that have consigned product, the Company invoices the customers as each unit of the product is utilized. Payment terms are due upon receipt of invoice or contractual terms.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are determinable and estimable. The Company’s management reduces net revenues to account for estimates of the Company’s sales returns, discounts, and other incentives.

Cost of Revenues

Cost of revenues consists of cost of goods sold, freight and shipping costs for items sold to customers, cost of storage, investment in medical instruments, which are expenses acquired, inventory shrink, and an estimate for slow-moving, expired inventory, and inventory obsolescence.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in revenues and the related costs in cost of revenues.

Income Taxes

As a result of the CPM Acquisition, the Company became the sole managing member of CPM and as a result, began consolidating the financial results of CPM. CPM is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CPM is not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by CPM is passed through to and included in the taxable income or loss of the Company. As a result of the Maxim Acquisition, the Company and Maxim will elect to file a consolidated tax return for the period after acquisition.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2018, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro-rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 3. Maxim Acquisition

On the Maxim Closing Date, the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement. (See Note 1, “Nature of Operations – Overview.”)

The Company issued 4,210,526 restricted shares of its Common Stock to the Sellers in exchange for one hundred percent (100%) of the outstanding Maxim Interests, at an agreed-upon value of $0.76 per share of Common Stock, which was equal to the 30-day volume-weighted average price (“VWAP”) of the Common Stock as of three (3) business days prior to the Maxim Closing Date. Subsequent to the Maxim Acquisition, Mr. Reeg is a beneficial owner of more than ten percent (10%) of the Common Stock of the Company.

The Company accounted for the Maxim Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Maxim Closing Date. The assets acquired, and liabilities assumed were recorded as of the Maxim Closing Date at their respective fair values and consolidated with those of the Company. The reported consolidated balance sheets of the Company after completion of the acquisition reflects these fair values.

The Maxim Purchase Agreement provides for a working capital post-closing adjustment (“Maxim Post-Closing Adjustment”) based on the Maxim Closing Date balance sheet for certain changes in Maxim’s current assets and current liabilities pursuant to the Maxim Purchase Agreement. The Maxim Post-Closing Adjustment was calculated to be $81,757.

To finalize the Maxim Post-Closing Adjustment, the Company issued an aggregate of 120,231 restricted shares of Common Stock to the Sellers on October 4, 2018 at an agreed-upon value of $0.68 per share of Common Stock, which was equal to the 30-day VWAP of the Company’s Common Stock as of October 1, 2018.

The components of the aggregate purchase price for the Maxim Acquisition were as follows:

Cash	$200,000
Fair value of Common Stock	3,200,000
Post-closing working capital adjustment	81,757
Total purchase price	$3,481,757

The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the Maxim Closing Date of such acquisition. The following table summarizes the allocation of assets acquired and liabilities assumed of Maxim as of the Maxim Closing Date:

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

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The assets and liabilities assumed in the acquisition have been included in the Company’s consolidated balance sheets as of December 31, 2018. The results of Maxim operations are included in the Company’s consolidated statements of operations subsequent to the Maxim Closing Date.

Acquisition Costs

Acquisition-related expenses were $84,273 for the year ended December 31, 2018. These costs primarily included legal and fairness opinion fees. The Company’s management does not anticipate that the Company will incur substantial additional integration costs.

Note 4. CPM Acquisition

On December 29, 2017, the Company completed the previously-announced CPM Acquisition, pursuant to the CPM Acquisition Agreement. The Company issued 50 million shares of its Common Stock, par value $0.01 per share, in exchange for one hundred percent (100%) of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, equaling a value of $10,000,000. The remaining $26,000,000 of the purchase price consideration will be paid by the Company to NC 143 in the form of contingent Earn-Out payments based on the Company achieving certain future profitability targets for years after 2017. The effective date of the CPM Acquisition was December 31, 2017 (the “CPM Effective Date”).

The Company’s management engaged an independent third-party valuation specialist to calculate the fair value of the Earn-Out liability. The Company recorded $19,244,543 as a contingent liability related to the fair value of the $26,000,000 Earn-Out liability at its fair value as of the CPM Effective Date, with a corresponding offset to additional paid-in capital on the Company’s accompanying consolidated balance sheets. For the year ended December 31, 2018, the Company’s has determined the earnings threshold as detailed in the CPM Acquisition Agreement were not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2018 financial performance.

As of December 31, 2018, the Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529. The Earn-Out liability was reduced by $5,663,014 with the offset reflected as “Change in fair value of contingent purchase consideration” on our consolidated statements of operations to our Financial Statements. The Company’s management will evaluate the estimated fair value of the Earn-Out liability each reporting period. See “Note 2 Fair Value Measurements.”

The CPM Acquisition Agreement provides for a working capital post-closing adjustment (“CPM Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Acquisition Agreement. The CPM Post-Closing Adjustment was calculated to be $397,463 and was paid in cash on June 27, 2018, to NC 143, with a corresponding offset to additional paid-in capital on the Company’s accompanying consolidated balance sheets.

Note 5. Property and Equipment

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Property and equipment consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Computer equipment and software	$41,840	$-
Furniture and fixtures	5,047	5,047
Office equipment	21,913	21,913
Property and equipment costs	68,800	26,960
Less: accumulated depreciation	(25,826)	(10,065)
Property and equipment, net	$42,974	$16,895

Depreciation expense for the year ended December 31, 2018 and 2017 was $15,760 and $14,521 respectively.

Note 6. Revolving Line of Credit

On December 29, 2017, the Company became party to a Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”). The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000. The RLOC bears interest at a variable rate based on the one-month LIBOR rate plus three percent (3.00%) (effective rate of 4.88% at December 31, 2018). The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. Among other covenants, the Company must not have two consecutive quarters of net losses (“Consecutive Net Losses”), must maintain a maximum senior debt to EBITDA ratio (“Senior Debt to EBITDA”) of less than 3.75x, and must maintain a minimum fixed charge coverage ratio (“FCCR”) above 1.25x. The Company’s Chairman of the Board and President personally guarantees fifty percent (50%) of the outstanding RLOC amount.

The Company was not in compliance with the FCCR requirement of the RLOC for the three-month period ending March 31, 2018. For the three-month period ended June 30, 2018, the Company was not in compliance with the Consecutive Net Losses, Senior Debt to EBITDA, or the minimum FCCR requirements of the RLOC. The Company has obtained waivers from Amegy Bank with respect to these two events of default. Further, Amegy Bank suspended the FCCR and Senior Debt to EBITDA for the three months ended September 30, 2018, and added a minimum quarterly net income requirement of $700,000 for the three months ended September 30, 2018.

The Company was not in compliance with the minimum quarterly net income requirement of $700,000 for the three months ended September 30, 2018. The Company has obtained a waiver from Amegy Bank with respect to this event of default.

On November 19, 2018 the Company executed the Second Amendment to the RLOC with Amegy Bank (the “Second Amendment”).  The Second Amendment waived the Company’s events of default under the RLOC for 1) the three months ended March 31, 2018, 2) the three months ended June 30, 2018, and 3) the three months ended September 30, 2018 and amended certain material terms as follows:

•	added the concept of a dilution reserve in an amount of not less than $600,000, relating to all receivables in the definition of Borrowing Base;
•	reduced the aggregate limit of the loans offered to $4,000,000;
•	extended the termination date from November 2, 2018 to November 4, 2019;
•	increased the rate at which the loans bear interest to the LIBOR Index Rate plus four percent (4.00%) per annum;
•

amended the financial covenants to state that the Company will not permit: (a) the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019 to be less than 1.25 to 1.00; and (b) EBITDA to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; and

•	modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

The Company’s Chairman of the Board, and President, continues to personally guarantee fifty percent (50%) of the outstanding RLOC amount.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The outstanding balance of the RLOC was $1,477,448 and $3,415,351 at December 31, 2018 and 2017, respectively. Interest expense incurred on the RLOC was $106,943 and $134,668 for the year ended December 31, 2018 and 2017, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the RLOC at December 31, 2018 and 2017 was $4,350 and $4,927, respectively, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 7. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the form of Notes in the aggregate amount of $150,000 bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”) and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes’ principal and interest shall be due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

During the years ended December 31, 2018 and 2017, interest expense of $27,000 and $27,000, respectively, is reflected in interest expense on the Company’s accompanying consolidated statements of operations. As of December 31, 2018, and 2017, accrued interest was $59,096 and $32,096, respectively, which is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 8. Commitments and Contingencies

Legal Matters

There is one material legal proceeding that has been present, but not active, for several years now. On January 27, 2014, M. Richard Cutler and Cutler Law Group, P.C. (“Plaintiffs”) filed a complaint in the District Court of Harris County, Texas, 2014-03355, against Fuse, Alan Meeker, Rusty Shelton, Jonathan Brown, Robert H. Donehew and Golf Rounds.com, Inc. On April 21, 2014, the complaint was dismissed for “want of prosecution.”

On September 18, 2015, the Plaintiffs refiled a complaint in the District Court of Harris County, Texas, Cause No. 2015-55652 and added PH Squared, LLC as an additional Plaintiff. There is currently no trial date for the matter, as it has been “administratively closed” since 2017 due to one of the named individuals in the complaint filing for bankruptcy protection, but the Company continues to monitor the status of the lawsuit.

The Company’s management continues to believe that the lawsuit is completely without merit and will vigorously contest it and protect the interests of the Company.

Operating Leases

The Company leases office space under a noncancelable operating lease agreement, from a real estate investments company that is owned and controlled by the Company’s Chairman of the Board and President. This lease terminated December 31, 2017 with month-to-month renewals. The lease requires monthly payments of $14,000. Annual rent expense was approximately $168,000 and $142,000 for the years ended December 31, 2018 and 2017, and are included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The Company leases office equipment under two noncancelable operating lease agreements which expire March 2019 and February 2021. In aggregate, these office equipment leases require monthly payments of approximately $779. Rent expense for the equipment leases totaled approximately $11,000 and $11,000 for the years ended December 31, 2018 and 2017, respectively, and are included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018:

Year ending December 31,
2019	$5,000
2020	3,000
2021	500
2022	-
$8,500

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9. Stockholders’ Equity

The 2018 Equity Incentive Plan of Fuse Medical, Inc. (“2018 Equity Plan”), is the Company’s stock-based compensation plan, which the Company’s Board adopted on April 5, 2017 and subsequently amended and restated on December 13, 2018. The 2018 Equity Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2018 Plan are subject to a vesting schedule as set forth in individual agreements.

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

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to the Company’s product advisory board members, certain key employees, and marketing representatives during:

Assumptions	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Expected term (years)	10	-
Expected volatility	107.22%	0%
Weighted-average volatility	107.22%	0%
Risk-free interest rate	2.785%	0.00%
Dividend yield	0.0%	0.0%
Expected forfeiture rate	n/a	n/a

For the year ended December 31, 2018, the Board granted 3,930,000, respectively, of non-qualified stock option awards (“NQSO”) to the Company’s product advisory board members, certain key employees and marketing representatives. For the year ended December 31, 2018, the Company amortized $624,041 relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying consolidated statement of operations. For the year ended December 31, 2017, the Company did not have stock options to amortize. The Company will recognize $1,984,950 as an expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

A summary of the Company’s stock option activity during the year ended December 31, 2018 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2017	1,302,052	$0.20
Granted	3,930,000	$1.04
Exercised	—	$-
Forfeited	(1,315,000)	$0.96
Expired	(2,052)	$11.11
Balance outstanding at December 31, 2018	3,915,000	$0.78	7.0	$443,000
Exercisable at December 31, 2018	1,340,000	$0.21	2.5	$443,000

The weighted-average grant-date fair value of options granted during the year ended December 31, 2018 was $0.96.

Restricted Common Stock

For the year ended December 31, 2018, and 2017 the Company amortized $210,888 and $42,609 relating to the vesting of restricted stock awards (“RSAs”), respectively, which is included in selling, general, administrative, and other expenses, on the accompanying consolidated statement of operations.

The following table summarizes RSAs activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	3,267,500	$1,813,500	$0.56
Granted	1,111,115	500,000	0.45
Vested	(1,267,500)	(253,500)	0.20
Forfeited	-	-	-
Board Modification [1]	1,267,500	-	-
Non-vested, December 31, 2018	4,378,615	$2,060,000	$0.47

1)

The Board, modified the 2017 RSAs vesting terms for shares of the Company’s Common Stock subject to RSA’s granted to the directors as director compensation effective during 2017. The Board modified the 2017 RSAs so that shares of the Company’s Common Stock granted pursuant to the 2017 RSAs vest only upon: (i) the occurrence of a Change in Control (as defined in the 2017 RSAs), listing of the Company’s Common Stock on a national exchange, or the director’s termination of Continuous Service (as defined in the 2017 RSAs), and (ii) the director’s notification to the Company of such accelerating events, within a specified period (“Triggering Events”). This Board modification had no impact on the expense recognized, of the RSA’s. See “Note 13. Subsequent Events.”

The non-vested RSAs as of December 31, 2018, were granted by the Company’s Board to the Board members as compensation and vest fully upon Triggering Events, as defined.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Current:
Federal	$-	$-
State	48,711	40,818
	48,711	40,818
Deferred:
Federal	(435,495)	-
State	-	-
	(435,495)	-
Total Income tax expense (benefit)	$(386,784)	$40,818

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryover	$216,793	$172,704
Accounts receivable	140,272	81,927
Compensation	232,793	57,458
Inventory	383,744	25,792
Other	28,128	-
Total deferred tax assets	1,001,730	337,881
Deferred tax liabilities:
Intangibles	(232,835)	40,342
Property and equipment	(7,902)	(2,945)
Total deferred tax liabilities	(240,737)	37,397
Deferred tax assets, net	760,993	375,278
Valuation allowance:
Beginning of year	-	(308,026)
(Increase) decrease during year	-	308,026
Ending balance	-	-
Net deferred tax asset	$760,993	$375,278

As of December 31, 2018, the Company recognized a net deferred tax asset of $760,993, or an increase of $385,715 recognized at December 31, 2017. Consistent with the one-year period and the current business trends and expectations, the Company’s management does not deem a valuation allowance to be appropriate as of December 31, 2018.

At December 31, 2018, the Company estimates it has approximately $1,032,348 of net operating loss carryforwards which will expire during 2019 through 2037. The Company’s management believes its tax positions are highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2018, the Company’s tax years 2015 through 2017 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Statutory U.S. federal income tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	1.1%	5.8%
Permanent differences	-32.8%	3.8%
Other reconciling items	-0.1%	20.5%
LLC flow-through structure	0.0%	(59.3%)
Valuation allowance	0.0%	0.0%
Effective income tax rate	-10.8%	5.8%

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2018 and 2017, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Customer 1	19.78%	18.06%
Totals	19.78%	18.06%

At December 31, 2018 and 2017, the following significant customers had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	December 31, 2018	December 31, 2017
Customer 1	15.03%	15.26%
Totals	15.03%	15.26%

For the years ended December 31, 2018 and 2017, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Supplier 1	13.20%	10.70%
Supplier 2	10.50%	5.80%
Totals	23.70%	16.50%

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals. For the year ended December 31, 2018 and 2017, the Company paid approximately $168,000 and $142,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of December 31, 2018, AmBio operations support approximately 69 full time equivalents (“FTE”). Of those 69 FTEs, 48 FTEs directly support the Company, 14 FTEs support the operations of other companies and the Company shares 7 FTEs with other companies.

As of December 31, 2018, and December 31, 2017, the Company owed amounts to AmBio of approximately $180,000 and $178,000, respectively, which is reflected in the accounts payable on the Company’s consolidated balance sheets. For the year ended December 31, 2018, and 2017, the Company paid approximately $ 224,000 and $ 152,000, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.

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

During the years ended December 31, 2018 and 2017, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $2,069,000 and $5,054,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•

purchased approximately $650,000 and $37,000, respectively, of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories in the Company’s accompanying consolidated balance sheets; and

•	incurred approximately $2,139,000 and $962,000, respectively, in commission costs to MedUSA, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances due from MedUSA of approximately $389,000 and $1,684,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances owed to MedUSA of approximately $8,000 and $1,000, respectively. These amounts are reflected in accounts payable in the Company’s accompanying consolidated balance sheets.

During the three months ended June 30, 2018, the Company received saleable product inventory from MedUSA as settlement of approximately $516,000 in past-due accounts receivable. The Company’s management estimates the fair value of the received product inventory to be approximately $2,064,000. The Company recognized $516,000 as a reduction in accounts receivable and an increase of $1,548,000 to inventories and additional paid-in-capital as an injection of capital from a related party under common control, which is reflected in the Company’s accompanying consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

During the years ended December 31, 2018 and 2017, the Company:

•

sold Biologics products to Overlord in the amounts of approximately $0.00 and $1,953,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•

purchased approximately $547,000 and $0.00, respectively, of Orthopedic Implants, medical instruments, and Biologics from Overlord, which is reflected in inventories in the Company’s accompanying consolidated balance sheets; and

•	incurred approximately $635,000 and $101,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances due from Overlord of approximately $0.00 and $444,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances owed to Overlord of approximately $2,000 and $0.00, respectively. These amounts are reflected in accounts payable in the Company’s accompanying consolidated balance sheets.

N.B.M.J., Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the years ended December 31, 2018 and 2017, the Company:

•

sold Biologics products to NBMJ in the amounts of approximately $373,000 and $162,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances due from NBMJ of approximately $155,000 and $0.00, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

Palm Springs Partners, LLC d/b/a Maxim Surgical

Maxim is a contract manufacturer and distributor of spinal implants and related instrumentation.

On the Maxim Closing Date, the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement. See Note 1, “Nature of Operations – Overview” and Note 3, “Maxim Acquisition.” Prior to the Maxim Closing Date, Mr. Reeg owned sixty percent (60%) of Maxim and served as its President.

With respect to Maxim, during the seven months ended July 31, 2018 and the year ended December 31, 2017, the Company:

•

sold Orthopedic Implants and Biologics products to Maxim in the amounts of approximately $173,000 and $202,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•

purchased approximately $286,000 and $467,000, respectively, of Orthopedic Implants, medical instruments, and Biologics from Maxim, which is reflected in inventories in the Company’s accompanying consolidated balance sheets; and

•	incurred approximately $21,000 and $0.00, respectively, in commission costs to Maxim, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances due from Maxim of approximately $0.00 and $50,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances owed to Maxim of approximately $0.00 and $93,000, respectively. These amounts are reflected in accounts payable in the Company’s accompanying consolidated balance sheets.

For the seven months ended July 31, 2018 and the year ended December 31, 2017, the Company earned approximately $11,000 and $18,000, respectively, pursuant to the Company’s shared services and sublease agreements. Those amounts are reflected in selling,

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations. Pursuant to the Maxim Acquisition, these agreements terminated as of the Maxim Closing Date.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2018 and 2017, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $763,000 and $311,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•	incurred approximately $8,000 and $3,000, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances due from Bass of approximately $179,000 and $106,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2018 and 2017, the Company:

•	incurred approximately $860,000 and $1,114,000, respectively, in commission costs to Sintu, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

Recon Orthopedics, LLC

Recon Orthopedics, LLC (“Recon”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2018 and 2017, the Company:

•

sold Orthopedic Implants and Biologics products to Recon in the amounts of approximately $0.00 and $204,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•	incurred approximately $209,000 and $30,000, respectively, in commission costs to Recon, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances due from Recon of approximately $0.00 and $6,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

During the year ended December 31, 2018 and 2017, the Company earned approximately $4,000 and $15,000, respectively, pursuant to the Company’s shared-services agreement with Recon, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations. The Company terminated the shared services agreement effective April 30, 2018.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2018 and 2017, the Company:

•

sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $154,000 and $410,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

As of December 31, 2018, and December 31, 2017, the Company has outstanding balances due from Tiger of approximately $5,000 and $44,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

Note 13. Subsequent Events

FUSE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 21, 2019, the date the financial statements were available to be issued.

On March 16, 2019, to reflect its original intent, the Company’s Board, acting by written unanimous consent effective December 31, 2018, modified the vesting terms for shares of the Company’s Common Stock subject to RSA’s granted to the directors as director compensation effective during 2017. The Board modified the 2017 RSAs so that shares of the Company’s Common Stock granted pursuant to the 2017 RSAs vest only upon Triggering Events. See “Note 9. Stockholders’ Equity.”

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.