Form 10-Q
period 2019-03-31
Fuse Medical, Inc.
filed 2019-05-07
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FZMD	OTCPink

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 29, 2019, 74,600,181 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$851,751	$844,314
Accounts receivable, net of allowance of $832,605 and $667,963, respectively	3,220,296	5,225,999
Inventories, net of allowance of $1,741,315 and $1,711,871, respectively	10,999,763	11,075,889
Prepaid expenses and other current assets	32,218	29,553
Total current assets	15,104,028	17,175,755
Property and equipment, net	37,605	42,974
Deferred tax asset	886,021	760,993
Intangible assets, net	1,267,685	1,288,040
Goodwill	2,905,089	2,905,089
Total assets	$20,200,428	$22,172,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,518,415	$2,712,919
Accrued expenses	2,353,520	2,784,271
Notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,396,871	1,477,448
Total current liabilities	5,418,806	7,124,638
Earn-out liability	13,581,529	13,581,529
Total liabilities	19,000,335	20,706,167
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 74,600,181 shares issued and 71,489,066 shares outstanding as of March 31, 2019, and 74,600,181 shares issued and 71,489,066 shares outstanding as of December 31, 2018.	714,891	714,891
Additional paid-in capital	244,407	-
Retained earnings	240,795	751,793
Total stockholders' equity	1,200,093	1,466,684
Total liabilities and stockholders' equity	$20,200,428	$22,172,851

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except per share data)

	For the Three Months Ended March 31,
	2019	2018

Net revenues	$4,770,659	$6,004,048
Cost of revenues	1,975,345	3,123,502
Gross profit	2,795,314	2,880,546
Operating expenses:
Selling, general, administrative and other	2,364,168	2,195,933
Commissions	1,005,531	1,579,186
Depreciation and amortization	25,724	2,079
Total operating expenses	3,395,423	3,777,198
Operating loss	(600,109)	(896,652)
Other expense:
Interest expense	25,435	35,905
Total other expense	25,435	35,905
Operating loss before tax	(625,544)	(932,557)
Income tax benefit	(114,546)	(197,590)
Net loss	$(510,998)	$(734,967)
Net loss per common share - basic	$(0.01)	$(0.03)
Weighted average number of common shares outstanding - basic	68,737,473	28,356,561

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(510,998)	$(734,967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,724	2,079
Share-based compensation	244,407	138,086
Provision for bad debts and discounts	164,642	(247,125)
Benefits for deferred taxes	(125,028)	(208,392)
Changes in operating assets and liabilities:
Accounts receivable	1,841,061	2,108,429
Inventories, net slow-moving and obsolescence reserves	76,126	373,509
Prepaid expenses and other current assets	(2,665)	1,709
Accounts payable	(1,194,504)	(1,053,654)
Accrued expenses	(430,751)	354,982
Net cash provided by operating activities	88,014	734,656
Cash flows from financing activities
Payments on senior secured revolving credit facility, net	(80,577)	(741,568)
Net cash used in financing activities	(80,577)	(741,568)
Net increase (decrease) in cash and cash equivalents	7,437	(6,912)
Cash and cash equivalents - beginning of period	844,314	804,715
Cash and cash equivalents - end of period	$851,751	$797,803
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,756	$29,698

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”) was initially incorporated in 1968 as GolfRounds, Inc., a Florida corporation.  During July 1999, GolfRounds, Inc. was re-domesticated to Delaware through a merger into its wholly-owned subsidiary GolfRounds.com, Inc. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. and merged with and into Fuse Medical, LLC, with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016 (the “Change-in-Control Date”), the Company entered into a Stock Purchase Agreement by and between the

Company, NC 143 Family Holdings, LP, a Texas limited partnership (“NC 143”) which is controlled by Mark W. Brooks (“Mr.

Brooks”), the Company’s Chairman of the Board of Directors (“Board”) and President; and Reeg Medical Industries, Inc., a Texas

corporation (“RMI”), which is owned and controlled by Christopher C. Reeg, the Company’s Chief Executive Officer and Secretary (“Mr. Reeg”) (NC 143 and RMI, collectively, the “Investors”). The closing of the Stock Purchase Agreement resulted in a change in-control of the Company whereby the Investors beneficially acquired approximately 61.4% of the Company’s issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”), immediately after the Change-in-Control Date. The Company recorded an indefinite-lived goodwill asset of $820,650 to reflect the excess of the carrying value of the Company’s net assets over their fair value as implied by the purchase price paid by the Investors on the Change-in-Control Date.

On December 31, 2017, the Company completed the acquisition of CPM Medical Consultants, LLC (“CPM”) pursuant to that certain purchase agreement dated December 15, 2017 (“CPM Acquisition Agreement” and such transaction the “CPM Acquisition”). The Company was the legal acquirer, and, for accounting purposes, CPM was deemed to have acquired the Company in the CPM

Acquisition. CPM is the successor entity and becomes the reporting entity which combines the Company at the Change-in-Control

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The unaudited condensed consolidated balance sheet information as of December 31, 2018, was derived from the Company’s 2018 Annual Report. These unaudited condensed consolidated financial statements should be read in conjunction with the 2018 Annual Report.

The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, CPM, and Maxim, the Company’s wholly-owned subsidiaries of which the operations have been integrated with the Company. Intercompany transactions have been eliminated in consolidation.

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

In connection with the CPM Acquisition, the Company recorded a $19,244,543 liability related to the Earn-Out portion of the purchase consideration. See Note 4, “CPM Acquisition,” for further discussion of the Earn-Out liability. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s earnings. The Earn-Out payments are based on the financial performance of the Company between the period of January 1, 2018, and December 31, 2034. The base amount of the Earn-Out is $16,000,000 with an additional bonus payment of $10,000,000. The payments of the base and bonus Earn-Out amounts are subject to the Company

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

meeting certain earnings thresholds as detailed in the CPM Acquisition Agreement. The Earn-Out payments during the Earn-Out period specified above, ranges from $0 to $26,000,000.

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

For the year ended December 31, 2018, the Company has determined the earnings threshold as detailed in the CPM Acquisition

Agreement was not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the

Company’s 2018 financial performance. The Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529. The Earn-Out liability was reduced by $5,663,014 with the offset reflected as “Change in fair value of contingent purchase consideration” on the Company’s 2018 Annual Report.

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

Reclassification

Certain amounts in the accompanying unaudited condensed consolidated statements of operations have been reclassified to conform to the current presentation. State income tax expense has been reclassified from selling, general, administrative and other expenses to income tax expense (benefit).

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2019, and December 31, 2018. The Company’s cash is concentrated in two large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through March 31, 2019. As of March 31, 2019, and December 31, 2018, there were deposits of $351,303 and $322,693, respectively, which were greater than federally insured limits.

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

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstance, warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible; reflecting these amounts in the allowance for doubtful accounts along with an offset to bad debt expense is reflected within selling, general, administrative and other expenses on the Company’s accompanying unaudited condensed consolidated statements of operations.

When accounts are deemed uncollectible, they are often referred to the Company’s outside legal firm for litigation. Accounts deemed uncollectible are written-off in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

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

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life. See Note 3 – “Maxim Acquisition” for Goodwill and Other Intangibles for additional related disclosures.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In March 2018, the FASB issued ASU No.2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This new standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118,

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

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

The Company issued 4,210,526 restricted shares of its Common Stock to the Sellers in exchange for one-hundred percent (100%) of the outstanding Maxim Interests, at an agreed-upon value of $0.76 per share of Common Stock, which was equal to the 30-day volume-weighted average price of the Common Stock as of three (3) business days prior to the Maxim Closing Date.

The Company accounted for the Maxim Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Maxim Closing Date. The assets acquired and liabilities assumed were recorded as of the Maxim Closing Date at their respective fair values and consolidated with those of the Company. The reported unaudited condensed consolidated balance sheet of the Company after completion of the acquisition reflects these fair values.

The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the Maxim Closing Date of such acquisition. The following table summarizes the intangible assets acquired of Maxim as of the Maxim Closing Date:

	March 31, 2019	December 31, 2018	Amortization period (years)
Intangible assets:
Non-compete agreements	$61,766	$61,766	2
510k product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Goodwill	2,084,439	2,084,439	Indefinite
Total intangible assets	3,406,404	3,406,404
Less: accumulated amortization	(54,280)	(33,925)
Intangible assets, net	$3,352,124	$3,372,479

Amortization expense for the three months ended March 31, 2019, was $20,355. There was no amortization expense for the three months ended March 31, 2018.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the benefits the Company expects to realize by expanding its product offerings and addressable markets, thereby contributing to an expanded revenue base. The assets and liabilities assumed in the acquisition have been included in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2019. The results of Maxim operations are included in the Company’s unaudited condensed consolidated statements of operations subsequent to the Maxim Closing Date.

Note 4. CPM Acquisition

On December 29, 2017, the Company completed the previously-announced CPM Acquisition, pursuant to the CPM Acquisition Agreement. The Company issued 50 million shares of its Common Stock, par value $0.01 per share, in exchange for one-hundred percent (100%) of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock,

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

equaling a value of $10,000,000. The remaining $26,000,000 of the purchase price consideration will be paid by the Company to NC 143 in the form of contingent Earn-Out payments based on the Company achieving certain future profitability targets for years after 2017. The effective date of the CPM Acquisition was December 31, 2017 (the “CPM Effective Date”).

The Company’s management engaged an independent third-party valuation specialist to calculate the fair value of the Earn-Out liability. The Company recorded $19,244,543 as a contingent liability related to the fair value of the $26,000,000 Earn-Out liability at its fair value as of the CPM Effective Date, with a corresponding offset to additional paid-in capital on the Company’s accompanying unaudited condensed consolidated balance sheets. For the year ended December 31, 2018, the Company’s has determined the earnings threshold as detailed in the CPM Acquisition Agreement were not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2018 financial performance.

As of December 31, 2018, the Earn-Out was re-measured to fair value under the probability weighted income approach. As a result,

the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529. The Earn-Out liability was reduced by $5,663,014 with the offset reflected as “Change in fair value of contingent purchase consideration” on the Company’s 2018 Annual Report. The Company’s management will evaluate the estimated fair value of the Earn-Out liability each reporting period. See Note 2, “Fair Value Measurements.”

The CPM Purchase Agreement provides for a working capital post-closing adjustment (“CPM Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Acquisition Agreement. The CPM Post-Closing Adjustment was calculated to be $397,463 and was paid in cash on June 27, 2018, to NC 143, with a corresponding offset to additional paid-in capital on the Company’s accompanying unaudited condensed consolidated balance sheets.

Note 5. Property and Equipment

Property and equipment consisted of the following at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Computer equipment and software	$41,840	$41,840
Furniture and fixtures	5,047	5,047
Office equipment	21,913	21,913
Property and equipment costs	68,800	68,800
Less: accumulated depreciation	(31,195)	(25,826)
Property and equipment, net	$37,605	$42,974

Depreciation expense for the three months ended March 31, 2019, and 2018 was $5,369 and $2,079, respectively.

Note 6. Senior Secured Revolving Credit Facility

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

On November 19, 2018 the Company executed the Second Amendment to the RLOC with Amegy Bank (the “Second Amendment”).

The Second Amendment (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that the Company will not permit: the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; EBITDA to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

31, 2019; modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

The Company was not in compliance with the minimum quarterly EBITDA requirement of $100,000 for the three months ended March 31, 2019 and has requested a waiver for this event of default from Amegy Bank. “See Note 12. Subsequent Events.”

The outstanding balance of the RLOC was $1,396,871 and $1,477,448 at March 31, 2019 and December 31, 2018, respectively. Interest expense incurred on the RLOC was $18,778 and $29,247 for the three months ended March 31, 2019 and 2018, respectively, and is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. Accrued interest on the RLOC at March 31, 2019 and December 31, 2018 was $2,371 and $4,350, respectively, and is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets. At March 31, 2019, the effective interest rate was calculated to be 6.48%.

Note 7. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the form of convertible promissory notes (“Notes”) in the aggregate amount of $150,000 bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”), and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes’ principal and interest shall be due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

During the three months ended March 31, 2019, and 2018, interest expense of $6,658 and $6,658, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. As of March 31, 2019, and December 31, 2018, accrued interest was $65,753 and $59,096, respectively, which is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets.

Note 8. Stockholders’ Equity

Stock Incentive Plans

The 2018 Equity Incentive Plan of Fuse Medical, Inc. (“2018 Equity Plan”), is the Company’s stock-based compensation plan, which the Company’s Board adopted on April 5, 2017, and subsequently amended and restated on December 13, 2018. The 2018 Equity Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule as set forth in individual agreements.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

historical trends. While the Company’s management believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

For the three months ended March 31, 2019, the Board granted, in the aggregate, 900,000 non-qualified stock option awards (“NQSO”) to the Company’s product advisory board members, certain key employees and marketing representatives. For the three months ended March 31, 2019, and 2018, the Company amortized $244,407 and $59,003 relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying unaudited condensed consolidated statement of operations. The Company will recognize $2,250,943 as an expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s NQSO activity for the three months ended March 31, 2019, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2018	3,915,000	$0.78	7.0	$443,000
Granted	900,000	0.75	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at March 31, 2019	4,815,000	$0.78	7.3	$417,000
Exercisable at March 31, 2019	1,700,000	$0.42	3.7	$417,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2019, was $0.69.

Restricted Stock Award

For the three months ended March 31, 2019, the Company did not have restricted stock awards (“RSAs”) to amortize. The Company amortized an expense relating to the vesting of RSAs of $79,083 for the three months ended March 31, 2018.

The following table summarizes RSAs activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	4,378,615	$2,060,000	$0.47
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2019	4,378,615	$2,060,000	$0.47

The non-vested RSAs, as of March 31, 2019, were granted by the Company’s Board to the Board members as compensation and vest only upon: (i) the occurrence of a Change in Control (as defined in the 2017 RSAs), listing of the Company’s Common Stock on a national exchange, or the director’s termination of Continuous Service (as defined in the 2017 RSAs), and (ii) the director’s notification to the Company of such accelerating events, within a specified period.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

Note 9. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Current:
Federal	$-	$-
State	10,482	10,802
Income tax expense	10,482	10,802
Deferred:
Federal	(125,028)	(208,392)
State	-	-
Income tax benefit	(125,028)	(208,392)
Total income tax expense (benefit), net	$(114,546)	$(197,590)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	March 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryover	$224,581	$216,793
Accounts receivable	174,847	140,272
Compensation	284,119	232,793
Inventory	391,576	383,744
Other	33,259	28,128
Total deferred tax assets	1,108,382	1,001,730

Deferred tax liabilities:
Intangibles	(218,427)	(232,835)
Property and equipment	(3,934)	(7,902)
Total deferred tax liabilities	(222,361)	(240,737)

Deferred tax assets, net	886,021	760,993

Net deferred tax asset	$886,021	$760,993

As of March 31, 2019, the Company recognized a net deferred tax asset of $886,021, or an increase of $125,028 recognized at December 31, 2018. Consistent with the one-year period and the current business trends and expectations, the Company’s management does not deem a valuation allowance to be appropriate as of March 31, 2019.

At March 31, 2019, the Company estimates it has approximately $1,069,434 of net operating loss carryforwards which will expire during 2019 through 2037. The Company’s management believes its tax positions are highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2019, the Company’s tax years 2016 through 2018 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	-1.3%	-1.1%
Permanent differences	-0.6%	-0.6%
Other	-0.8%	0.0%
Effective tax rate	18.3%	19.3%

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2019, and 2018, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Customer 1	11.8%	15.8%
Totals	11.8%	15.8%

At March 31, 2019 and December 31, 2018, there were no significant customers that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

For the three months ended March 31, 2019 and 2018, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Supplier 1	21.2%	9.3%
Totals	21.2%	9.3%

Note 11. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals. For the three months ended March 31, 2019, and 2018, the Company paid approximately $42,000 and $42,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of March 31, 2019, AmBio operations support approximately 63 full time equivalents (“FTE”). Of those 63 FTEs, 43 FTEs directly support the Company, 13 FTEs support the operations of other companies, and 7 FTEs are shared between the Company and other companies.

As of March 31, 2019, and December 31, 2018, the Company owed amounts to AmBio of approximately $0.00 and $180,000, respectively, which is reflected in the accounts payable on the Company’s unaudited condensed consolidated balance sheets. For the three months ended March 31, 2019, and 2018, the Company paid approximately $51,000 and $47,000, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2019, and 2018, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $300,000 and $828,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•

purchased approximately $0.00 and $97,000, respectively, of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories in the Company’s accompanying unaudited condensed consolidating balance sheets; and

•

incurred approximately $617,000 and $317,000, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2019, and December 31, 2018, the Company has outstanding balances due from MedUSA of approximately $327,000 and $389,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the three months ended March 31, 2019, and 2018 the Company:

•

purchased approximately $25,000 and $439,000, respectively, in Orthopedic Implants and medical instruments, and Biologics from Overlord, which is reflected within inventories on the Company’s accompanying unaudited condensed consolidating balance sheets; and

•

incurred approximately $0.00 and $287,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2019, and December 31, 2018, the Company had outstanding balances owed to Overlord of approximately $0.00 and $2,000, respectively. These amounts are reflected in accounts payable in the Company’s accompanying unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the three months ended March 31, 2019, and 2018, the Company sold Biologics products to NBMJ in the amounts of approximately $122,000, and $34,000, respectively, which are reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2019, and December 31, 2018 the Company has outstanding balances due from NBMJ of approximately $252,000 and $155,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2019, and 2018, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $62,000 and $117,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•

incurred approximately $9,000 and $0.00, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2019, and December 31, 2018, the Company has outstanding balances due from Bass of approximately $5,000 and $179,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2019, and 2018, the Company incurred approximately $78,000 and $249,000, respectively, in commission costs to Sintu, which is reflected in commissions on the Company’s accompanying unaudited condensed consolidated statement of operations.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2019, and 2018, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $50,000 and $109,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

As of March 31, 2019, and December 31, 2018, the Company has outstanding balances due from Tiger of approximately $35,000 and $5,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 29, 2019, the date the financial statements were available to be issued.

On April 26, 2019, the Company’s management obtained a waiver from Amegy Bank with respect to the event of default for the three months ended March 31, 2019, to comply with the terms of the RLOC. The Company’s management expects to execute a Third Amendment to the RLOC with Amegy Bank during the second quarter 2019. See Note 6, “Senior Secured Revolving Credit Facility.”

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (our “Financial Statements”), the audited consolidated financial statements of our Company and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 21, 2019.

Overview

We are a national manufacturer and distributor of medical devices providing a broad portfolio of orthopedic implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) full spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”); and (v) a wide array of osteo-biologics, regenerative tissues and amniotic tissue, which include human allografts, substitute bone materials, and tendons and regenerative tissues and fluids (collectively, “Biologics”). All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices through various transactions.

Highlights of First Quarter 2019

We have secured a master distributorship with Modal Manufacturing, LLC (“Modal”). For the first quarter ended March 31, 2019, we focused on the initial rollout and expansion of the next generation total-knee joint replacement product line manufactured in the United States by Modal (the “Modal Knee Product Line”). During the first quarter 2019 three (3) hospitals and five (5) surgeons approved the use of the Modal Knee Product Line.

Current Trends and Outlook

Seasonality

Our Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Because of the seasonality of our Company’s business, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

Our revenues for the first quarter of 2019 were consistent with our historical seasonality trends.

Retail and Wholesale Cases

We believe our comprehensive selection of Orthopedic Implants and Biologics products is essential to our ability to acquire new customers and increase sales volume, revenues, and profitability. We continue to review and evaluate our product lines, ensuring we maintain a high-quality and cost-effective selection of Orthopedic Implants and Biologics.

We measure sales volume based on medical procedures in which our products were sold and used (“Cases,” and each a “Case”). We consider Cases resulting from direct sales to medical facilities to be retail Cases (“Retail Cases”) and Cases resulting from sales to third-parties, such as non-medical facilities, distributors, or sub-distributors, to be wholesale Cases (“Wholesale Cases”). Some of our sales for Wholesale Cases are on a consignment basis with a third-party.

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

Wholesale Cases in our industry command lower revenue price-points than Retail Cases, because Wholesale Cases involve sales to third parties who sell our products to end users, which reduces our profit margins for these Cases. Thus, our Wholesale Cases generate substantially lower gross profit than our Retail Cases, but are not subject to additional overhead support costs, such as case coverage and commissions. Furthermore, our Wholesale Case business can only be profitable with appropriate product sales volume, but during 2018 we noticed that our Wholesale Cases had reduced sales volumes than in the past, causing us to shift our operations to focus on Retail Cases during 2018.

In the first quarter of 2019, ended March 31, 2019, our Retail Cases increased by approximately one percent (1%) and our Wholesale Cases decreased by approximately thirty-three percent (33%), which is a continuation of our 2018 trend to prioritize Retail Cases over Wholesale Cases.

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

To offset pricing pressure, we employ strategies to maximize revenue per Case. For the three months ended March 31, 2019, and 2018, our average revenues per Case were $3,499 and $3,889, respectively. The approximate ten percent (10%) decline in average revenue per Case was primarily due to (a) an increase in revenue derived from commission agreements and, (b) continued pricing pressures, as described above.

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

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our unaudited condensed consolidated notes to our Financial Statements beginning on page F-1 and found elsewhere in this report and in our 2018 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies,” of our accompanying Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations, along with a percentage of net revenues.

	For the Three Months Ended
	March 31, 2019	(% Rev)	March 31, 2018	(% Rev)
Net revenues	$4,770,659	100%	$6,004,048	100%
Cost of revenues	1,975,345	41%	3,123,502	52%
Gross profit	2,795,314	59%	2,880,546	48%
Operating expenses:
Selling, general, administrative and other	2,364,168	50%	2,195,933	37%
Commissions	1,005,531	21%	1,579,186	26%
Depreciation and amortization	25,724	1%	2,079	0%
Total operating expenses	3,395,423	71%	3,777,198	63%
Operating loss	(600,109)	-13%	(896,652)	-15%
Other expense
Interest expense	25,435	1%	35,905	1%
Total other expense	25,435	1%	35,905	1%
Operating income (loss) before tax	(625,544)	-13%	(932,557)	-16%
Income tax benefit	(114,546)	-2%	(197,590)	-3%
Net loss	$(510,998)	-11%	$(734,967)	-12%

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

Net Revenues

For the three months ended March 31, 2019, net revenues were $4,770,659 compared to $6,004,048 for the three months ended March 31, 2018, which is a decrease of $1,233,389 or approximately twenty-one percent (21%).

For the three months ended March 31, 2019, Retail Cases increased by one percent (1%) compared to the three months ended March 31, 2018. However, revenues from Retail Cases for the three months ended March 31, 2019, decreased by fourteen percent (14%) compared to revenues from Retail Cases for the three months ended March 31, 2018. We believe this fourteen percent (14%) decrease in revenues from Retail Cases is primarily driven by a reduction in average revenue per Retail Case.

Due to our business strategy of focusing our business on Retail Cases, our Wholesale Cases declined by thirty-three percent (33%) for the three months ended March 31, 2019, compared to Wholesale Cases during the three months ended March 31, 2018. Accordingly, revenues from Wholesale Cases for the three months ended March 31, 2019, declined by twenty-six percent (26%) compared to revenues from Wholesale Cases for the period ended March 31, 2018.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. We intend to increase our Case volume for the three remaining quarters of 2019 by focusing our operations on Retail Cases with our existing retail customer base and adding new retail customers.

Cost of Revenues

For the three months ended March 31, 2019, our cost of revenues was $1,975,345, compared to $3,123,502 for the three months ended March 31, 2018, representing a decrease of $1,148,157, or approximately thirty-seven percent (37%).

As a percentage of revenues, cost of revenues decreased eleven (11) percentage points to approximately forty-one percent (41%) for the three months ended March 31, 2019, compared to approximately fifty-two percent (52%) for the three months ended March 31, 2018. The decline as a percentage of net revenues resulted from (a) an approximate five (5) percentage-point reduction in cost of products sold, (b) an approximate five (5) percentage-point reduction in inventory shrink, and (c) an approximately one (1) percentage-point reduction in shipping expense.

Gross Profit

For the three months ended March 31, 2019, we generated a gross profit of $2,795,314, compared to $2,880,546 for the three months ended March 31, 2018, representing a decrease of $85,232, or approximately three percent (3%).

As a percentage of net revenue, gross profit increased by approximately eleven (11) percentage points to fifty-nine percent (59%) for the three months ended March 31, 2019, compared to forty-eight percent (48%) for the three months ended March 31, 2018. This increase in gross profit as a percentage of revenues was primarily caused by the reduction in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended March 31, 2019, selling, general, administrative, and other expenses increased to $2,364,168 from $2,195,933 for the three months ended March 31, 2018, representing an increase of $168,235 or approximately eight percent (8%).

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately fifty percent (50%) and thirty-seven percent (37%) for the three months ended March 31, 2019, and 2018, respectively. As a percentage of net revenue, the increase of approximately thirteen (13) percentage points primarily resulted from (a) an approximate five (5) percentage-point increase in leased staffing costs for executive levels and new sales representatives, (b) an approximate three (3) percentage-point increase in professional fees, (c) an approximate three (3) percentage-point increase in stock-based compensation, (d) an approximate one (1) percentage-point increase in bad debt, and (d) an approximate one (1) percentage-point increase in information technology costs. Reflected in the professional fees and stock-based compensation increase is approximately $477,000 in payments to members of our scientific advisory boards, of which approximately $263,000 is in the form of cash expense and approximately $214,000 is non-cash stock-based compensation.

Commissions

For the three months ended March 31, 2019, and 2018, commissions expense was $1,005,531 and $1,579,186, respectively, representing a decrease of $573,655, or approximately thirty-six percent (36%).

As a percentage of net revenues, commissions expenses accounted for approximately twenty-one (21%) for the three months ended March 31, 2019, and twenty-six (26%) for the three months ended March 31, 2018. This five (5) percentage-point decrease primarily resulted from the approximate fourteen percentage-point (14%) decrease in revenue per Case for Retail Cases, discussed above in “Net Revenues.” We do not incur commissions expense on revenue derived by Wholesale Cases.

Depreciation and amortization

For the three months ended March 31, 2019, our depreciation expense increased to $25,724 from $2,079 for the three months ended March 31, 2018, representing an increase of $23,645. This increase is primarily the result of approximately $20,355 in amortization of intangible assets, such as noncompete agreements and customer relationships, acquired pursuant to our acquisition of Palm Springs Partners LLC d/b/a Maxim Surgical as of August 1, 2018, and an approximately $3,290 investment to upgrade our supply-chain inventory management system and new office workstations.

Interest

For the three months ended March 31, 2019, interest expense declined to $25,435 from $35,905 for the three months ended March 31, 2018, which is a reduction of $10,470, or approximately twenty-nine (29) percentage points. The decline is primarily due to an approximate $11,162 reduction in borrowings on our Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”), which resulted from our enhanced cash management program that uses an overnight sweep product provided by Amegy Bank (the “Sweep”), offset, in part, by an approximately $692 increase in interest costs caused by an increase in the LIBOR market interest rates and a one percent (1%) increase in cost of borrowings on the RLOC pursuant to the Second Amendment of the RLOC executed on November 19, 2018, and disclosed on our Current Report on Form 8-K filed with the SEC on November 21, 2018.

Income tax

For the three months ended March 31, 2019, and 2018, we recorded an income tax benefit of approximately $114,546 and $197,590, respectively. We continue to enjoy the benefits of lower corporate tax rates afforded by the Tax Cuts and Jobs Act enacted in 2017, and we are evaluating how the Tax Cuts and Jobs Act may impact future results of our business and operations. For additional information, please see Note 9, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the three months ended March 31, 2019, we had a net loss of $510,998 compared to a net loss $734,967 for the three months ended March 31, 2018, respectively, representing an increase in net income of $223,969 or an increase of approximately thirty percent (30%).

As a percentage of revenue, net loss represented approximately eleven percent (11%) and twelve percent (12%) for the three months ended March 31, 2019, and 2018, respectively.

The approximate one (1) percentage point decrease in net loss as a percentage of revenue is primarily attributable to (a)(i) a decrease of approximately eleven (11) percentage points related to gross profit, (ii) a decrease of approximately five (5) percentage points in our commission expenses, offset, in part, by (b)(i) an increase of approximately thirteen (13) percentage points in selling, general, administrative, and other expenses, (ii) an increase in approximately one (1) percentage point in depreciation and amortization expenses, and (iii) an increase of approximately one (1) percentage point in income tax expense.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$88,014	$734,656
Net cash used in investing activities	-	-
Net cash used in financing activities	(80,577)	(741,568)
Net increase (decrease) in cash and cash equivalents	$7,437	$(6,912)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2019, net cash provided by operating activities was $88,014 compared to $734,656 for the three months ended March 31, 2018, representing a decrease of $646,642.

For the three months ended March 31, 2019, our net cash provided by operating activities resulted primarily from: (a)(i) a $1,841,061 reduction in accounts receivable, net, and (ii) a $76,126 reduction in inventories, net; offset, in part, by (b)(i) $201,253 of net loss adjusted for non-cash items, (ii) a $2,665 increase in prepaid expenses, (iii) a $1,194,504 reduction in accounts payable, and (iv) a $430,751 decrease in accrued expenses.

For the three months ended March 31, 2018, our net cash provided by operating activities resulted primarily from: (a)(i) a $2,108,429 reduction in accounts receivable, net, (ii) a $373,509 reduction in inventories, net, (iii) a $1,709 decrease in prepaid expenses, and (iv) a $354,982 increase in accrued expenses; offset, in part, by (b)(i) $1,050,319 of net loss adjusted for non-cash items, and (ii) a $1,053,654 reduction in accounts payable.

Net Cash Used in Investing Activities

We did not have any net cash used in investing activities for the three-months ended either March 31, 2019, or 2018.

Net Cash Used in Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $80,577, compared to $741,568 used in financing activities for the three months ended March 31, 2018. For both periods, the amount of net cash used in financing activities was caused by net payments on our RLOC. The decrease in net cash used in financing activities between March 31, 2019, and 2018 resulted from the reduction of net payments on our RLOC using the Sweep.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of March 31, 2019, our current assets exceeded our current liabilities by $9,685,222 (our “Working Capital”), which includes $851,751 in cash and cash equivalents. Our cash from operations support the funding of our payments for commissions, payroll and human capital, and professional fees. We rely on the RLOC for capital expenditures and other day-to-day Working Capital needs. As of April 29, 2019, we had approximately $878,000 in available cash, and $1,240,000 available on our RLOC for borrowing (subject to certain borrowing base limitations).

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

Capital Resources

Credit Facility

The information set forth in “Part II – Item 5. Other Information” of this Form 10-Q regarding our RLOC is incorporated herein by reference.

Capital Expenditures

For the three months ended March 31, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2019, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) promulgated under the Exchange Act) as of March 31, 2019.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

To comply with the terms of our RLOC, we entered into a waiver agreement with Amegy Bank, dated April 26, 2019 (the “waiver Agreement”), with respect to our event of default for the three months ended March 31, 2019, as disclosed on our Current Report on Form 8-K filed with the SEC on April 30, 2019, which is incorporated herein by reference. The Company’s management expects to execute a Third Amendment to the RLOC with Amegy Bank during the second quarter of 2019.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

10.1

Waiver Agreement dated April 26, 2019, by and between Zions Bancorporation, N.A. (dba Amegy Bank and Fuse Medical, Inc. and CPM Medical Consultants, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2019.

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

FUSE MEDICAL, INC.

Date: May 7, 2019	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)