Form 10-Q/A
period 2019-03-31
Fuse Medical, Inc.
filed 2019-08-12
CIK 319016

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the quarterly report (“Quarterly Report”) on Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Original Filing”) of Fuse Medical, Inc. (“Fuse”), is being filed solely for the purpose of amending and restating in its entirety Part 1, Item 1 as follows:

•

Amend the calculation of “Weighted average number of common shares outstanding – basic” and the resulting calculation of “Net loss per common share – basic” in the Condensed Consolidated Statements of Operations;

•	Add the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit);
•	Amend disclosure regarding Fair Value Measurements and Revenue Recognition in Note 2. “Significant Accounting Policies;”
•	Add unaudited pro forma information regarding the Maxim acquisition in Note 3. “Maxim Acquisition;”
•	Amend disclosure regarding vesting of certain restricted stock awards in Note 8. “Stockholders’ Equity;” and
•	Amend and restate Part I, Item 4 (together with the amendment to Part 1, Item 1, the “Amended Items”).

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), the Amended Items of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Capitalized terms used in this explanatory note not otherwise defined herein have the meaning given to them in the Original Filing.

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

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended March 31,
	2019	2018

Net revenues	$4,770,659	$6,004,048
Cost of revenues	1,975,345	3,123,502
Gross profit	2,795,314	2,880,546
Operating expenses:
Selling, general, administrative and other	2,364,168	2,195,933
Commissions	1,005,531	1,579,186
Depreciation and amortization	25,724	2,079
Total operating expenses	3,395,423	3,777,198
Operating loss	(600,109)	(896,652)
Other expense:
Interest expense	25,435	35,905
Total other expense	25,435	35,905
Operating loss before tax	(625,544)	(932,557)
Income tax benefit	(114,546)	(197,590)
Net loss	$(510,998)	$(734,967)
Net loss per common share - basic	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic	70,221,566	65,890,808

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2018	74,600,181	$714,891	$-	$751,793	$1,466,684
Stock options granted	-	-	244,407	-	244,407
Net loss	-	-	-	(510,998)	(510,998)
Balance, March 31, 2019	74,600,181	$714,891	$244,407	$240,795	$1,200,093

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	69,158,308	$671,583	$(8,653,092)	$-	$(7,981,509)
Restricted stock awards granted	-	-	79,083	-	79,083
Stock options granted	-	-	59,003	-	59,003
Net loss	-	-	-	(734,967)	(734,967)
Balance, March 31, 2018	69,158,308	$671,583	$(8,515,006)	$(734,967)	$(8,578,390)

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

The audited condensed consolidated balance sheet information as of December 31, 2018, was derived from the Company’s 2018 Annual Report. These unaudited condensed consolidated financial statements should be read in conjunction with the 2018 Annual Report.

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

The Company identified an error in the weighted average number of shares used in its calculation of earnings per share for the three month periods ended March 31, 2019 and March 31, 2018.

Three Months Ended March 31, 2019	As Previously Reported	As Revised
Weighted average number of common shares outstanding	68,737,473	70,221,566
Net loss per share - basic	$(0.01)	$(0.01)

Three Months Ended March 31, 2018	As Previously Reported	As Revised
Weighted average number of common shares outstanding	28,356,561	65,890,808
Net loss per share - basic	$(0.03)	$(0.01)

The Company performed a quantitative and qualitative analysis and determined that the error was not material to the previously reported quarterly results.

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

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2019, and December 31, 2018. The Company’s cash is concentrated in two large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from the Change in Control Date through March 31, 2019. As of March 31, 2019, and December 31, 2018, there were deposits of $351,303 and $322,693, respectively, which were greater than federally insured limits.

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

Revenue Recognition

The Company’s revenues are generated from the sales of Orthopedic Implants and Biologics to support orthopedic surgeries. The Company obtains purchase orders from its customers for the sale of its products which sets forth the general terms and conditions including line item pricing and payment terms (generally due upon receipt). The Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment or when a product is utilized in a surgery) and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company’s only performance obligation.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are probable and reasonably estimated. The Company’s management reduces revenue to account for estimates of the Company’s credits and refunds.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

The Company included shipping and handling fees in net revenues. Shipping and handling costs are associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

Revenue Differentiation

The Company measures sales volume based on medical procedures in which the Company’s products are sold and used (“Cases”). The Company considers Cases resulting from direct sales to medical facilities to be retail cases (“Retail Cases”) and Cases resulting from sales to third-parties, such as non-medical facilities, distributors, or sub-distributors, to be wholesale Cases (“Wholesale Cases”). Some of our sales for Wholesale Cases are on a consignment basis with a third-party. In our industry, Retail Cases are typically sold at a higher price than Wholesale Cases, resulting in greater revenue and profit per Case.

	Three Months Ended
	March 31, 2019	March 31, 2018
Category
Retail	$3,652,312	$4,012,784
Wholesale	1,118,347	1,991,264
Total	$4,770,659	$6,004,048

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

The following unaudited pro forma summary financial information presents the consolidated results of operations for the Company as if the Maxim Acquisition had occurred on January 1, 2018. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the Maxim Acquisition had occurred on the date indicated or indicative of the results that may occur in the future.

Unaudited pro forma information for the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018 - Unaudited
	Historical Fuse Medical, Inc.	Historical Maxim Surgical	Pro forma Adjustments	Pro forma Combined
Revenue	$6,004,048	$330,592	$(171,608)	$6,163,032
Net (loss) income	(734,967)	60,566	-	(674,401)
Net loss per common share - basic	$(0.01)	$-	$-	$(0.01)

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

The supplemental pro forma earnings were adjusted to exclude $171,608 of intercompany transactions for the three months ended March 31, 2018. The number of shares outstanding used in calculating the net loss per common share – basic was 65,890,808 for the three months ended March 31, 2018.

The Company is managed and operates in one segment, as Maxim Surgical integrated into the Company’s existing operations.

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

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

The non-vested RSAs, as of March 31, 2019, were granted to the Company’s Board members as compensation. Certain awards vest only upon: (i) the occurrence of a Change in Control, listing of the Company’s Common Stock on a national exchange or, the director’s termination of Continuous Service, and (ii) the director’s notification to the Company of such accelerating events, within a specified period (“Triggering Events”). Certain other awards vest only upon the occurrence of a Change in Control or listing of the Company’s Common Stock on a national exchange. On August 7, 2019, to reflect its original intent, the Company’s Board modified certain award agreements to remove the director’s termination of continuous service as Triggering Event, thereby all non-vested RSAs are now structured with uniform vesting conditions with effective dates of December 13, 2018 and December 31, 2018.

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

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.48, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

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

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.52, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

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

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.56, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

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

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.57, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

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

No changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index.”

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

FUSE MEDICAL, INC.

Date: August 12, 2019	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)