Form 10-Q
period 2019-06-30
Fuse Medical, Inc.
filed 2019-08-12
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 1, 2019, 74,600,181 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in dollars, except share data)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$841,841	$844,314
Accounts receivable, net of allowance of $983,302 and $667,963, respectively	3,911,203	5,225,999
Inventories, net of allowance of $1,775,029 and $1,711,871, respectively	10,765,861	11,075,889
Prepaid expenses and other current assets	18,502	29,553
Total current assets	15,537,407	17,175,755
Property and equipment, net	32,364	42,974
Deferred tax asset	929,566	760,993
Intangible assets, net	1,247,330	1,288,040
Goodwill	2,905,089	2,905,089
Total assets	$20,651,756	$22,172,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,394,540	$2,712,919
Accrued expenses	1,960,542	2,784,271
Notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,252,501	1,477,448
Total current liabilities	5,757,583	7,124,638
Earn-out liability	13,581,529	13,581,529
Total liabilities	19,339,112	20,706,167
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 74,600,181 shares issued and 71,489,066 shares outstanding as of June 30, 2019, and 74,600,181 shares issued and 71,489,066 shares outstanding as of December 31, 2018.	714,891	714,891
Additional paid-in capital	499,107	-
Retained earnings	98,646	751,793
Total stockholders' equity	1,312,644	1,466,684
Total liabilities and stockholders' equity	$20,651,756	$22,172,851

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$5,075,925	$5,718,458	$9,846,584	$11,722,506
Cost of revenues	2,223,912	3,770,396	4,199,257	6,893,898
Gross profit	2,852,013	1,948,062	5,647,327	4,828,608
Operating expenses:
Selling, general, administrative and other	1,975,934	2,293,072	4,340,102	4,499,807
Commissions	1,004,994	1,614,870	2,010,525	3,194,056
Depreciation and amortization	25,596	3,742	51,320	5,821
Total operating expenses	3,006,524	3,911,684	6,401,947	7,699,684
Operating loss	(154,511)	(1,963,622)	(754,620)	(2,871,076)
Other expense:
Interest expense	28,027	40,010	53,462	75,915
Total other expense	28,027	40,010	53,462	75,915
Operating loss before tax	(182,538)	(2,003,632)	(808,082)	(2,946,991)
Income tax benefit	(40,389)	(388,335)	(154,935)	(596,727)
Net loss	$(142,149)	$(1,615,297)	$(653,147)	$(2,350,264)
Net loss per common share - basic	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding - basic	70,221,566	65,890,808	70,221,566	65,890,808

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2018	74,600,181	$714,891	$-	$751,793	$1,466,684
Stock options granted	-	-	244,407	-	244,407
Net loss	-	-	-	(510,998)	(510,998)
Balance, March 31, 2019	74,600,181	714,891	244,407	240,795	1,200,093
Stock options granted	-	-	254,700	-	254,700
Net loss	-	-	-	(142,149)	(142,149)
Balance, June 30, 2019	74,600,181	$714,891	$499,107	$98,646	$1,312,644

____________________________________________________________________________________________________________

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2017	69,158,308	$671,583	$(8,653,092)	$-	$(7,981,509)
Restricted stock awards granted	-	-	79,083	-	79,083
Stock options granted	-	-	59,003	-	59,003
Net loss	-	-	-	(734,967)	(734,967)
Balance, March 31, 2018	69,158,308	671,583	(8,515,006)	(734,967)	(8,578,390)
Restricted stock awards granted	-	-	79,083	-	79,083
Stock options granted	-	-	167,313	-	167,313
CPM working capital purchase price adjustment	-	-	(397,463)	-	(397,463)
Inventory capital transaction	-	-	1,547,807	-	1,547,807
Net loss	-	-	-	(1,615,297)	(1,615,297)
Balance, June 30, 2018	69,158,308	$671,583	$(7,118,266)	$(2,350,264)	$(8,796,947)

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(653,147)	$(2,350,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,320	5,821
Share-based compensation	499,107	384,482
Provision for bad debts and discounts	315,339	466,440
Benefits for deferred taxes	(168,573)	(614,834)
Changes in operating assets and liabilities:
Accounts receivable	999,457	2,032,123
Inventories	310,028	1,465,474
Prepaid expenses and other current assets	11,051	(3,884)
Accounts payable	(318,379)	51,481
Accrued expenses	(823,729)	260,805
Net cash provided by operating activities	222,474	1,697,644
Cash flows from investing activities
Purchase of property and equipment	-	(24,239)
Net cash used in investing activities	-	(24,239)
Cash flows from financing activities
Payments on senior secured revolving credit facility, net	(224,947)	(1,390,639)
Purchase price adjustment - CPM acquisition	-	(397,463)
Net cash used in financing activities	(224,947)	(1,788,102)
Net decrease in cash and cash equivalents	(2,473)	(114,697)
Cash and cash equivalents - beginning of period	844,314	804,715
Cash and cash equivalents - end of period	$841,841	$690,018
Supplemental disclosure of cash flow information:
Cash paid for interest	$42,409	$64,194
Non-cash investing and financing activities:
Inventory contributed by stockholder	$-	$2,063,742

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”) was initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation. In July 1999, American Metals Service, Inc. changed its name to GolfRounds, Inc. and was redomiciled to Delaware through a merger. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc. and Fuse Medical, LLC, an unrelated entity, merged with and into a wholly-owned subsidiary of Fuse Medical, Inc., with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016 (the “Change-in-Control Date”), the Company entered into a Stock Purchase Agreement by and between the Company, NC 143 Family Holdings, LP, a Texas limited partnership (“NC 143”), which is controlled by Mark W. Brooks (“Mr. Brooks”), the Company’s Chairman of the Board of Directors (“Board”) and President, and Reeg Medical Industries, Inc., a Texas corporation (“RMI”), which is owned and controlled by Christopher C. Reeg (“Mr. Reeg”), the Company’s Chief Executive Officer and Secretary, which resulted in a change in-control of the Company.

On December 31, 2017, the Company completed the acquisition of CPM Medical Consultants, LLC (“CPM”) pursuant to that certain purchase agreement dated December 15, 2017 (“CPM Acquisition Agreement” and such transaction the “CPM Acquisition”). Subsequent to the Change-in-Control Date, CPM and Company operations are consolidated. (See Note 4. “CPM Acquisition”)

On August 1, 2018, (“Maxim Closing Date”) the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”), pursuant to that certain securities purchase agreement (the “Maxim Purchase Agreement” and such transaction the “Maxim Acquisition”). As of the Maxim Closing Date, Maxim and Company operations are consolidated. (See Note 3, “Maxim Acquisition”)

Basis of Presentation

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

The audited condensed consolidated balance sheet information as of December 31, 2018, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) and 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 21, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the 2018 Annual Report.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements consolidate the accounts of CPM and Maxim, the Company’s wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the consolidated financial statements. Actual results could

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

differ from those estimates. Significant estimates on the accompanying unaudited condensed consolidated financial statements include the valuation of inventories, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company’s management expectation of future taxable income and allowable deductions and the fair value calculations of stock-based compensation and earn-out liability. (See Note 4, “CPM Acquisition”)

Segment Reporting

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Shares of restricted stock are included in the basic weighted-average number of common shares outstanding from the time they vest. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. For the three and six month periods ended June 30, 2019 and 2018, the Company excluded the effects of outstanding stock options as their effects were antidilutive due to the Company’s net loss during these periods.

During the preparation of the unaudited condensed consolidated financial statements for the quarter ended June 30, 2019, the Company identified an error in the weighted average number of shares used in its calculation of earnings per share for the three and six month periods ended June 30, 2018.

Three Months Ended June 30, 2018	As Previously Reported	As Revised
Weighted average number of common shares outstanding	40,822,315	65,890,808
Net loss per share - basic	$(0.04)	$(0.02)

Six Months Ended June 30, 2018	As Previously Reported	As Revised
Weighted average number of common shares outstanding	40,822,315	65,890,808
Net loss per share - basic	$(0.06)	$(0.04)

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Earn-Out liability, which represents contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the statement of operations at each reporting period since the arrangement is not subject to the accounting for hedging instruments.

For the year ended December 31, 2018, the Company determined the earnings threshold as detailed in the CPM Acquisition Agreement were not met and therefore no payments for either the base or bonus Earn-Out tranches were achieved, based on the Company’s 2018 financial performance. The Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529, with the offset reflected as “Change in fair value of contingent purchase consideration” on the Company’s 2018 Annual Report.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at June 30, 2019 and December 31, 2018.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from the Change-in-Control Date through June 30, 2019.  As of June 30, 2019, and December 31, 2018, there were deposits of $382,972 and $322,693, respectively, greater than federally insured limits.

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

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstances warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible. These amounts are included in the allowance for doubtful accounts, along with an offset to bad debt expense reflected within selling, general, administrative and other expenses on the Company’s accompanying unaudited condensed consolidated statements of operations.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) less an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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

Since the Company is one reporting unit, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value. The fair value of the Company is determined using a market approach. If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired. The Company performs the annual assessment of the recoverability of goodwill during the fourth quarter

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of each fiscal year, or more frequently, if an event occurs or circumstances change that would indicate that the Company’s goodwill may be impaired.

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Category
Retail	$3,722,777	$4,421,066	$7,375,088	$8,433,850
Wholesale	1,353,148	1,297,392	2,471,496	3,288,656
Total	$5,075,925	$5,718,458	$9,846,584	$11,722,506

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company presently leases office space on a month to month basis as described in Note 12, management has analyzed the implied lease term considering entity factors, asset factors, and market factors and determined that the amounts to be recognized as a right to use assets and lease obligation upon adoption were not material.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04 an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not elected early adoption of this standard and is currently in the process of evaluating the impact of adopting ASU 2017-04 and cannot currently estimate the financial statement impact of adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by the Company’s management to have a material impact on the Company's present or future consolidated financial statements.

Note 3.  Maxim Acquisition

On August 1, 2018, the Company, completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement between the Company, Maxim, RMI, Mr. Amir David Tahernia, an individual (“Tahernia”, together with RMI, the “Sellers”), and Tahernia in his capacity as the representative of the Sellers, dated July 30, 2018, in which the Company agreed to purchase all of the outstanding equity securities of Maxim (“Maxim Interests”) from the Sellers for aggregate consideration of approximately $3,400,000. Before the Maxim Acquisition, Mr. Reeg served as Maxim’s President. (See Note 1, “Nature of Operations – Overview”)

The Company issued 4,210,526 restricted shares of its common stock, par value $0.01 per share (“Common Stock”), to the Sellers in exchange for one-hundred percent (100%) of the outstanding Maxim Interests, at an agreed-upon value of $0.76 per share of Common Stock, which was equal to the 30-day volume-weighted average price (“VWAP”) of the Common Stock as of three (3) business days prior to the Maxim Closing Date.

The Company accounted for the Maxim Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Maxim Closing Date. The assets acquired and liabilities assumed were recorded as of the Maxim Closing Date at their respective fair values and consolidated with those of the Company.

The Maxim Purchase Agreement provided for a working capital post-closing adjustment (“Maxim Post-Closing Adjustment”) based on the Maxim Closing date balance sheet for certain changes in Maxim’s current assets and current liabilities pursuant to the Maxim Purchase Agreement. The Maxim Post-Closing Adjustment was calculated to be $81,757.

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

Unaudited pro forma information for the three months ended June 30, 2018 is as follows:

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2018 - Unaudited
	Historical Fuse Medical, Inc.	Historical Maxim Surgical	Pro forma Adjustments	Pro forma Combined
Revenue	$5,718,458	$303,979	$(170,890)	$5,851,547
Net (loss) income	$(1,615,297)	$2,303	$-	$(1,612,994)
Net loss per common share - basic	$(0.02)	$-	$-	$(0.02)

The supplemental pro forma earnings were adjusted to exclude $170,890 of intercompany transactions for the three months ended June 30, 2018. The number of shares outstanding used in calculating the net loss per common share – basic was 65,890,808 for the three months ended June 30, 2018.

Unaudited pro forma information for the six months ended June 30, 2018 is as follows:

	Six Months Ended June 30, 2018 - Unaudited
	Historical Fuse Medical, Inc.	Historical Maxim Surgical	Pro forma Adjustments	Pro forma Combined
Revenue	$11,722,506	$634,571	$(342,498)	$12,014,579
Net (loss) income	$(2,350,264)	$62,869	$-	$(2,287,395)
Net loss per common share - basic	$(0.04)	$-	$-	$(0.03)

The supplemental pro forma earnings were adjusted to exclude $342,498 of intercompany transactions for the six months ended June 30, 2018. The number of shares outstanding used in calculating the net loss per common share – basic was 65,890,808 for the six months ended June 30, 2018.

The Company is managed and operates in one segment, as Maxim Surgical integrated into the Company’s existing operations.

Note 4. CPM Acquisition

On December 31, 2017 (the “CPM Effective Date”), the Company completed the CPM Acquisition pursuant to the CPM Acquisition Agreement. The Company was the legal acquirer, and, for accounting purposes, CPM was deemed to have acquired the Company in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines the Company with CPM as of the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. Subsequent to the Change-in-Control Date, CPM and the Company operations are consolidated. (See Note 1, “Nature of Operations – Overview”)

Pursuant to the CPM Acquisition Agreement the Company issued 50 million shares of its Common Stock, in exchange for one-hundred percent (100%) of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, equaling a value of $10,000,000. The remaining $26,000,000 of the purchase price consideration will be paid by the Company to NC 143 in the form of contingent Earn-Out payments based on the Company achieving certain future profitability targets for years after 2017.

The Company’s management engaged an independent third-party valuation specialist to calculate the fair value of the Earn-Out liability. The Company recorded $19,244,543 as a contingent liability related to the fair value of the $26,000,000 Earn-Out liability as of the CPM Effective Date, with a corresponding offset to additional paid-in capital on the Company’s accompanying unaudited condensed consolidated balance sheets. For the year ended December 31, 2018, the Company determined the earnings threshold as detailed in the CPM Acquisition Agreement were not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2018 financial performance.

As of December 31, 2018, the Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529. The Earn-Out liability was reduced by $5,663,014, with the offset reflected as “Change in fair value of contingent purchase consideration” on the Company’s 2018 Annual Report. The Company’s management will evaluate the estimated fair value of the Earn-Out liability each reporting period. (See Note 2, “Fair Value Measurements”)

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The CPM Acquisition Agreement provided for a working capital post-closing adjustment (“CPM Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Acquisition Agreement. The CPM Post-Closing Adjustment was calculated to be $397,463 and was paid in cash on June 27, 2018, to NC 143, with a corresponding offset to additional paid-in capital on the Company’s accompanying unaudited condensed consolidated balance sheets.

Note 5. Property and Equipment

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Computer equipment and software	$41,840	$41,840
Furniture and fixtures	1,198	5,047
Office equipment	20,333	21,913
Property and equipment costs	63,371	68,800
Less: accumulated depreciation	(31,007)	(25,826)
Property and equipment, net	$32,364	$42,974

Depreciation expense for the three months ended June 30, 2019 and June 30, 2018 was $5,241 and $3,742, respectively. Depreciation expense for the six months ended June 30, 2019 and June 30, 2018 was $10,610 and $5,821, respectively.

Note 6. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	June 30, 2019	December 31, 2018	Amortization period (years)
Intangible assets:
Non-compete agreements	$61,766	$61,766	2
510k product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,321,965	1,321,965
Less: accumulated amortization	(74,635)	(33,925)
Intangible assets, net	1,247,330	1,288,040
Goodwill	$2,905,089	$2,905,089	Indefinite

Amortization expense for the three and six months ended June 30, 2019, was $20,355 and $40,710. There was no amortization expense for the three and six months ended June 30, 2018.

Note 7. Senior Secured Revolving Credit Facility

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

On November 19, 2018, the Company executed the Second Amendment to the RLOC with Amegy Bank (the “Second Amendment”). The Second Amendment (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that the Company will not permit: the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; EBITDA to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ending March 31, 2019; modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

On May 9, 2019, the Company executed the Third Amendment to the RLOC with Amegy Bank (the “Third Amendment”). Pursuant to the Third Amendment Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that the Company will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019 and (vi) rescinded the Loan Sweep Feature, requiring the Company to give notice of each requested loan by delivery of Advance Request to Amegy Bank.

The outstanding balance of the RLOC was $1,252,501 and $1,477,448 at June 30, 2019 and December 31, 2018, respectively. Interest expense incurred on the RLOC was $21,295 and $33,278 for the three months ended June 30, 2019 and June 30, 2018, respectively, and is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. Interest expense incurred on the RLOC was $40,073 and $62,526 for the six months ended June 30, 2019 and June 30, 2018, respectively. Accrued interest on the RLOC at June 30, 2019 and December 31, 2018 was $2,014 and $4,350, respectively, and is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets. At June 30, 2019, the effective interest rate was calculated to be 6.48%.

Note 8. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the form of convertible promissory notes (“Notes”) in the aggregate amount of $150,000 bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”), and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes remain outstanding and principal and interest are due and payable upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

During the three months ended June 30, 2019 and June 30, 2018, interest expense of $6,732 and $6,732, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2019 and 2018, interest expense of $13,389 and $13,389, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. As of June 30, 2019, and December 31, 2018, accrued interest was $72,485 and $59,096, respectively, which is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets.

Note 9. Stockholders’ Equity

Stock Incentive Plans

The 2018 Amended and Restated Equity Incentive Plan of Fuse Medical, Inc. (“2018 Equity Plan”) is the Company’s stock-based compensation plan. The Company’s Board adopted the 2018 Equity Plan on April 5, 2017, and subsequently amended and restated the 2018 Equity Plan on December 13, 2018. The 2018 Equity Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule set forth in individual agreements.

The Company’s management estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model. Black-Scholes option pricing is calculated using several variables, including the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company’s management believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. The Company’s management estimates of fair value may not be reflective of actual future values or amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2019, the Board granted 300,000 and 1,200,000 of Non-qualified Stock Options (“NQSO”) to the Company’s product advisory board members, certain key employees and marketing representatives. For the three months ended June 30, 2019 and June 30, 2018 the Company amortized $254,699 and $167,313 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying unaudited condensed consolidated statement of operations. For the six months ended June 30, 2019 and June 30, 2018 the Company amortized $499,107 and $226,316 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying unaudited condensed consolidated statement of operations.  The Company will recognize $2,098,814 as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity for the six months ended June 30, 2019, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2018	3,915,000	$0.78	7.0	$443,000
Granted	1,200,000	0.72	-	-
Exercised	-	-	-	-
Forfeited	(260,000)	1.21	-	-
Expired	-	-	-	-
Balance outstanding at June 30, 2019	4,855,000	$0.74	7.2	$489,500
Exercisable at June 30, 2019	2,034,999	$0.51	4.3	$482,000

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2019 was $0.66.

Restricted Common Stock

For the three and six months ended June 30, 2019, the Company did not have restricted stock awards (“RSAs”) to amortize. The Company amortized an expense relating to the vesting of RSAs of $79,083 and $158,166 for the three and six months ended June 30, 2018.

The following table summarizes RSAs activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	4,378,615	$2,060,000	$0.47
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, June 30, 2019	4,378,615	$2,060,000	$0.47

The non-vested RSAs, as of June 30, 2019, were granted to the Company’s Board members as compensation. Certain awards vest only upon: (i) the occurrence of a Change in Control, listing of the Company’s Common Stock on a national exchange or, the director’s termination of Continuous Service, and (ii) the director’s notification to the Company of such accelerating events, within a specified period (“Triggering Events”). Certain other awards vest only upon the occurrence of a Change in Control or listing of the Company’s Common Stock on a national exchange. On August 7, 2019, to reflect its original intent, the Company’s Board modified certain award agreements to remove the director’s termination of continuous service as a Triggering Event, thereby all non-vested RSAs are now structured with uniform vesting conditions.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax benefit are as follows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Current:
Federal	$-	$-
State	13,638	18,107
	13,638	18,107
Deferred:
Federal	(168,573)	(614,834)
State	-	-
	(168,573)	(614,834)
Total income tax benefit	$(154,935)	$(596,727)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryover	$191,679	$216,793
Accounts receivable	206,493	140,272
Compensation	337,606	232,793
Inventory	388,074	383,744
Other	28,129	28,128
Total deferred tax assets	1,151,981	1,001,730

Deferred tax liabilities:
Intangibles	(218,427)	(232,835)
Property and equipment	(3,988)	(7,902)
Total deferred tax liabilities	(222,415)	(240,737)

Net deferred tax asset	$929,566	$760,993

As of June 30, 2019, the Company recognized a net deferred tax asset of $929,566, or an increase of $168,573 over the amount recognized at December 31, 2018. Consistent with current business trends and expectations, the Company’s management believes the realization of its deferred tax assets is more likely than not.

At June 30, 2019, the Company estimates it has approximately $912,759 of net operating loss carryforwards which will expire during 2019 through 2037. The Company’s management believes its tax positions are highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2019, the Company’s tax years 2016 through 2018 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	-1.3%	-0.5%
Permanent differences	-0.5%	-0.3%
Other	0.0%	0.0%
	19.2%	20.2%

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the six months ended June 30, 2019 and June 30, 2018, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Customer 1	11.86%	17.61%
Customer 2 - related party	6.70%	11.10%
Totals	18.56%	28.71%

At June 30, 2019 and December 31, 2018, the following significant customers had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	June 30, 2019	December 31, 2018
Customer 1 - related party	12.08%	6.71%
Customer 2	7.50%	15.03%
Totals	19.58%	21.74%

For the six months ended June 30, 2019 and June 30, 2018, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Supplier 1	21.80%	9.50%
Supplier 2 - related party	12.40%	0.30%
Supplier 3 - related party	0.00%	10.80%
Totals	34.20%	20.60%

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP, a real estate investment company that is

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (a) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (b) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals.

For the six months ended June 30, 2019 and June 30, 2018, the Company paid approximately $84,000 and $84,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of June 30, 2019, AmBio operations support approximately 61 full time equivalents (“FTE”). Of those 61 FTEs, 42 FTEs directly support the Company, 12 FTEs support the operations of other companies, and 7 FTEs are shared between the Company and other companies.

As of June 30, 2019 and December 31, 2018, the Company owed amounts to AmBio of approximately $161,000 and $180,000, respectively, which are reflected in accounts payable on the Company’s unaudited condensed consolidated balance sheets. For the six months ended June 30, 2019 and June 30, 2018, approximately $105,000 and $110,000 of administrative fees were paid to AmBio, respectively, and are reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

During the six months ended June 30, 2019 and June 30, 2018, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $643,000 and $1,330,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•

purchased approximately zero and $643,000, respectively, of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories, net of allowance in the Company’s accompanying unaudited condensed consolidating balance sheets; and

•

incurred approximately $946,000 and $1,058,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2019, and December 31, 2018, the Company had outstanding balances due from MedUSA of approximately $568,000 and $389,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.48, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the six months ended June 30, 2019 and June 30, 2018, the Company:

•

purchased approximately $25,000 and $498,000, respectively, in Orthopedic Implants and medical instruments, and Biologics from Overlord, which are reflected within inventories, net of allowance on the Company’s accompanying unaudited condensed consolidated balance sheets; and

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

incurred approximately $90,000 and $459,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2019, and December 31, 2018, the Company had outstanding balances owed to Overlord of approximately zero and $2,000, respectively. These amounts are reflected in accounts payable in the Company’s accompanying unaudited condensed consolidated balance sheets.

NBMJ, Inc. d/b/a Incare Technology

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the six months ended June 30, 2019 and June 30, 2018, the Company sold Biologics products to NBMJ in the amounts of approximately $364,000, and $90,000, respectively, which are reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2019, and December 31, 2018 the Company had outstanding balances due from NBMJ of approximately $350,000 and $155,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.52, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2019 and June 30, 2018, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $97,000 and $289,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•

incurred approximately $14,000 and zero, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2019, and December 31, 2018, the Company had outstanding balances due from Bass of approximately $6,000 and $179,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.56, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2019 and June 30, 2018, the Company incurred approximately $174,000 and $352,000, respectively, in commission costs to Sintu, which is reflected in commissions on the Company’s accompanying unaudited condensed consolidated statements of operations.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2019 and June 30, 2018, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $132,000 and $109,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2019, and December 31, 2018, the Company had outstanding balances due from Tiger of approximately $35,000 and $5,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.57, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the six months ended June 30, 2019 and June 30, 2018, the Company purchased approximately $481,000 and $16,000, respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance on the Company’s accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2019, and December 31, 2018, the Company had outstanding balances owed to Modal of approximately $173,000 and $0.00, respectively. These amounts are reflected in accounts payable in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.64, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Recon Orthopedics, LLC

Recon Orthopedics, LLC (“Recon”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2018, the Company incurred commissions costs of approximately $209,000, which are reflected in commissions expense on the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission costs for the six months ended June 30, 2019.

During the six months ended June 30, 2019 and 2018, the Company earned approximately zero and $4,000, respectively, pursuant to the Company’s shared services agreement which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2019.

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (our “Financial Statements”), the audited consolidated financial statements of our Company and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s 2018 Annual Report.

Overview

We are a manufacturer and integrated distributor of medical device implants, offering a broad portfolio of Orthopedic Implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) full spinal implants for trauma, degenerative disc disease and deformity indications; and (v) a wide array of osteo-biologics, regenerative tissues and amniotic tissue, which include human allografts, substitute bone materials, and tendons and regenerative tissues and fluids. All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we continue to grow our manufacturing operations, both by internal product development as well as the acquisition of existing FDA approved devices.

Highlights of Second Quarter 2019

We are currently the master distributor of a next generation total-knee joint replacement product line (the “Sterizo Total-Knee Replacement System”) manufactured in the U.S. by Modal. We continue to expand our customer base of the Sterizo Total-Knee Replacement System by increasing new hospital and surgeon acceptance. During the second quarter of 2019, 8 hospitals and 7 surgeons were approved and utilizing our Sterizo Total-Knee Replacement System reflecting an increase in revenues of approximately $340,000, or an increase of 320% over the first quarter ending March 31, 2019.

Current Trends and Outlook

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Due to our seasonality, our results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Historically, we have experienced greater revenue and greater sales volume, as a percentage of revenue, during the last two calendar quarters of our fiscal year compared to the first two calendar quarters of the year. We believe this revenue trend is primarily due to the increase in elective surgeries during the last two quarters of the calendar year, which are partially satisfied by patient annual healthcare deductibles being met in those two quarters. We use this seasonality trend to assist us in enterprise-wide resource planning, such as purchasing and product inventory logistics.

Our revenues for the first and second quarter of 2019 were consistent with our historical seasonality trends.

Retail and Wholesale Cases

We believe our broad selection of Orthopedic Implants and Biologics is essential to our ability to acquire new customers and increase sales volume, revenues, and profitability. We continue to review and evaluate our product lines, ensuring we maintain a high-quality and cost-effective selection of Orthopedic Implants and Biologics.

In our industry, Retail Cases are typically sold at a higher price than Wholesale Cases, resulting in greater revenue per Case. Our Retail Cases involve direct sales to medical facilities, which means that we receive a higher profit margin due to the absence of any third party in the sales process, before we pay any potential commissions to a direct or contracted sales representative or sub-distributor. Our Wholesale Cases involve sales to third parties who resell our products to end users. As a result, sales of our Retail Cases generally generate substantially more gross profit than Wholesale Case transactions. However, our sales of Wholesale Cases are not subject to additional overhead support costs, such as case coverage and commissions.

In the quarter ended June 30, 2019, our average revenue per Retail Case decreased by approximately two percent (2%) and our average revenue per Wholesale Case decreased by approximately six percent (6%) compared to the quarter ended June 30, 2018.

During the six months ended June 30, 2019, our average revenue per Retail Case decreased by approximately eight percent (8%) and our average revenue per Wholesale Case decreased by approximately seventeen percent (17%) compared to the six months ended June 30, 2018.

Pricing Pressure

Pricing pressure has increased in our industry due to (a) consolidation among healthcare providers, (b) trends toward increased managed care healthcare, (c) increased government oversight of healthcare costs, and (d) new laws and regulations that address healthcare reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures can significantly impact our business, operating results and financial condition.

To mitigate pricing pressure, we employ strategies to maximize revenue per Case by executing our strategies to increase revenue which include (a) execution of hospital facility contracts with higher, yet competitive pricing, (b) increase in Case volume, (c) growth in number of customers, and (d) customer utilization of our product portfolio.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies” of our unaudited condensed consolidated notes to our Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2019	(% Rev)	June 30, 2018	(% Rev)	June 30, 2019	(% Rev)	June 30, 2018	(% Rev)
Net revenues	$5,075,925	100%	$5,718,458	100%	$9,846,584	100%	$11,722,506	100%
Cost of revenues	2,223,912	44%	3,770,396	66%	4,199,257	43%	6,893,898	59%
Gross profit	2,852,013	56%	1,948,062	34%	5,647,327	57%	4,828,608	41%
Operating expenses:
Selling, general, administrative and other	1,975,934	39%	2,293,072	40%	4,340,102	44%	4,499,807	38%
Commissions	1,004,994	20%	1,614,870	28%	2,010,525	20%	3,194,056	27%
Depreciation and amortization	25,596	1%	3,742	0%	51,320	1%	5,821	0%
Total operating expenses	3,006,524	59%	3,911,684	68%	6,401,947	65%	7,699,684	66%
Operating loss	(154,511)	-3%	(1,963,622)	-34%	(754,620)	-8%	(2,871,076)	-24%
Other expense
Interest expense	28,027	1%	40,010	1%	53,462	1%	75,915	1%
Total other expense	28,027	1%	40,010	1%	53,462	1%	75,915	1%
Operating income (loss) before tax	(182,538)	-4%	(2,003,632)	-35%	(808,082)	-8%	(2,946,991)	-25%
Income tax benefit	(40,389)	-1%	(388,335)	-7%	(154,935)	-2%	(596,727)	-5%
Net loss	$(142,149)	-3%	$(1,615,297)	-28%	$(653,147)	-7%	$(2,350,264)	-20%

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

Net Revenues

For the three months ended June 30, 2019, net revenues were $5,075,925 compared to $5,718,458 for the three months ended June 30, 2018, which is a decrease of $642,533 or approximately eleven percent (11%).

For the three months ended June 30, 2019, Retail Cases decreased by sixteen percent (16%) compared to the three months ended June 30, 2018. Accordingly, revenues from Retail Cases for the three months ended June 30, 2019, decreased by eighteen percent (18%) compared to revenues from Retail Cases for the three months ended June 30, 2018. We believe this eighteen percent (18%) decrease in revenues from Retail Cases is primarily driven by a reduction in Retail Case volume and pricing pressure.

Our Wholesale Cases declined by one percent (1%) for the three months ended June 30, 2019, compared to Wholesale Cases during the three months ended June 30, 2018. Accordingly, revenues from Wholesale Cases for the three months ended June 30, 2019, declined by five percent (5%) compared to revenues from Wholesale Cases for the period ended June 30, 2018.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures. We believe we will need to focus on increased volume of Cases to maintain gross profit levels. For the two remaining quarters of 2019, we will seek to increase our volume of Retail Case Sales to our existing retail customer base and add new retail customers.

Cost of Revenues

For the three months ended June 30, 2019, our cost of revenues was $2,223,912, compared to $3,770,396 for the three months ended June 30, 2018, representing a decrease of $1,546,484, or approximately forty-one percent (41%).

As a percentage of revenues, cost of revenues decreased twenty-two (22) percentage points to approximately forty-four percent (44%) for the three months ended June 30, 2019, compared to approximately sixty-six percent (66%) for the three months ended June 30, 2018. The decline as a percentage of net revenues resulted from (a) an approximate one (1) percentage-point reduction in cost of products sold, (b) an approximate eight (8) percentage-point reduction in inventory shrink and inventory loss provision, and (c) an approximately thirteen (13) percentage-point reduction in medical instrument expense.

Gross Profit

For the three months ended June 30, 2019, we generated a gross profit of $2,852,013, compared to $1,948,062 for the three months ended June 30, 2018, representing an increase of $903,951, or approximately forty-six percent (46%).

As a percentage of net revenue, gross profit increased by approximately twenty-two (22) percentage points to fifty-six percent (56%) for the three months ended June 30, 2019, compared to thirty-four percent (34%) for the three months ended June 30, 2018. This increase in gross profit as a percentage of revenues was primarily caused by the reduction in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended June 30, 2019, selling, general, administrative, and other expenses decreased to $1,975,934 from $2,293,072 for the three months ended June 30, 2018, representing a decrease of $317,138, or approximately fourteen percent (14%).

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately thirty-nine percent (39%) and forty percent (40%) for the three months ended June 30, 2019 and June 30, 2018, respectively. As a percentage of net revenue, the decrease of approximately one (1) percentage point primarily resulted from (a) an approximate one (1) percentage-point increase in stock-based compensation, offset, in part by, (b) an approximate one (1) percentage-point decrease in leased staffing costs primarily driven by a reduction of sales representatives, and (c) an approximate one (1) percentage-point decrease in professional fees. Reflected in the professional fees and stock-based compensation is approximately $510,000 in payments to members of our scientific advisory boards, of which approximately $275,000 is in the form of cash expense and approximately $235,000 is non-cash stock-based compensation.

Commissions

For the three months ended June 30, 2019 and June 30, 2018, commissions expense was $1,004,994 and $1,614,870, respectively, representing a decrease of $609,876, or approximately thirty-eight percent (38%).

As a percentage of net revenues, commissions expenses accounted for approximately twenty percent (20%) for the three months ended June 30, 2019, and twenty-eight percent (28%) for the three months ended June 30, 2018. This eight (8) percentage-point decrease primarily resulted from the approximate eighteen percentage-point (18) decrease in revenue for Retail Cases, discussed above in “Net Revenues.”

Depreciation and amortization

For the three months ended June 30, 2019, our depreciation expense increased to $25,596 from $3,742 for the three months ended June 30, 2018, representing an increase of $21,854. This increase is primarily the result of approximately $20,355 in amortization of intangible assets, such as noncompete agreements and customer relationships, acquired pursuant to our acquisition of Palm Springs Partners LLC d/b/a Maxim Surgical effective August 1, 2018, and an approximately $1,499 investment to upgrade our supply-chain inventory management system and new office workstations.

Interest

For the three months ended June 30, 2019, interest expense declined to $28,027 from $40,010 for the three months ended June 30, 2018, which is a reduction of $11,983, or approximately thirty percent (30%). The decline is primarily due to an approximate $12,602 reduction in interest related to borrowings on our RLOC with Amegy Bank offset, in part, by an approximately $619 increase in interest costs caused by an increase in the LIBOR market interest rates and a one percent (1%) increase in cost of borrowings on the RLOC pursuant to the Second Amendment of the RLOC executed on November 19, 2018, and disclosed on our Current Report on Form 8-K filed with the SEC on November 21, 2018.

Income tax

For the three months ended June 30, 2019 and June 30, 2018, we recorded an income tax benefit of approximately $40,389 and $388,335, respectively. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the three months ended June 30, 2019, we had a net loss of $142,149 compared to a net loss of $1,615,297 for the three months ended June 30, 2018, respectively, representing a decrease in net loss of $1,473,148 or approximately ninety-one percent (91%).

As a percentage of revenue, net loss represented approximately three percent (3%) and twenty-eight percent (28%) for the three months ended June 30, 2019 and June 30, 2018, respectively.

The approximate twenty-five (25) percentage point decrease in net loss as a percentage of revenue is primarily attributable to (a) a decrease of approximately six (6) percentage points in our income tax benefit, offset, in part, by (b)(i) an increase of approximately twenty-two (22) percentage points related to gross profit, (ii) a decrease of approximately eight (8) percentage points in commissions expense, and (iii) a decrease in selling, general, administrative, and other expenses of approximately one (1) percentage point.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Net Revenues

For the six months ended June 30, 2019, net revenues were $9,846,584 compared to $11,722,506 for the six months ended June 30, 2018, a decrease of $1,875,922 or approximately sixteen percent (16%).

For the six months ended June 30, 2019, Retail Cases decreased by eight percent (8%) compared to the six months ended June 30, 2018. Accordingly, revenues from Retail Cases for the six months ended June 30, 2019, decreased by sixteen percent (16%) compared to revenues from Retail Cases for the six months ended June 30, 2018. We believe this sixteen percent (16%) decrease in revenues from Retail Cases is primarily driven by a reduction in Retail Case volume and pricing pressure.

Our Wholesale Cases declined by nineteen percent (19%) for the six months ended June 30, 2019, compared to Wholesale Cases during the six months ended June 30, 2018. Accordingly, revenues from Wholesale Cases for the six months ended June 30, 2019, declined by thirty-three percent (33%) compared to revenues from Wholesale Cases for the period ended June 30, 2018.

Cost of Revenues

For the six months ended June 30, 2019, our cost of revenues was $4,199,257, compared to $6,893,898 for the six months ended June 30, 2018, representing a decrease of $2,694,641, or approximately thirty-nine percent (39%).

As a percentage of revenues, cost of revenues decreased sixteen (16) percentage points to approximately forty-three percent (43%) for the six months ended June 30, 2019, compared to approximately fifty-nine percent (59%) for the six months ended June 30, 2018. The decline as a percentage of net revenues resulted from (a) an approximate three (3) percentage-point reduction in cost of products sold, (b) an approximate seven (7) percentage-point reduction in inventory shrink and inventory loss provision, and (c) an approximately six (6) percentage-point reduction in medical instrument expense.

Gross Profit

For the six months ended June 30, 2019, we generated a gross profit of $5,647,327, compared to $4,828,608 for the six months ended June 30, 2018, representing an increase of $818,719, or approximately seventeen percent (17%).

As a percentage of net revenue, gross profit increased by approximately sixteen (16) percentage points to fifty-seven percent (57%) for the six months ended June 30, 2019, compared to forty-one percent (41%) for the six months ended June 30, 2018. This increase in gross profit as a percentage of revenues was primarily caused by the reduction in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the six months ended June 30, 2019, selling, general, administrative, and other expenses decreased to $4,340,102 from $4,499,807 for the six months ended June 30, 2018, representing a decrease of $159,705 or approximately four percent (4%).

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately forty-four percent (44%) and thirty-eight percent (38%) for the six months ended June 30, 2019 and June 30, 2018, respectively. As a percentage of net revenue, the increase of approximately six (6) percentage points primarily resulted from (a) an approximate three (3) percentage-point increase in leased staffing costs primarily for operations and sales representatives, (b) an approximate one (1) percentage-point increase in professional fees, (c) an approximate two (2) percentage-point increase in stock-based compensation. Reflected in the professional fees and stock-based compensation increase is approximately $987,000 in payments to members of our scientific advisory boards, of which approximately $538,000 is in the form of cash expense and approximately $449,000 is non-cash stock-based compensation.

Commissions

For the six months ended June 30, 2019 and June 30, 2018, commissions expense was $2,010,525 and $3,194,056, respectively, representing a decrease of $1,183,531, or approximately thirty-seven percent (37%).

As a percentage of net revenues, commissions expenses accounted for approximately twenty percent (20%) for the six months ended June 30, 2019, and twenty-seven percent (27%) for the six months ended June 30, 2018. This seven (7) percentage-point decrease primarily resulted from the approximate sixteen percentage-point (16) decrease in revenue for Retail Cases, discussed above in “Net Revenues.”

Depreciation and amortization

For the six months ended June 30, 2019, our depreciation expense increased to $51,320 from $5,821 for the six months ended June 30, 2018, representing an increase of $45,499. This increase is primarily the result of approximately $40,710 in amortization of intangible assets, such as noncompete agreements and customer relationships, acquired pursuant to our acquisition of Palm Springs Partners LLC d/b/a Maxim Surgical effective August 1, 2018, and an approximately $4,789 investment to upgrade our supply-chain inventory management system and new office workstations.

Interest

For the six months ended June 30, 2019, interest expense declined to $53,462 from $75,915 for the six months ended June 30, 2018, which is a reduction of $22,453, or approximately thirty percent (30%). The decline is primarily due to an approximate $23,765 reduction in interest related to borrowings on our RLOC with Amegy Bank, offset, in part, by an approximately $1,312 increase in interest costs caused by an increase in the LIBOR market interest rates and a one percent (1%) increase in cost of borrowings on the RLOC pursuant to the Second Amendment of the RLOC executed on November 19, 2018, and disclosed on our Current Report on Form 8-K filed with the SEC on November 21, 2018.

Income tax

For the six months ended June 30, 2019, and 2018, we recorded an income tax benefit of approximately $154,935 and $596,727, respectively, due to lower amounts of pretax loss in 2019 as compared to the comparable period in 2018. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the six months ended June 30, 2019, we had a net loss of $653,147 compared to a net loss $2,350,264 for the six months ended June 30, 2018, respectively, representing a decrease in net loss of $1,697,117, or approximately seventy-two percent (72%).

As a percentage of revenue, net loss represented approximately seven percent (7%) and twenty percent (20%) for the six months ended June 30, 2019 and June 30, 2018, respectively.

The approximate thirteen (13) percentage point decrease in net loss as a percentage of revenue is primarily attributable to (a)(i) a decrease of approximately four (4) percentage points in our income tax benefit, and (ii) an increase in selling, general, administrative, and other expenses of approximately six (6) percentage points offset, in part, by (b)(i) an increase of approximately sixteen (16) percentage points related to gross profit, and (ii) a decrease of approximately seven (7) percentage points in commissions expense.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$222,474	$1,697,644
Net cash used in investing activities	-	(24,239)
Net cash used in financing activities	(224,947)	(1,788,102)
Net decrease in cash and cash equivalents	$(2,473)	$(114,697)

Net Cash Provided by Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities was $222,474 compared to $1,697,644 for the six months ended June 30, 2018, representing a decrease of $1,475,170.

For the six months ended June 30, 2019, our net cash provided by operating activities resulted primarily from: (a)(i) a $999,457 reduction in accounts receivable, net, and (ii) a $310,028 reduction in inventories, net, (iii) $44,046 of net loss adjusted for non-cash items, and (iv) a $11,051 decrease in prepaid expenses; offset, in part, by (b)(i) a $823,729 reduction in accounts payable, and (ii) a $318,379 decrease in accrued expenses.

For the six months ended June 30, 2018, our net cash provided by operating activities resulted primarily from; (a)(i) a $2,032,123 reduction in accounts receivable, net, (ii) a $1,465,474 reduction in inventories, net, (iii) a $260,805 increase in accrued expenses, and (iv) a $51,481 increase in accounts payable; offset, in part, by (b)(i) a $2,108,355 of net loss adjusted for non-cash items, and (ii) a $3,884 increase in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

For the six months ended June 30, 2019, there was no net cash used in investing activities.

For the six months ended June 30, 2018, our net cash used in investing activities was $24,239, which resulted from a $24,239 purchase of fixed assets.

Net Cash Used in Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was $224,947, compared to $1,788,102 used in financing activities for the six months ended June 30, 2018.

The $224,947 in net cash used in financing activities for the six months ended June 30, 2019 resulted from repayments on our RLOC.

The $1,788,102 in net cash used in financing activities for the six months ended June 30, 2018 resulted from (a) the $1,390,639 of net payments on our RLOC and (b) a $397,463 purchase price adjustment – CPM acquisition.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of June 30, 2019, our current assets exceeded our current liabilities by $9,779,824 (our “Working Capital”), which includes $841,841 in cash and cash equivalents. Our cash from operations support the funding of our payments for commissions, payroll and human capital, and professional fees. We rely on the RLOC for capital expenditures and other day-to-day Working Capital needs. As of August 1, 2019, we had approximately $1,048,000 in available cash, and $529,000 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations. Mr. Brooks continues to personally guarantee fifty percent (50%) of the outstanding RLOC amount.

Our strategic growth plan provides for capital investment to upgrade our financial systems, support our infrastructure, and elevate the skills of our support staff. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $150,000 to $200,000 and anticipate the investment to occur in the second half of calendar year 2019.

Our projections for calendar years 2019, 2020, and 2021 include expansion opportunities based on carefully evaluated expected return on investments. We expect to replace the AmBio Contract (See Note 12, “Related Party Transactions – AmBio Contract”) through a competitive request for proposal process during the third and fourth quarters of 2019. We believe this will support our efforts to reduce human capital and related costs, while enhancing benefit offerings and coverage for our associates. We believe that our RLOC will adequately support these initiatives through 2019.

Capital Resources

Credit Facility

The information set forth in “Part I – Item 1. Note 7. Senior Secured Revolving Credit Facility” of this Form 10-Q regarding our RLOC is incorporated herein by reference.

Capital Expenditures

For the six months ended June 30, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2019, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2019.

No changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

10.1

Limited Waiver and Third Amendment to Amended and Restated Business Loan Agreement, dated May 9, 2019, by and between Zions Bancorporation, N.A. dba Amegy Bank, as “Lender”, and Fuse Medical, Inc. and CPM Medical Consultants, LLC as “Borrowers” incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2019.

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