Form 10-Q
period 2019-09-30
Fuse Medical, Inc.
filed 2019-11-14
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 1, 2019, 74,600,181 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

INDEX

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	F-1
	Condensed Consolidated Statements of Operations for the Three months and Nine months Ended September 30, 2019 and 2018 (Unaudited)	F-2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three months and Nine months Ended September 30, 2019 and 2018 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2019 and 2018 (Unaudited)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II. OTHER INFORMATION
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		15

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,031,270	$844,314
Accounts receivable, net of allowance of $1,747,600 and $667,963, respectively	4,759,131	5,225,999
Inventories, net of allowance of $4,416,483 and $1,711,871, respectively	8,189,621	11,075,889
Prepaid expenses and other current assets	17,365	29,553
Total current assets	13,997,387	17,175,755
Property and equipment, net	27,123	42,974
Deferred tax asset	-	760,993
Intangible assets, net	1,226,975	1,288,040
Goodwill	2,905,089	2,905,089
Total assets	$18,156,574	$22,172,851
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,526,096	$2,712,919
Accrued expenses	2,909,729	2,784,271
Notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,752,501	1,477,448
Total current liabilities	7,338,326	7,124,638
Earn-out liability	13,581,529	13,581,529
Total liabilities	20,919,855	20,706,167
Commitments and contingencies	-	-
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 74,600,181 shares issued and 70,221,566 shares outstanding as of September 30, 2019, and 74,600,181 shares issued and 70,221,566 shares outstanding as of December 31, 2018.	714,891	714,891
Additional paid-in capital	487,524	-
Retained earnings (Accumulated deficit)	(3,965,696)	751,793
Total stockholders' (deficit) equity	(2,763,281)	1,466,684
Total liabilities and stockholders' (deficit) equity	$18,156,574	$22,172,851

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$5,716,344	$6,784,304	$15,562,928	$18,506,810
Cost of revenues	4,787,939	3,047,373	8,987,196	9,941,271
Gross profit	928,405	3,736,931	6,575,732	8,565,539
Operating expenses:
Selling, general, administrative and other	2,263,964	1,932,991	6,604,066	6,432,798
Commissions	1,741,770	1,405,024	3,752,295	4,599,080
Depreciation and amortization	25,596	4,829	76,916	10,650
Total operating expenses	4,031,330	3,342,844	10,433,277	11,042,528
Operating loss (income)	(3,102,925)	394,087	(3,857,545)	(2,476,989)
Other expense:
Interest expense	(34,900)	(25,920)	(88,362)	(101,835)
Total other expense	(34,900)	(25,920)	(88,362)	(101,835)
Operating income (loss) before tax	(3,137,825)	368,167	(3,945,907)	(2,578,824)
Income tax expense (benefit)	926,517	90,985	771,582	(505,742)
Net income (loss)	$(4,064,342)	$277,182	$(4,717,489)	$(2,073,082)
Net income (loss) per common share - basic	$(0.06)	$0.00	$(0.07)	$(0.03)
Weighted average number of common shares outstanding - basic	70,221,566	68,658,304	70,221,566	66,816,698

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2018	74,600,181	$714,891	$-	$751,793	$1,466,684
Stock options granted	-	-	244,407	-	244,407
Net loss	-	-	-	(510,998)	(510,998)
Balance, March 31, 2019	74,600,181	714,891	244,407	240,795	1,200,093
Stock options granted	-	-	254,700	-	254,700
Net loss	-	-	-	(142,149)	(142,149)
Balance, June 30, 2019	74,600,181	714,891	499,107	98,646	1,312,644
Stock options granted	-	-	(11,583)	-	(11,583)
Net loss	-	-	-	(4,064,342)	(4,064,342)
Balance, September 30, 2019	74,600,181	$714,891	$487,524	$(3,965,696)	$(2,763,281)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2017	69,158,308	$671,583	$(8,653,092)	$-	$(7,981,509)
Restricted stock awards granted	-	-	79,083	-	79,083
Stock options granted	-	-	59,003	-	59,003
Net loss	-	-	-	(734,967)	(734,967)
Balance, March 31, 2018	69,158,308	671,583	(8,515,006)	(734,967)	(8,578,390)
Restricted stock awards granted	-	-	79,083	-	79,083
Stock options granted	-	-	167,313	-	167,313
CPM working capital purchase price adjustment	-	-	(397,463)	-	(397,463)
Inventory capital transaction	-	-	1,547,807	-	1,547,807
Net loss	-	-	-	(1,615,297)	(1,615,297)
Balance, June 30, 2018	69,158,308	671,583	(7,118,266)	(2,350,264)	(8,796,947)
Restricted stock awards granted	-	-	52,722	-	52,722
Stock options granted	-	-	259,639	-	259,639
Purchase of Maxim Surgical	4,210,527	42,105	3,157,895	-	3,200,000
Net income	-	-	-	277,182	277,182
Balance, September 30, 2018	73,368,835	$713,688	$(3,648,010)	$(2,073,082)	$(5,007,404)

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(4,717,489)	$(2,073,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,916	10,650
Share-based compensation	487,524	696,843
Provision for bad debts and discounts	1,079,637	187,755
Provision for slow moving and obsolete inventory	2,704,612	711,828
Deferred taxes, net of valuation allowance	760,993	(533,639)
Changes in operating assets and liabilities:
Accounts receivable	(612,769)	2,598,303
Inventories	181,656	1,201,714
Prepaid expenses and other current assets	12,188	10,396
Accounts payable	(186,823)	(440,540)
Accrued expenses	125,458	568,280
Net cash (used in) provided by operating activities	(88,097)	2,938,508
Cash flows from investing activities
Purchase of property and equipment	-	(35,984)
Acquisition of Maxim Surgical, net of cash acquired	-	(63,097)
Net cash used in investing activities	-	(99,081)
Cash flows from financing activities
Payments on senior secured revolving credit facility, net	275,053	(2,651,799)
Purchase price adjustment - CPM acquisition	-	(397,463)
Net cash provided by (used in) financing activities	275,053	(3,049,262)
Net increase (decrease) in cash and cash equivalents	186,956	(209,835)
Cash and cash equivalents - beginning of period	844,314	804,715
Cash and cash equivalents - end of period	$1,031,270	$594,880
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,257	$84,872
Non-cash investing and financing activities:
Inventory contributed by stockholder	$-	$2,063,742
Stock issued for Maxim Acquisition	$-	$3,200,000

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”), was initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation. In July 1999, American Metals Service, Inc. changed its name to GolfRounds, Inc. and was redomiciled to Delaware through a merger. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc., and Fuse Medical, LLC, an unrelated entity, merged with and into a wholly-owned subsidiary of Fuse Medical, Inc., with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

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

On December 31, 2017, the Company completed the acquisition of CPM Medical Consultants, LLC (“CPM”) pursuant to that certain purchase agreement dated December 15, 2017 (“CPM Acquisition Agreement” and such transaction the “CPM Acquisition”). Subsequent to the Change-in-Control Date, CPM and Company operations are consolidated. (See Note 3, “CPM Acquisition”)

On August 1, 2018, (“Maxim Closing Date”) the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”), pursuant to that certain securities purchase agreement (the “Maxim Purchase Agreement” and such transaction the “Maxim Acquisition”). As of the Maxim Closing Date, Maxim and Company operations are consolidated. (See Note 4, “Maxim Acquisition”)

Basis of Presentation

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. Through September 30, 2019, the Company has accumulated losses of $3,965,696 and stockholders’ deficits of $2,763,281.

The Company’s ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon the Company’s (i) successful execution of key rebranding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sale of existing products, with strategic emphasis on selling more retail cases (“Retail Cases”) and increasing the percentage of Retail Cases sold as a percentage of all Cases sold by the Company, and (iv) continued cost reductions. Additionally, the Company will need to refinance its Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”) with a new credit facility on commercially reasonable terms, or obtain equity financing.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s management expects to fund its future business development activities and its working capital needs largely from available cash, improved future operations, and other traditional financing sources, such as a revolving line of credit facility, term notes, or private placements, until such time sufficient funds are provided by operations. There can be no assurance that the Company’s financing efforts will be successful, or if the Company’s management will be able to achieve sufficient revenue and profitability growth from operations. If the Company fails to cure the current event of default under the RLOC or another event of default occurs under the RLOC, the Company could be prohibited from borrowing for its working capital needs. If the loans are accelerated and the Company does not have sufficient cash on hand to pay all amounts due, the Company could be required to sell assets, to refinance all or a portion of its indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially reasonable terms, or at all. If the Company cannot borrow under the RLOC, the Company would need to seek additional financing, if available, or curtail our operations. Additional financing may include restrictions on the Company’s operations, or, with equity financing, may result in the Company’s stockholders’ ownership being diluted.

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

Reclassification

The provision for slow moving and obsolete inventory for the prior period unaudited condensed consolidated statement of cash flows has been reclassified to conform to the presentation of the current period unaudited condensed consolidated financial statements. This reclassification had no effect on the previously reported unaudited condensed consolidated balance sheets, statement of operations, and changes in stockholders’ equity.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the valuation of inventories, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company’s expectation of future taxable income and allowable deductions and the fair value calculations of stock-based compensation and earn-out liability. (See Note 3, “CPM Acquisition”)

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources. The Company’s Chief Executive Officer serves as the Company’s chief operating decision maker, and his management team reviews operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Company. The Company has integrated the operations of both CPM and Maxim. Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Shares of restricted stock are included in the basic weighted-average number of common shares outstanding from the time they vest. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. For the three and nine month periods ended September 30, 2019 and 2018, the Company excluded the effects of outstanding stock options as their effects were antidilutive due to the Company’s net loss during these periods.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the preparation of the unaudited condensed consolidated financial statements for the quarter ended September 30, 2019, the Company identified an error in the weighted average number of shares used in its calculation of earnings per share for the three and nine month periods ended September 30, 2018.

Three Months Ended September 30, 2018	As Previously Reported	As Revised
Weighted average number of common shares outstanding	54,118,506	68,658,304
Net loss per share - basic	$(0.01)	$-

Nine Months Ended September 30, 2018	As Previously Reported	As Revised
Weighted average number of common shares outstanding	54,118,506	66,816,698
Net loss per share - basic	$(0.04)	$(0.03)

The Company performed a quantitative and qualitative analysis and determined that the error was not material to the previously reported results for the three and nine month periods ended September 30, 2018.

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

In connection with the CPM Acquisition, the Company recorded a $13,581,529 liability related to the earn-out (“Earn-Out”) portion of the purchase consideration. (See Note 3, “CPM Acquisition,” for further discussion of the Earn-Out liability.) The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s earnings. The payments are subject to the Company meeting certain earnings thresholds as detailed in the CPM Acquisition Agreement.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at September 30, 2019 and December 31, 2018.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from the Change-in-Control Date through September 30, 2019.  As of September 30, 2019, and December 31, 2018, there were deposits of $574,868 and $322,693, respectively, greater than federally insured limits.

Accounts Receivable and Allowances

Accounts receivable are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable and an allowance for contractual discount pricing. Credit is extended to customers based on an evaluation of their financial condition, industry reputation, and other judgment factors considered by the Company’s management. The Company generally does not require collateral or other security interest to support accounts receivable. Based on trends and specific factors, the customer’s credit terms may be modified, including required payment upon delivery.

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstances warrant, the Company’s management estimates the amounts that are uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative and other expenses on the Company’s accompanying unaudited condensed consolidated statements of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) less an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the net realizable value of inventories.

During the three and nine months ended September 30, 2019 the Company revised its estimate for slow moving and obsolete inventory. As a result, the Company’s management increased the inventory reserve for slow moving and obsolescence by approximately $2.4 million, which is reflected in Inventory and Cost of Revenues on the Company’s unaudited condensed consolidated balance sheets and statements of operations, respectively.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is not amortized, but is tested at least annually for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, product technology, and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life. (See Note 4, “Maxim Acquisition” for Goodwill and Other Intangibles for additional related disclosures.)

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

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are probable and reasonably estimable. The Company’s management reduces revenue to account for estimates of the Company’s credits and refunds.

The Company includes shipping and handling fees in net revenues. Shipping and handling costs are associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Differentiation

The Company measures sales volume based on medical procedures in which the Company’s products are sold and used (“Cases”). The Company considers Cases resulting from direct sales to medical facilities to be retail cases (“Retail Cases”) and Cases resulting from sales to third-parties, such as non-medical facilities, distributors, or sub-distributors, to be wholesale Cases (“Wholesale Cases”). Some of the Company’s sales for Wholesale Cases are on a consignment basis with a third-party. In the Company’s industry, Retail Cases are typically sold at a higher price points than Wholesale Cases, resulting in greater revenue and gross profit per Case.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Category
Retail	$5,050,785	$5,227,442	$12,425,874	$13,661,292
Wholesale	665,559	1,556,862	3,137,054	4,845,518
Total	$5,716,344	$6,784,304	$15,562,928	$18,506,810

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 for the three months ended September 30, 2019 on a prospective basis.  The adoption of ASU 2017-04 had no impact on the condensed consolidated financial position, results of operations or cash flows for the period ended September 30, 2019.  The Company adopted provisions of ASU 2017-04 as it simplified the goodwill impairment testing process resulting in reductions of costs and time associated with the goodwill impairment testing.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. CPM Acquisition

On December 31, 2017 (the “CPM Effective Date”), the Company completed the CPM Acquisition pursuant to the CPM Acquisition Agreement. The Company was the legal acquirer, and, for accounting purposes, CPM was deemed to have acquired the Company in the CPM Acquisition. CPM is the successor entity and becomes the reporting entity which combines the Company with CPM as of the Change-in-Control Date, with the assets and liabilities of both companies combined at historical cost. Subsequent to the Change-in-Control Date, CPM and the Company operations are consolidated. (See Note 1, “Nature of Operations – Overview”)

Pursuant to the CPM Acquisition Agreement the Company issued 50 million shares of its Common Stock, to NC 143, the former owner of CPM, in exchange for one-hundred percent (100%) of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of it’s common stock, par value $0.01 per share, (“Common Stock”), equaling a value of $10,000,000. The remaining $26,000,000 of the purchase price consideration will be paid by the Company to NC 143 in the form of contingent Earn-Out payments based on the Company achieving certain future profitability targets for years after 2017.

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

As of December 31, 2018, the Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced from $19,244,543 to $13,581,529. The Earn-Out liability was reduced by $5,663,014, with the offset reflected as “Change in fair value of contingent purchase consideration” on the Company’s 2018 Annual Report. The Company’s management will evaluate the estimated fair value of the Earn-Out liability each reporting period. (See Note 2, “Fair Value Measurements”)

The CPM Acquisition Agreement provided for a working capital post-closing adjustment (“CPM Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Acquisition Agreement. The CPM Post-Closing Adjustment was calculated to be $397,463 and was paid in cash on June 27, 2018, to NC 143, with a corresponding offset to additional paid-in capital on the Company’s accompanying unaudited condensed consolidated balance sheets.

Note 4.  Maxim Acquisition

On August 1, 2018, the Company, completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement between the Company, Maxim, RMI, Mr. Amir David Tahernia, an individual (“Tahernia”, together with RMI, the “Sellers”), and Tahernia in his capacity as the representative of the Sellers, dated July 30, 2018, in which the Company agreed to purchase all of the outstanding equity securities of Maxim (“Maxim Interests”) from the Sellers for aggregate consideration of approximately $3,400,000. Before the Maxim Acquisition, Mr. Reeg served as Maxim’s President. (See Note 1, “Nature of Operations – Overview”)

The Company issued 4,210,526 restricted shares of its Common Stock, to the Sellers in exchange for one-hundred percent (100%) of the outstanding Maxim Interests, at an agreed-upon value of $0.76 per share of Common Stock, which was equal to the 30-day volume-weighted average price (“VWAP”) of the Common Stock as of three (3) business days prior to the Maxim Closing Date.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Unaudited pro forma information for the three months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018 - Unaudited
	Historical Fuse Medical, Inc.	Historical Maxim Surgical	Pro forma Adjustments	Pro forma Combined
Revenue	$6,784,304	$161,442	$(116,577)	$6,829,169
Net (loss) income	$277,182	$(456,874)	$-	$(179,692)
Net loss per common share - basic	$-	$-	$-	$-

The supplemental pro forma revenue was adjusted to exclude $116,577 of intercompany transactions for the three months ended September 30, 2018. The number of shares outstanding used in calculating the net loss per common share – basic was 70,211,566 for the three months ended September 30, 2018.

Unaudited pro forma information for the nine months ended September 30, 2018 is as follows:

	Nine Months Ended September 30, 2018 - Unaudited
	Historical Fuse Medical, Inc.	Historical Maxim Surgical	Pro forma Adjustments	Pro forma Combined
Revenue	$18,506,810	$796,014	$(459,074)	$18,843,750
Net loss	$(2,073,082)	$(374,137)	$-	$(2,447,219)
Net loss per common share - basic	$(0.03)	$-	$-	$(0.04)

The supplemental pro forma revenue was adjusted to exclude $459,074 of intercompany transactions for the nine months ended September 30, 2018. The number of shares outstanding used in calculating the net loss per common share – basic was 70,211,566 for the nine months ended September 30, 2018.

The Company is managed and operates in one operating and reporting segment, as Maxim Surgical integrated into the Company’s existing operations.

Note 5. Property and Equipment

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Computer equipment and software	$41,840	$41,840
Furniture and fixtures	1,198	5,047
Office equipment	20,333	21,913
Property and equipment costs	63,371	68,800
Less: accumulated depreciation	(36,248)	(25,826)
Property and equipment, net	$27,123	$42,974

Depreciation expense for the three months ended September 30, 2019 and September 30, 2018 was $5,241 and $4,829, respectively. Depreciation expense for the nine months ended September 30, 2019 and September 30, 2018 was $15,851 and $10,650, respectively.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	September 30, 2019	December 31, 2018	Amortization period (years)
Intangible assets:
Non-compete agreements	$61,766	$61,766	2
510k product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,321,965	1,321,965
Less: accumulated amortization	(94,990)	(33,925)
Intangible assets, net	1,226,975	1,288,040
Goodwill	$2,905,089	$2,905,089	Indefinite

Amortization expense for the three and nine months ended September 30, 2019, was $20,355 and $61,065. There was no amortization expense for the three and nine months ended September 30, 2018.

Note 7. Senior Secured Revolving Credit Facility

On December 29, 2017, the Company became party to the RLOC with Amegy Bank. The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000. The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. The Company’s Chairman of the Board and President personally guarantees fifty percent (50%) of the outstanding RLOC amount.

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

On May 9, 2019, the Company executed the Third Amendment to the RLOC with Amegy Bank (the “Third Amendment”). Pursuant to the Third Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that the Company will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019 and (vi) rescinded the Loan Sweep Feature, requiring the Company to give notice of each requested loan by delivery of Advance Request to Amegy Bank.

The Company was not in compliance with the minimum quarterly EBITDA requirement of $500,000 for the three months ended September 30, 2019 and had requested a waiver for this event of default from Amegy Bank. (See Note 13, Subsequent Events.”)

The outstanding balance of the RLOC was $1,752,501 and $1,477,448 at September 30, 2019 and December 31, 2018, respectively. Interest expense incurred on the RLOC was $28,095 and $19,115 for the three months ended September 30, 2019 and September 30, 2018, respectively, and is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. Interest expense incurred on the RLOC was $68,168 and $81,641 for the nine months ended September 30, 2019 and September 30, 2018, respectively. Accrued interest on the RLOC at September 30, 2019 and December 31, 2018 was $3,261 and $4,350, respectively, and is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets. At September 30, 2019, the effective interest rate was calculated to be 6.42%.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended September 30, 2019 and September 30, 2018, interest expense of $6,805 and $6,805, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2019 and September 30, 2018, interest expense of $20,195 and $20,195, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. As of September 30, 2019, and December 31, 2018, accrued interest was $79,290 and $59,096, respectively, which is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets.

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

The Company’s management estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model. Black-Scholes option pricing is calculated using several variables, including the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company’s management believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. The Company’s management estimates of fair value may not be reflective of actual future values or amounts ultimately realized by recipients of these grants. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award.

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

For the three and nine months ended September 30, 2019, the Board granted 150,000 and 1,350,000  Non-qualified Stock Options (“NQSO”) to the Company’s product advisory board members, certain key employees and marketing representatives. For the three months ended September 30, 2019 and September 30, 2018 the Company recognized a benefit of $11,583 and amortized $259,639 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2019 and September 30, 2018 the Company amortized $487,524 and $485,955 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying unaudited condensed consolidated statement of operations.  The Company will recognize $1,276,256 as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock option activity for the nine months ended September 30, 2019, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2018	3,915,000	$0.78	7.0	$443,000
Granted	1,350,000	0.69	-	-
Exercised	-	-	-	-
Forfeited	(1,210,000)	1.07	-	-
Expired	-	-	-	-
Balance outstanding at September 30, 2019	4,055,000	$0.67	6.6	$222,000
Exercisable at September 30, 2019	1,984,999	$0.50	4.0	$222,000

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 was $0.64.

Restricted Common Stock

For the three and nine months ended September 30, 2019, the Company did not have restricted stock awards (“RSAs”) to amortize. The Company amortized an expense relating to the vesting of RSAs of $52,722 and $210,888 for the three and nine months ended September 30, 2018.

The following table summarizes RSAs activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	4,378,615	$2,060,000	$0.47
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, September 30, 2019	4,378,615	$2,060,000	$0.47

The non-vested RSAs, as of September 30, 2019, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of a Change in Control or listing of the Company’s Common Stock on a national exchange, and (ii) the director’s notification to the Company of such accelerating events, within a specified period (“Triggering Events”). On August 7, 2019, to reflect its original intent, the Company’s board modified certain award agreements to remove the director’s termination of continuous service as a Triggering Event. Thereby all non-vested RSA’s are now structured with uniform vesting conditions.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax benefit are as follows:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Current:
Federal	$-	$-
State	10,589	32,121
	10,589	32,121
Deferred:
Federal	760,993	(537,863)
State	-	-
	760,993	(537,863)
Total income tax expense (benefit)	$771,582	$(505,742)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	September 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryover	$191,319	$216,793
Accounts receivable	366,996	140,272
Compensation	335,173	232,793
Inventory	893,231	383,744
Other	28,129	28,128
Total deferred tax assets	1,814,848	1,001,730

Deferred tax liabilities:
Intangibles	(222,029)	(232,835)
Property and equipment	(4,950)	(7,902)
Total deferred tax liabilities	(226,979)	(240,737)

Deferred tax assets, net	1,587,869	760,993

Valuation allowance:
Beginning of year	-	-
(Increase) decrease during year	(1,587,869)	-
Ending balance	(1,587,869)	-

Net deferred tax asset	$-	$760,993

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance in 2019 due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established during the nine months ended September 30, 2019 was $1,587,869.

At September 30, 2019, the Company estimates it has approximately $911,042 of net operating loss carryforwards, of which $713,036 will expire from 2019 to 2037. The remaining $198,006 of net operating carryforwards is subject to the limitations of the Tax Cuts and Jobs Act of 2018. The Company’s management believes its tax positions are more likely than not of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax positions. As of September 30, 2019, tax years 2016 through 2018 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Deferred tax asset valuation allowance	-40.2%	0.0%
State and local income taxes, net of federal benefit	-0.2%	-1.0%
Permanent differences	-0.2%	-0.4%
Other	0.0%	0.0%
	-19.6%	19.6%

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the nine months ended September 30, 2019 and September 30, 2018, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Customer 1	9.77%	18.20%
Totals	9.77%	18.20%

At September 30, 2019 and December 31, 2018, the following significant customers had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	September 30, 2019	December 31, 2018
Customer 1 - related party	11.12%	6.71%
Customer 2	5.12%	15.03%
Totals	16.24%	21.74%

For the nine months ended September 30, 2019 and September 30, 2018, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Supplier 1	21.90%	11.40%
Supplier 2 - related party	10.30%	0.50%
Totals	32.20%	11.90%

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2019 and September 30, 2018, the Company paid approximately $126,000 and $126,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of September 30, 2019, AmBio operations support approximately 59 full time equivalents (“FTE”). Of those 59 FTEs, 42 FTEs directly support the Company, 10 FTEs support the operations of other companies, and 7 FTEs are shared between the Company and other companies.

As of September 30, 2019 and December 31, 2018, the Company owed amounts to AmBio of approximately zero and $180,000, respectively, which are reflected in accounts payable on the Company’s unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2019 and September 30, 2018, approximately $154,000 and $152,000 of administrative fees were paid to AmBio, respectively, and are reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2019 and September 30, 2018, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $751,000 and $1,692,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•

purchased approximately zero and $650,000, respectively, of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories, net of allowance in the Company’s accompanying unaudited condensed consolidating balance sheets; and

•

incurred approximately $1,457,000 and $1,584,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2019, and December 31, 2018, the Company had outstanding balances due from MedUSA of approximately $614,000 and $389,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.48, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of September 30, 2019 MedUSA has a past due balance of approximately $601,000.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2019 and September 30, 2018, the Company:

•

purchased approximately $25,000 and $545,000, respectively, in Orthopedic Implants and medical instruments, and Biologics from Overlord, which are reflected within inventories, net of allowance on the Company’s accompanying unaudited condensed consolidated balance sheets; and

•

incurred approximately $90,000 and $590,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2019, and December 31, 2018, the Company had outstanding balances owed to Overlord of approximately zero and $2,000, respectively. These amounts are reflected in accounts payable in the Company’s accompanying unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NBMJ, Inc. d/b/a Incare Technology

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2019 and September 30, 2018, the Company sold Biologics products to NBMJ in the amounts of approximately $412,000, and $197,000, respectively, which are reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2019, and December 31, 2018 the Company had outstanding balances due from NBMJ of approximately $275,000 and $155,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.52, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of September 30, 2019 NBMJ has a past due balance of approximately $258,000.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2019 and September 30, 2018, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $106,000 and $558,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•

incurred approximately $16,000 and zero, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2019, and December 31, 2018, the Company had outstanding balances due from Bass of approximately $5,000 and $179,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.56, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2019 and September 30, 2018, the Company incurred approximately $269,000 and $581,000, respectively, in commission costs to Sintu, which is reflected in commissions on the Company’s accompanying unaudited condensed consolidated statements of operations.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2019 and September 30, 2018, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $189,000 and $109,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2019, and December 31, 2018, the Company had outstanding balances due from Tiger of approximately $32,000 and $5,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.57, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of September 30, 2019 Tiger has a past due balance of approximately $5,000.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2019 and September 30, 2018, the Company purchased approximately $624,000 and $46,000, respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance on the Company’s accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2019, and December 31, 2018, the Company had outstanding balances owed to Modal of approximately $142,000 and zero, respectively. These amounts are reflected in accounts payable in the Company’s accompanying unaudited condensed consolidated balance sheets.

As filed with the 2018 Annual Report on March 21, 2019 as Exhibit 10.64, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of September 30, 2019 the Company owes a past due balance of approximately $95,000.

Recon Orthopedics, LLC

Recon Orthopedics, LLC (“Recon”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2018, the Company incurred commissions costs of approximately $209,000, which are reflected in commissions expense on the Company’s accompanying condensed consolidated statements of operations. The Company had no such commission costs for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019 and 2018, the Company earned approximately zero and $4,000, respectively, pursuant to the Company’s shared services agreement which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying condensed consolidated statements of operations.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 14, 2019.

On November 13, 2019, the Company’s management obtained a waiver from Amegy Bank with respect to the event of default for the three months ended September 30, 2019. The Company’s management expects to execute a Fourth Amendment to the RLOC with Amegy Bank during the fourth quarter of 2019. (See Note 7, “Senior Secured Revolving Credit Facility.”)

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (our “Financial Statements”), the audited consolidated financial statements on our Company and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s 2018 Annual Report.

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

Highlights of Third Quarter 2019

We are currently the master distributor of a next generation total-knee joint replacement product line (the “Sterizo Total-Knee Replacement System”) manufactured in the U.S. by Modal. We continue to expand our customer base of the Sterizo Total-Knee Replacement System by increasing new hospital and surgeon acceptance. During the third quarter of 2019, 13 hospitals and 10 surgeons were approved and utilizing our Sterizo Total-Knee Replacement System. For the three and nine months ended September 30, 2019, we generated approximately $270,000 and $820,000, respectively, in revenues for the Sterizo Total-Knee Replacement System.

During the third quarter, we also launched our new Fuse suture anchors for our sports medicine product line, the Galen Medial and Galen XT Suture Anchors, the Kopis Knotless Anchor, and the Vida Interference Screws (“Fuse Suture Anchors”). The Fuse Suture Anchors are manufactured in the United States from PEEK and Titanium materials and are intended for use in the fixation of ligament, tendon, bone, or soft tissue to bone in knee, shoulder, foot/ankle, elbow, and hand/wrist procedures.

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

We believe our revenues for the third quarter of 2019 were consistent with our historical seasonality trends.

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

In the quarter ended September 30, 2019, our average revenue per Retail Case increased by approximately fifteen percent (15%), primarily driven by an increase in Cases where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation with respect to the necessitated medical goods and services. We believe revenue derived from LOP related Cases commands higher price points as the LOP provides the medical providers with greater certainty of full payment. Our average revenue per Wholesale Case decreased by approximately fourteen percent (14%) compared to the quarter ended September 30, 2018, which is primarily driven by our strategy to concentrate on volume of Retail Cases over Wholesale Cases and by variation in Wholesale customer concentration.

During the nine months ended September 30, 2019, our average revenue per Retail Case was flat and our average revenue per Wholesale Case decreased by approximately sixteen percent (16%) compared to the nine months ended September 30, 2018.

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

To mitigate pricing pressure, we employ strategies to maximize revenue per Case.

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

	For the Three Months Ended
	September 30, 2019	(% Rev)	September 30, 2018	(% Rev)
Net revenues	$5,716,344	100%	$6,784,304	100%
Cost of revenues	4,787,939	84%	3,047,373	45%
Gross profit	928,405	16%	3,736,931	55%
Operating expenses:
Selling, general, administrative and other	2,263,964	40%	1,932,991	28%
Commissions	1,741,770	30%	1,405,024	21%
Depreciation and amortization	25,596	0%	4,829	0%
Total operating expenses	4,031,330	71%	3,342,844	49%
Operating (loss) income	(3,102,925)	-54%	394,087	6%
Other expense
Interest expense	(34,900)	-1%	(25,920)	0%
Total other income (expense)	(34,900)	-1%	(25,920)	0%
Operating income (loss) before tax	(3,137,825)	-55%	368,167	5%
Income tax expense	926,517	16%	90,985	1%
Net income (loss)	$(4,064,342)	-71%	$277,182	4%

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

Net Revenues

For the three months ended September 30, 2019, net revenues were $5,716,344 compared to $6,784,304 for the three months ended September 30, 2018, which is a decrease of $1,067,960 or approximately sixteen percent (16%).

For the three months ended September 30, 2019, Retail Cases decreased by sixteen percent (16%) compared to the three months ended September 30, 2018. Accordingly, revenues from Retail Cases for the three months ended September 30, 2019, decreased by three percent (3%) compared to revenues from Retail Cases for the three months ended September 30, 2018. We believe this three percent (3%) decrease in revenues from Retail Cases is primarily driven by a reduction in Retail Case volume, and to a letter extent, pricing pressure.

Our Wholesale Cases declined by thirty-one percent (31%) for the three months ended September 30, 2019, compared to Wholesale Cases during the three months ended September 30, 2018. Accordingly, revenues from Wholesale Cases for the three months ended September 30, 2019, declined by fifty-seven percent (57%) compared to revenues from Wholesale Cases for the period ended September 30, 2018.

To increase revenues, we believe we will need to focus on increasing volume of Cases sold. For the last quarter of 2019, we will seek to increase our volume of Retail Case Sales to our existing retail customer base and add new retail customers to increase revenues and gross profits.

Cost of Revenues

For the three months ended September 30, 2019, our cost of revenues was $4,787,939, compared to $3,047,373 for the three months ended September 30, 2018, representing an increase of $1,740,566, or approximately fifty-seven percent (57%).

As a percentage of revenues, cost of revenues increased thirty-nine (39) percentage points to approximately eighty-four percent (84%) for the three months ended September 30, 2019, compared to approximately forty-five percent (45%) for the three months ended September 30, 2018. The increase as a percentage of net revenues resulted from (a) an approximate three (3) percentage-point reduction in cost of products sold, (b) an approximate six (6) percentage-point reduction in medical instrument expense, offset by, (c) an approximately forty-eight (48) percentage-point increase in slow moving and obsolete inventory. For the three months ended September 30, 2019, we increased our estimate of the slow moving and obsolete inventory reserve by approximately $2.4 million primarily due to excess inventory relating to our former knee and hip supplier in which the contract terminated during the three (3) months ended March 2018 as well as other discontinued product-lines of active suppliers.

Gross Profit

For the three months ended September 30, 2019, we generated a gross profit of $928,405, compared to $3,736,931 for the three months ended September 30, 2018, representing a decrease of $2,808,526, or approximately seventy-five percent (75%).

As a percentage of net revenue, gross profit decreased by approximately thirty-nine (39) percentage points to sixteen percent (16%) for the three months ended September 30, 2019, compared to fifty-five percent (55%) for the three months ended September 30, 2018. This decrease in gross profit as a percentage of revenues was primarily caused by the increase in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended September 30, 2019, selling, general, administrative, and other expenses increased to $2,263,964 from $1,932,991 for the three months ended September 30, 2018, representing an increase of $330,973, or approximately seventeen percent (17%).

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately forty percent (40%) and twenty-eight percent (28%) for the three months ended September 30, 2019 and September 30, 2018, respectively. As a percentage of net revenue, the increase of approximately twelve (12) percentage points primarily resulted from (a) an approximate five (5) percentage-point decrease in stock-based compensation, offset, in part by, (b) an approximate twelve (12) percentage-point increase in bad debt expense, (c) an approximate two (2) percentage-point increase in leased staffing costs, (d) an approximate two (2) percentage—point increase in travel and expense reimbursement costs, and (e) an approximate one (1) percentage-point increase in professional fees. Reflected in the professional fees and stock-based compensation is approximately $232,000 in payments to members of our scientific advisory boards, of which approximately $263,000 is in the form of cash expense and approximately $31,000 is non-cash stock-based compensation benefit. The approximate $670,000 increase in bad debt expense for the three months ended September 30, 2019 compared to September 30, 2018 is primarily the result of approximately $320,000 and $110,000 of past-due wholesale and retail accounts, respectively.  Further, for the three months ended September 30, 2018 approximately $240,000 of accounts receivable were recovered that were previously reserved as uncollectible.

Commissions

For the three months ended September 30, 2019 and September 30, 2018, commissions expense was $1,741,770 and $1,405,024, respectively, representing an increase of $336,746, or approximately twenty-four percent (24%).

As a percentage of net revenues, commissions expenses accounted for approximately thirty percent (30%) for the three months ended September 30, 2019, and twenty-one percent (21%) for the three months ended September 30, 2018. This nine (9) percentage-point increase primarily resulted from (a)(i) the approximate twenty-one (21) percentage point increase in revenues eligible for commissions, and (ii) an approximate ten (10) percentage point increase in average commission rates, offset, in part by (b)(i) an approximate twenty-two (22) percentage point reduction in 3rd party contracted salesforce receiving commissions.

Depreciation and amortization

For the three months ended September 30, 2019, our depreciation expense increased to $25,596 from $4,829 for the three months ended September 30, 2018, representing an increase of $20,767. This increase is primarily the result of approximately $20,355 in amortization of intangible assets, such as noncompete agreements and customer relationships, acquired pursuant to our acquisition of Maxim Surgical effective August 1, 2018, and an approximately $412 investment to upgrade our supply-chain inventory management system and new office workstations.

Interest

For the three months ended September 30, 2019, interest expense increased to $34,900 from $25,920 for the three months ended September 30, 2018, which is an increase of $8,980, or approximately thirty-five percent (35%). The increase is primarily due to an approximate $1,961 increase in interest related to borrowings on our RLOC with Amegy Bank, and an approximate $7,019 increase in interest costs caused by an increase in the LIBOR market interest rates and a one percent (1%) increase in cost of borrowings on the RLOC pursuant to the Second Amendment of the RLOC executed on November 19, 2018, and disclosed on our Current Report on Form 8-K filed with the SEC on November 21, 2018.

Income tax

For the three months ended September 30, 2019 we recorded an income tax expense of approximately $926,517. For the three months ended September 30, 2019 we established a valuation allowance for 100% of our deferred tax assets. For the three months ended September 30, 2018 we recorded an income tax expense of approximately, $90,985. For additional information, please see Note 10, “Income Taxes,” on our accompanying Financial Statements, beginning on page F-1.

Net Income

For the three months ended September 30, 2019, we had a net loss of $4,064,342 compared to a net income of $277,182 for the three months ended September 30, 2018, representing a decrease in net income of $4,341,524.

As a percentage of revenue, net loss represented approximately seventy-one percent (71%) and net income represented approximately four percent (4%) for the three months ended September 30, 2019 and September 30, 2018, respectively.

The approximate seventy-five (75) percentage point increase in net loss as a percentage of revenue is primarily attributable to (a)(i) an increase of approximately fifteen (15) percentage points in our income tax expense, (ii) a decrease of approximately thirty-nine (39) percentage-points in gross profit, (iii) an increase of approximately ten (10) percentage points in commissions expense, and (iv) an increase in selling, general, administrative, and other expenses of approximately eleven (11) percentage points.

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Nine Months Ended
	September 30, 2019	(% Rev)	September 30, 2018	(% Rev)
Net revenues	$15,562,928	100%	$18,506,810	100%
Cost of revenues	8,987,196	58%	9,941,271	54%
Gross profit	6,575,732	42%	8,565,539	46%
Operating expenses:
Selling, general, administrative and other	6,604,066	42%	6,432,798	35%
Commissions	3,752,295	24%	4,599,080	25%
Depreciation and amortization	76,916	0%	10,650	0%
Total operating expenses	10,433,277	67%	11,042,528	60%
Operating loss	(3,857,545)	-25%	(2,476,989)	-13%
Other expense
Interest expense	(88,362)	-1%	(101,835)	-1%
Total other income (expense)	(88,362)	-1%	(101,835)	-1%
Operating loss before tax	(3,945,907)	-25%	(2,578,824)	-14%
Income tax expense (benefit)	771,582	5%	(505,742)	-3%
Net loss	$(4,717,489)	-30%	$(2,073,082)	-11%

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Net Revenues

For the nine months ended September 30, 2019, net revenues were $15,562,928 compared to $18,506,810 for the nine months ended September 30, 2018, a decrease of $2,943,882 or approximately sixteen percent (16%).

For the nine months ended September 30, 2019, Retail Cases decreased by eleven percent (11%) compared to the nine months ended September 30, 2018. Accordingly, revenues from Retail Cases for the nine months ended September 30, 2019, decreased by nine percent (9%) compared to revenues from Retail Cases for the nine months ended September 30, 2018. We believe this nine percent (9%) decrease in revenues from Retail Cases is primarily driven by a reduction in Retail Case volume.

Our Wholesale Cases declined by twenty-two percent (22%) for the nine months ended September 30, 2019, compared to Wholesale Cases during the nine months ended September 30, 2018. Accordingly, revenues from Wholesale Cases for the nine months ended September 30, 2019, declined by thirty-five percent (35%) compared to revenues from Wholesale Cases for the period ended September 30, 2018, which is primarily driven by our strategy to concentrate on volume of Retail Cases over Wholesale Cases.

Cost of Revenues

For the nine months ended September 30, 2019, our cost of revenues was $8,987,196, compared to $9,941,271 for the nine months ended September 30, 2018, representing a decrease of $954,075, or approximately ten percent (10%).

As a percentage of revenues, cost of revenues increased four (4) percentage points to approximately fifty-eight percent (58%) for the nine months ended September 30, 2019, compared to approximately fifty-four percent (54%) for the nine months ended September 30, 2018. The increase as a percentage of net revenues resulted from (a) an approximate three (3) percentage-point reduction in cost of products sold, (b) an approximate six (6) percentage-point reduction in medical instrument expense, offset, in part, by (c) an approximate thirteen (13) percentage-point increase in slow moving and obsolete inventory. During the nine months ended September 30, 2019, we increased our estimate of the slow moving and obsolete inventory reserve by approximately $2.7 million primarily due excess inventory relating to our former knee and hip supplier in which the contract terminated during the three (3) months ended March 2018 as well as other discontinued product-lines of active suppliers.

Gross Profit

For the nine months ended September 30, 2019, we generated a gross profit of $6,575,732, compared to $8,565,539 for the nine months ended September 30, 2018, representing a decrease of $1,989,807, or approximately twenty-three percent (23%).

As a percentage of net revenue, gross profit decreased by approximately four (4) percentage points to forty-two percent (42%) for the nine months ended September 30, 2019, compared to forty-six percent (46%) for the nine months ended September 30, 2018. This decrease in gross profit as a percentage of revenues was primarily caused by the increase in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the nine months ended September 30, 2019, selling, general, administrative, and other expenses increased to $6,604,066 from $6,432,798 for the nine months ended September 30, 2018, representing an increase of $171,268 or approximately three percent (3%).

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately forty-two percent (42%) and thirty-five percent (35%) for the nine months ended September 30, 2019 and September 30, 2018, respectively. As a percentage of net revenue, the increase of approximately seven (7) percentage points primarily resulted from (a) an approximate four (4) percentage-point increase in bad debt expense, (b) an approximate two (2) percentage-point increase in leased staffing costs primarily for operations and sales representatives, (c) an approximate one (1) percentage-point increase in professional fees, (d) an approximate one (1) percentage-point increase in travel and expense reimbursement costs, offset, in part by, (e) an approximate one (1) percentage-point decrease in stock-based compensation. Reflected in the professional fees and stock-based compensation increase is approximately $1,218,000 in payments to members of our scientific advisory boards, of which approximately $800,000 is in the form of cash expense and approximately $418,000 is non-cash stock-based compensation. The approximate $613,000 increase in bad debt expense for the nine months ended September 30, 2019 compared to September 30, 2018 is primarily the result of approximately $622,000 and $161,000 of past-due wholesale and retail accounts, respectively. Further, for the nine months ended September 30, 2018 approximately $170,000 of accounts receivable were recorded as uncollectable.

Commissions

For the nine months ended September 30, 2019 and September 30, 2018, commissions expense was $3,752,295 and $4,599,080, respectively, representing a decrease of $846,785, or approximately eighteen percent (18%).

As a percentage of net revenues, commissions expenses accounted for approximately twenty-four percent (24%) for the nine months ended September 30, 2019, and twenty-five percent (25%) for the nine months ended September 30, 2018. This one (1) percentage-point decrease primarily resulted from (a)(i) the approximate thirteen (13) percentage point increase in revenues eligible for commissions, offset, in part by (b)(i) an approximate one (1) percentage point decline in average commission rates, and (ii) an approximate eleven (11) percentage point reduction in 3rd party contracted salesforce receiving commissions.

Depreciation and amortization

For the nine months ended September 30, 2019, our depreciation expense increased to $76,916 from $10,650 for the nine months ended September 30, 2018, representing an increase of $66,266. This increase is primarily the result of approximately $61,065 in amortization of intangible assets, such as noncompete agreements and customer relationships, acquired pursuant to our acquisition of Maxim Surgical effective August 1, 2018, and an approximately $5,201 investment to upgrade our supply-chain inventory management system and new office workstations.

Interest

For the nine months ended September 30, 2019, interest expense declined to $88,362 from $101,835 for the nine months ended September 30, 2018, which is a reduction of $13,473, or approximately thirteen percent (13%). The decline is primarily due to an approximate $21,803 reduction in interest related to borrowings on our RLOC with Amegy Bank, offset, in part, by an approximately $8,330 increase in interest costs caused by an increase in the LIBOR market interest rates and a one percent (1%) increase in cost of borrowings on the RLOC pursuant to the Second Amendment of the RLOC executed on November 19, 2018, and disclosed on our Current Report on Form 8-K filed with the SEC on November 21, 2018.

Income tax

For the nine months ended September 30, 2019, we recorded an income tax expense of approximately $771,582. For the nine months ended September 30, 2019 we established a valuation allowance for 100% of our deferred tax assets. For the nine months ended September 30, 2018, we recorded an income tax benefit of $505,742, due to pretax loss. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the nine months ended September 30, 2019, we had a net loss of $4,717,489 compared to a net loss $2,073,082 for the nine months ended September 30, 2018, respectively, representing an increase in net loss of $2,644,407, or approximately one-hundred twenty-eight percent (128%).

As a percentage of revenue, net loss represented approximately thirty percent (30%) and eleven percent (11%) for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The approximate nineteen (19) percentage point increase in net loss as a percentage of revenue is primarily attributable to (a)(i) an increase of approximately eight (8) percentage points in our income tax expense, (ii) a decrease of approximately four (4) percentage-points related to gross profit, and (iii) an increase in selling, general, administrative, and other expenses of approximately eight (8) percentage points offset, in part, by (b)(i) a decrease of approximately one (1) percentage point in commissions expense.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(88,097)	$2,938,508
Net cash used in investing activities	-	(99,081)
Net cash provided by (used in) financing activities	275,053	(3,049,262)
Net increase (decrease) in cash and cash equivalents	$186,956	$(209,835)

Net Cash (Used in) Provided by Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $88,097 compared to net cash provided by operating activities of $2,938,508 for the nine months ended September 30, 2018, representing a decrease of $3,026,605.

For the nine months ended September 30, 2019, our net cash used in operating activities resulted primarily from: (a)(i) a $612,769 increase in accounts receivable, and (ii) a $186,823 reduction in accounts payable, net, offset, in part, by (b)(i) $392,193 of net income adjusted for non-cash items, (ii) a $181,656 decrease in inventories, (iii) a $125,458 increase in accrued liabilities, and (iv) a $12,188 decrease in prepaid expenses.

For the nine months ended September 30, 2018, our net cash provided by operating activities resulted primarily from; (a)(i) a $ 2,598,303 reduction in accounts receivable, net, (ii) a $1,201,714 reduction in inventories, net, (iii) a $568,280 increase in accrued expenses, and (iv) a $10,396 reduction in prepaid expenses; offset, in part, by (b)(i) a $999,645 of net loss adjusted for non-cash items, and (ii) a $440,540 reduction in accounts payable.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2019, there was no net cash used in investing activities.

For the nine months ended September 30, 2018, our net cash used in investing activities was $99,081, which resulted from; (i) a $63,097 for Maxim Acquisition, net of cash acquired and (ii) $35,984 purchase of fixed assets.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $275,053, compared to $3,049,262 net cash used in financing activities for the nine months ended September 30, 2018.

The $275,053 in net cash provided by financing activities for the nine months ended September 30, 2019 resulted from borrowings on our RLOC.

The $3,049,262 in net cash used in financing activities for the nine months ended September 30, 2018 resulted from (a) the $2,651,799 of net payments on our RLOC and (b) a $397,463 purchase price adjustment – CPM acquisition.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of September 30, 2019, our current assets exceeded our current liabilities by $6,659,061 (our “Working Capital”), which includes $1,031,270 in cash and cash equivalents. Our cash from operations support the funding of our payments for commissions, payroll and human capital, and professional fees.

On December 29, 2017, we became party to a RLOC with Amegy Bank. The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000. The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of our assets. Our Chairman of the Board and President personally guarantees fifty percent (50%) of the outstanding RLOC amount.

On November 19, 2018, we executed the Second Amendment to the RLOC with Amegy Bank (the “Second Amendment”). The Second Amendment (i) waived our events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that we will not permit: the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; EBITDA to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

On May 9, 2019, we executed the Third Amendment to the RLOC with Amegy Bank (the “Third Amendment”). Pursuant to the Third Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that we will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019 and (vi) rescinded the Loan Sweep Feature, requiring us to give notice of each requested loan by delivery of Advance Request to Amegy Bank.

We were not in compliance with the minimum quarterly EBITDA requirement of $500,000 for the three months ended September 30, 2019. On November 13, 2019, we obtained a waiver from Amegy Bank with respect to the event of default for the three months ended September 30, 2019. Our management expects to execute a Fourth Amendment to the RLOC with Amegy Bank during the fourth quarter of 2019. (See Note 7, “Senior Secured Revolving Credit Facility” and Note 13, Subsequent Events” on our accompanying Financial Statements, beginning on page F-1.)

We rely on the RLOC for capital expenditures and other day-to-day Working Capital needs. As of November 1, 2019, we had approximately $1,098,000 in available cash. Borrowings on our RLOC are repaid from cash generated from our operations. Mr. Brooks continues to personally guarantee fifty percent (50%) of the outstanding RLOC amount.

Our strategic growth plan provides for capital investment to upgrade our financial systems, support our infrastructure, and elevate the skills of our support staff. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $150,000 and anticipate the investment to occur in the last quarter of calendar year 2019.

Our projections for calendar years 2019, 2020, and 2021 include expansion opportunities based on carefully evaluated expected return on investments. We expect to replace the AmBio Contract (See Note 12, “Related Party Transactions – AmBio Contract” on our accompanying Financial Statements, beginning on page F-1) through a competitive request for proposal process during the 2020. We believe this will support our efforts to reduce human capital and related costs, while enhancing benefit offerings and coverage for our associates.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as if we will continue as a going concern. Through September 30, 2019, we have accumulated losses of $3,965,696 and stockholders’ deficits of $2,763,281.

Our ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon our (i) successful execution of key rebranding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sale of existing products, with strategic emphasis on selling more Retail Cases and increasing the percentage of Retail Cases sold as a percentage of all our Cases sold, and (iv) continued cost reductions. Additionally, we will need to execute a forbearance agreement with respect to the event of default under the RLOC with Amegy Bank, refinance the RLOC facility with a new credit facility on commercially reasonable terms, or obtain equity financing.

Our management expects to fund our future business development activities and our working capital needs largely from available cash, improved future operations, and other traditional financing sources, such as a revolving line of credit facility, term notes, or private placements, until such time sufficient funds are provided by operations. There can be no assurance that our financing efforts will be successful, or if our management will be able to achieve sufficient revenue and profitability growth from operations. If we fail to cure the current event of default under the RLOC or another event of default occurs under the RLOC, we could be prohibited from borrowing for its working capital needs. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially reasonable terms, or at all. If we cannot borrow under the RLOC, we would need to seek additional financing, if available, or curtail our operations. Additional financing may include restrictions on our operations, or, with equity financing, may result in our stockholders’ ownership being diluted.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Resources

Credit Facility

The information set forth in “Part I – Item 1. Note 7, Senior Secured Revolving Credit Facility” of this Form 10-Q regarding our RLOC is incorporated herein by reference.

Capital Expenditures

For the nine months ended September 30, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2019, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

10.1*	Waiver Agreement dated November 13, 2019, by and between Zions Bancorporation, N.A. dba Amegy Bank and Fuse Medical, Inc. and CPM Medical Consultants, LLC.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.
Date: November 14, 2019	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)