Form 10-K
period 2019-12-31
Fuse Medical, Inc.
filed 2020-03-30
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,734,944.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 12, 2020, 73,124,458 shares of the registrant’s Common Stock were outstanding.

In this Annual Report on Form 10-K (“Annual Report”), the terms “we,” “us,” “our” and “Fuse” mean Fuse Medical, Inc. and our subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and in particular, the descriptions of our “Business” set forth in “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, the (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, the (“Exchange Act”), including statements regarding:

•	the plans and objectives of management for future operations;
•	a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items;
•

our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”);

•	our ability to meet the financial covenants under our credit facility;
•	our ability to maintain profitability and the need to raise additional funding;
•	our beliefs regarding potential clinical and other health benefits of our medical products; and
•	the assumptions underlying or relating to any statement described above.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks, uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: (i) our inability to obtain adequate financing; (ii) the duration of, and government response to, the COVID-19 pandemic; (iii) the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity; (iv) our inability to expand our business; (v) significant government regulation of our business and the healthcare industry; (vi) lack of product diversification; (vii) existing or increased competition; (viii) results of arbitration and litigation; (ix) stock volatility and illiquidity; and (x) our failure to implement our business plans or strategies. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appear in “Item 1A, Risk Factors” (“Risk Factors”) and elsewhere in this 2019 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the Risk Factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information, future events or circumstances, or otherwise.

Readers should read this Annual Report in conjunction with (i) the discussion under the caption Risk Factors, (ii) our audited consolidated financial statements as of December 31, 2019, and 2018, and the related notes therein included in this Annual Report, beginning on page F-1 (“Financial Statements”), and (iii) other documents which we may file from time to time with the SEC.

Explanatory Note

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Accordingly, this Annual Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K, promulgated under the Exchange Act.

PART I

ITEM 1. BUSINESS.

Overview

We are a manufacturer and national distributor of medical devices. We provide a broad portfolio of orthopedic implants including:

•	Foot and Ankle: internal and external fixation products;
•	Orthopedics: upper and lower extremity plating and total joint reconstruction implants;
•	Sports Medicine: soft tissue fixation and augmentation for sports medicine procedures;
•	Spine: full spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, we refer to these bulleted products as “Orthopedic Implants”).

We also provide a wide array of osteo-biologics, regenerative tissues and amniotic tissue, which include human allografts, substitute bone materials, and tendons and regenerative tissues and fluids, which we refer to as (“Biologics”).

All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are an FDA-registered medical device specification developer and repackager/relabeler, and manufacturer of record, (a “Manufacturer”). We are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices.

Products

We believe our broad portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and cost-effective solutions for our customers.

Currently Marketed Products – Orthopedic Implants

•

Foot and Ankle - We offer comprehensive product offerings of internal and external fixation for forefoot, midfoot and hindfoot reconstruction. Our solutions include CPM Cannulated Headed and Headless Screws, CPM Snap Off Screws, FuseFix HammerToe and our Fuse TyWedge System.

•

Orthopedics - We offer joint reconstruction systems for upper and lower extremities, which include the Sterizo Total Knee and Total Hip Replacement Systems, as well as the Arrow total and reverse total shoulder system.

•	Sports Medicine - We offer our line of Fuse Suture Anchors and Interference Screws as well as multiple products for soft tissue fixation augmentation, including ACL and Rotator Cuff Repair (RCR).
•

Spine - We offer a full line of spinal products for cervical and thoracolumbar fusion, including our Fuse Pedicle Screw system for open and MIS procedures, our Maxim X-Treme PEEK Cervical Interbodies and CPM PEEK Titanium Coated Cervical and Lumbar Interbodies.

Currently Marketed Products – Biologics

•	Osteobiologics - We offer an extensive product portfolio of allograft products for all categories for fracture management and fusion indications.
•	Regenerative - We offer amniotic membrane and fluids for use in conjunction with surgical procedures.
•	Autologous - We offer concentration systems for Platelet Rich Plasma (PRP) systems and Bone Marrow Aspirate Concentrate (BMAC).

Customers and Product Distribution Channels

Retail. Under our retail distribution model, (“Retail Model”), we sell directly to our end customers, which consist of hospitals and medical facilities, utilizing (i) our full-time sales representatives whom we employ or engage as independent contractors and (ii) independent sales representatives who work on a non-exclusive basis. In both instances, we pay the sales representative a commission with respect to sales made by the representative. We refer to sales through our Retail Model as Retail Cases (which are herein referred to as “Retail Cases”). For the years ended December 31, 2019 and 2018, our Retail Cases generated, in aggregate, approximately 83% and 77%, respectively, of our revenues..

Wholesale. Under our wholesale distribution model, (“Wholesale Model”), we sell our products directly to independent distributors rather than to hospitals and medical facilities who are the ultimate end customer. We do not pay or receive commissions from any sales by the independent distributor to the end customer. We refer to our sales through our Wholesale Model as Wholesale Cases, (which are herein referred to as “Wholesale Cases”). For the years ended December 31, 2019 and 2018, our Wholesale Cases generated, in aggregate, approximately 17% and 23%, respectively, of our revenues.

For the year ended December 31, 2019, our largest customer, a hospital, represented approximately 9.9% of our consolidated net revenues. We continue to develop and expand our customer portfolio through building relationships with key medical professionals in the expanding geographic areas we serve. We provide on-going product training and support to our sales representatives, independent contractors and independent distributors along with product manufacturer marketing materials to ensure customer satisfaction with the products we offer. We believe focusing on these key areas is essential to growing our customer base and revenues.

Manufacture and Supply

We rely on third-party suppliers for the manufacturing of all our products. Outsourcing product manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our products. We select our suppliers to ensure that all of our products are safe, effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA, and International Organization for Standardizations, (“ISO”), and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

Our suppliers consist of:

Manufacturers. We purchase product directly from the manufacturer on a wholesale basis and serve as a stocking distributor for the manufacturer with respect to the product. We then sell the product utilizing our Retail and Wholesale Models and determine the sales price to the end customer.

Our primary supplier of Biologics is Vivex Biomedical, Inc. a biomedical company focused on cellular therapies that treat orthopedic, spine, wound, and soft tissue indications. With respect to Orthopedic Implants, our significant suppliers are OrthoSolutions Group Ltd., Inc. for lower extremities, FH Orthopedics, Inc. for shoulder replacement systems, and Precision Spine for medical devices used in spine surgeries.

Private label manufacturers. We purchase product directly from the manufacturer on an exclusive basis. We then sell the products under one of our own proprietary brands utilizing our Retail Model or our Wholesale Model. With respect to private label products, the manufacturer owns the applicable FDA clearance of a premarket notification requesting permission for commercial distribution under Section 510(k) of the FDCA (“510(k)”).

We contract with Tyber Medical, LLC and Maruho Medical, two manufacturers of Orthopedic Implants, to develop and expand our private label initiatives, including our foot and ankle, and spine and sports medicine products. During 2019, we expanded our private label products through key relationships and suppliers. Our private label portfolio consists of:

•	our amniotic membrane product line, which includes AmBioChoice and AmBioChoice Plus;
•

our internal fixation product line for foot and ankle procedures, which includes CPM Headed and Headless Cannulated Screws, CPM Snap Off Screws, the FuseFix Hammertoe implant, and Fuse TyWedge System for Evans & Cotton procedures;

•	our Cervical ACIF, and Lumbar PLIF/TLIF interbody spacer product line that features titanium-coated surfaces to promote osseointegration during spinal fusion surgeries; and
•	our Fuse Suture Anchor product line for sports medicine procedures, which includes Galen, Kopis and Vida suture anchors delivery system for soft tissue fixation (“Fuse Suture Anchors”).

Beginning in 2019, we began distributing the Sterizo Total Knee Replacement System (“Sterizo Total Knee System”) on a private label basis.  During 2019, we secured a master distributorship with Modal Manufacturing, LLC (“Modal”), providing us exclusive distribution rights in the United States for Modal’s total knee and total hip replacement system. We launched the Sterizo Total Knee System in the first half of 2019 and successfully grew distribution by gaining acceptance into 20 hospitals and use by 15 surgeons. We are also evaluating the opportunity to license certain manufacturers’ technology for our own branding opportunities that would allow us the right to expand our branded product portfolio offerings.

Contract manufacturers. For products for which we are the manufacturer of record on the applicable 510(k), we outsource our manufacturing and machining needs to contract manufacturers. Our approved contract manufacturers machine and produce our products to our specifications. All finished products go through quality and final inspection at our facility. We then sell the products under one of our own proprietary brands utilizing our Retail and Wholesale Models.  Our FDA cleared products for which we are the manufacturer of record are:

•	Maxim X-Treme PEEK Cervical Interbody System
•	Fuse Pedicle Screw System (to be launched in 2020)

Product Development

To further our business objectives, we use our knowledge of the healthcare industry and leverage our relationships with key suppliers, manufacturers, facility materials management, and distribution channels. In 2019, we continued to utilize our Scientific Advisory Boards, (“SABs”), to assist with our product development and design input. Members of our SABs include the heads of teaching hospitals and universities, clinical residency programs, and clinical fellowship programs at some of the most respected institutions in the United States. Our SABs have provided valuable insight for both our products coming to market as well as the design and development of new products in our pipeline. We continuously review our product lines, both internally and with our SABs, proactively evaluating product trends to ensure we offer a comprehensive, high-quality, and cost-effective selection of Orthopedic Implants. We believe these efforts will enable us to become leaders in our industry and to expand our existing customer base.

Sales and Marketing

We pride ourselves on developing collaborative supplier relationships resulting in a strong and diverse supplier network. Currently we maintain distribution agreements with approximately 56 different suppliers, with our top five suppliers representing approximately 47% of our consolidated cost of revenue and our top ten suppliers representing approximately 69% of our consolidated cost of revenues.

Public Recognition

Our strategic acquisitions of CPM Medical Consultants, LLC (“CPM”) and Palms Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”) significantly expanded our product lines, operations, and competitive reach. For the second year in a row, Fuse was named and ranked on Deloitte’s 2019 Technology Fast 500TM, an annual ranking of the fastest growing North American companies in the technology, media, telecommunications, life sciences and energy technology sectors. We were also named and ranked for the second year in a row one as of the top 150 largest public company by revenue in the Dallas-Fort Worth metropolitan area, by the Dallas Morning News in May 2019.

Competition

As a manufacturer, distributor, and wholesaler of medical devices, we primarily compete with other distributors, as well as large, vertically-integrated medical device manufacturers that enjoy well-established distribution channels, national sales networks, direct sales models, and participation in large group purchasing organizations contracted with major hospitals and surgery centers.

We believe that our ability to offer a diverse selection of products across five different product categories, sets us apart from other distributors and gives us a competitive advantage against distributors who are not able to manufacture their own products, as well as manufacturers who are limited to distributing their own products within a specific product category.

Generally, we view Stryker Corporation, Smith & Nephew plc, and Orthofix Medical Inc., as examples of our large vertically-integrated competitors. We believe those competitors, and companies like them, only distribute products they manufacture and have significant costs related to new product research and development and organizational support. Conversely, we sell a broad portfolio of specialized third-party manufacturers’ products and have significantly lower costs related to research and development for such third-party products, as well as significantly lower costs for organizational support since we are not vertically-integrated. Thus, we believe our competitive advantage lies primarily with our single-source fulfillment sales model, allowing us to offer a broader assortment of several manufacturers’ products. We believe we generally have higher gross margins than pure distributors due to the lower product costs associated with being a manufacturer and private labeler.

We contract primarily with small- and medium-sized manufacturers of Orthopedic Implants that are subject to FDA compliance and approval standards. We believe these manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures and substantially lower research and development costs. Because of our organizational structure, large distribution footprint, and sales model, we tend to align well with our specialized suppliers’ competitive strategies, which we believe results in more partnerships with such suppliers than our competitors.

We believe the competition in our industry is primarily driven by continued mergers and acquisitions of smaller manufacturers and distributors by larger, vertically-integrated companies that produce, market and distribute medical devices, Orthopedic Implants, and Biologics. Our vertically-integrated competitors benefit from their ability to control costs for the devices they manufacture and distribute. Moreover, we believe the market in which we operate is sensitive to changes in third-party and government reimbursements and, competitive discount pricing. We believe that our industry will continue to see increased mergers and acquisitions because the market is significantly fragmented with numerous medical device manufacturers, distributors, and specialized suppliers offering similar product portfolios throughout the United States.

Intellectual Property

We maintain stocking distribution agreements providing for exclusive distribution rights in certain geographic areas and use of associated trademarks, service marks, and tradenames for the sale and promotion of the products we offer, which generally have durations of one (1) to three (3) years, subject to renewal terms. Furthermore, we require employees, independent contractors, consultants, and advisors to execute agreements, with varying terms of one (1) to three (3) years, that assign to us the intellectual property existing and generated from their work.

Government Regulation

Our products are subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies. Our products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, (“FDCA”), and in the case of our tissue products, also under the Public Health Service Act, (“PHSA”). To ensure that our products are safe and effective for their intended use, the FDA regulates, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;
•	product testing;
•	non-clinical and clinical research;
•	product manufacturing;
•	product labeling;
•	product storage;
•	premarket clearance or approval;
•	advertising and promotion;
•	product marketing, sales and distribution;
•	import and export; and
•	post-market surveillance, including reporting deaths or serious injuries related to products and certain product malfunctions.

Government Regulation – Medical Devices

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device we seek to commercially distribute in the United States requires either FDA clearance of a premarket notification requesting permission for commercial distribution under Section 510(k) of the FDCA (“510(k) Clearance”), or approval of a premarket approval application (“PMA”). The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Under the FDCA medical devices are classified as Class I, Class II, or Class III depending on the degree of risk associated with the use of the device and the extent of manufacturer and regulatory controls deemed to be necessary by the FDA to reasonably ensure their safety and effectiveness.

Class I devices are those with the lowest risk to the patient for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require 510(k) Clearance by the FDA, though most Class I devices are exempt from the premarket notification requirements. Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, product-specific guidance documents and post-market surveillance. Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under

Section 510(k) of the FDCA. Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by compliance with the General Controls and Special Controls described above. Therefore, these devices must be the subject of an approved PMA. Both 510(k)s and PMAs are subject to the payment of user fees at the time of submission for FDA review.

If the FDA determines that the device is not “substantially equivalent” to a predicate device following submission and review of a 510(k) premarket notification, or if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk, the device sponsor may either pursue a PMA approval or seek reclassification of the device through the de novo process. The products we currently market in the U.S. are Class I and Class II devices marketed under FDA 510(k) clearance.

510(k) Clearance Pathway. To obtain 510(k) Clearance, we must submit a 510(k) premarket notification demonstrating that the proposed device is substantially equivalent to a device legally marketed in the United States. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) clearance process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

The FDA’s goal is to review and act on each 510(k) premarket notification within 90 days of submission, but the process usually takes from nine to twelve months, and it may take longer if the FDA requests additional information. Most 510(k) premarket clearances do not require supporting data from clinical trials, but the FDA may request such data. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

After a device receives 510(k) Clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) Clearance or, depending on the modification, require premarket approval. The FDA requires each manufacturer to determine whether the proposed change requires the submission of a 510(k) premarket notification or PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) Clearance or PMA is obtained. If the FDA requires us to seek a new 510(k) Clearance or PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant fines or penalties. We have made and plan to continue to make enhancements to our products for which we have not submitted 510(k)s premarket notifications or PMAs, and we will consider on a case-by-case basis whether a new 510(k) premarket notification or PMA is necessary.

The FDA began to consider proposals to reform its 510(k) Clearance process in 2011, and such proposals could include increased requirements for clinical data and a longer review period. Specifically, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the 510(k) program, and as part of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. Further, in December 2016, the 21st Century Cures Act (“Cures Act”), was signed into law. The Cures Act, among other things, is intended to modernize the regulation of devices and spur innovation, but its ultimate implementation is unclear.

Pervasive and Continuing FDA Regulation. After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

•	registration and listing requirements, which require manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution;
•

the QSR, which requires manufacturers, including third-party contract manufacturers, to follow stringent design, testing, control, supplier/contractor selection, documentation, record maintenance and other quality assurance controls, during all aspects of the manufacturing process and to maintain and investigate complaints;

•	labeling regulations and unique device identification requirements;
•	advertising and promotion requirements;
•	restrictions on sale, distribution or use of a device;
•	FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;

•

medical device reporting obligations, which require that manufacturers submit reports to the FDA of devices that may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur;

•

medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	device tracking requirements; and
•	other post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following:

•	warning letters and untitled letters;
•	fines, injunctions, consent decrees, and civil penalties;
•	recalls, withdrawals, administrative detention, or seizure of products;
•	operating restrictions, partial suspension or total shutdown of production;
•	withdrawals of 510(k) Clearances or PMA approvals that have already been granted;
•	refusal to grant 510(k) Clearance or PMA approvals of new products; and/or
•	criminal prosecution.

Our facilities, records and manufacturing processes are subject to periodic announced and unannounced inspections by the FDA to evaluate compliance with applicable regulatory requirements.

Regulation of Human Cells, Tissues, and Cellular and Tissue-based Products. Certain of our products are regulated as human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, or Good Tissue Practice, when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting, among other applicable requirements and laws. If the HCT/P is minimally manipulated, is intended for homologous use only and meets other requirements, the HCT/P will not require 510(k) Clearance, PMA approval, a Biologics license application, or other premarket authorization from the FDA before marketing.

Environmental Matters

Our facilities and operations are subject to extensive federal, state, and local environmental and occupational health and safety laws and regulations. These laws and regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

Compliance with Certain Applicable Statutes

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims laws, criminal health care fraud laws, physician payment transparency laws, data privacy and security laws and foreign corrupt practice laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

The federal Anti-Kickback Statute, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the

Medicare and Medicaid programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. For example, the definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the Patient Protection and Affordable Health Care Act, which, as amended by the Health Care and Education Reconciliation Act (collectively referred to as “ACA”). ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

In implementing the Anti-Kickback Statute, the Department of Health and Human Services Office of Inspector General (“OIG”), has issued a series of regulations, known as the safe harbors, which began in July 1991. These safe harbors set forth provisions that, in circumstances where all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have anti- kickback laws that are similar to the federal law, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, and may also result in penalties, fines, sanctions for violations, and exclusions from state or commercial programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false or fraudulent claim to, or the knowing use of false statements to obtain payment from, the federal government. Private suits filed under the False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim Act action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $10,000 to $22,000 for each separate false claim and may be subject to exclusion from Medicare, Medicaid and other federal healthcare programs. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The Health Insurance Portability and Accountability Act (“HIPAA”), created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The ACA changed the intent requirement of the healthcare fraud statute to such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. A violation of this statute is a felony and may result in fines, imprisonment or possible exclusion from Medicare, Medicaid and other federal healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in similar sanctions.

ACA also includes various provisions designed to significantly strengthen fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions to require us to report and disclose to the Centers for Medicare and Medicaid Services (“CMS”), any payment or “transfer of value” made or distributed to physicians or teaching hospitals. These sunshine provisions also require certain group purchasing organizations (“GPOs”), including physician-owned distributors, to disclose physician ownership information to CMS. We and other device manufacturers are required to collect and annually report specific data on payments and other transfers of value to physicians and teaching hospitals. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements.

HIPAA also includes privacy and security provisions designed to regulate the use and disclosure of “protected health information”, (“PHI”), which is health information that identifies a patient and that is held by a health care provider, a health plan or health care clearinghouse. We are not directly regulated by HIPAA, but our ability to access PHI for purposes such as marketing, product development, clinical research or other uses is controlled by HIPAA and restrictions placed on health care providers and other covered entities. HIPAA was amended in 2009 by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which strengthened the rule, increased penalties for violations and added a requirement for the disclosure of breaches to affected individuals, the government and in some cases the media. We must carefully structure any transaction involving PHI to avoid violation of HIPAA and HITECH requirements.

Almost all states have adopted data security laws protecting personal information including social security numbers, state issued identification numbers, credit card or financial account information coupled with individuals’ names or initials. We must comply with all applicable state data security laws, even though they vary extensively, and must ensure that any breaches or accidental disclosures of personal information are promptly reported to affected individuals and responsible government entities. We must also ensure that we maintain compliant, written information security programs or run the risk of civil or even criminal sanctions for non-compliance as well as reputational harm for publicly reported breaches or violations.

If any of our operations are found to have violated or be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, among them being civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations.

Third-Party Reimbursement

In the United States, healthcare providers generally rely on third-party payors, principally private insurers and governmental payors such as Medicare and Medicaid, to cover and pay for all or part of the cost of a surgery in which our medical devices are used. We expect that sales volumes and prices of our products will depend in large part on the continued availability of reimbursement from such third-party payors. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not medically necessary in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Particularly in the United States, third-party payors continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products. Medicare coverage and reimbursement policies are developed by CMS, the federal agency responsible for administering the Medicare program, and its contractors. CMS establishes these Medicare policies for medical products and procedures and such policies are periodically reviewed and updated. While private payors vary in their coverage and payment policies, the Medicare program is viewed as a benchmark. Medicare payment rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. We cannot assure you that government or private third-party payors will cover and provide adequate payment for the procedures in which our products are used. ACA and other reform proposals contain significant changes regarding Medicare, Medicaid and other third-party payors.

Among these changes was the imposition of a 2.3% excise tax on domestic sales of medical devices that went into effect on January 1, 2013. This tax has resulted in a significant increase in the tax burden on our industry. In December 2015, the U.S. Congress adopted, and President Obama signed into law, the Consolidated Appropriations Act of 2016. Among other things, this legislation put in place a two-year moratorium on the device tax through the end of 2017. The moratorium was extended to an additional two years beginning January 1, 2018 and ending December 31, 2019. Other elements of the ACA include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that government or private third-party payors will cover and provide adequate payment for the procedures using our products. In addition, it is possible that future legislation, regulation, or reimbursement policies of third-party payors will adversely affect the demand for procedures using our products or our ability to sell our products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a significant adverse effect on our business, operating results and financial condition.

Compliance Training

We maintain a company-wide compliance program for all employees, vendors, and contractors, which is managed by our Compliance Officer who is responsible for developing compliance programs, reviewing our policies, overseeing adherence to those policies, and advising management on possible risks. Our compliance policies include general ethical business practices as well as specific operating policies and training to ensure compliance with relevant and applicable healthcare laws and regulations, including the laws referenced.

Employees

We engage AmBio Staffing, LLC (“AmBio”) a Texas licensed professional employment organization, to provide us with payroll processing, employee benefit administration, and related human capital services. As of March 12, 2020, AmBio supported approximately 54 full time equivalents (“FTE”). Of those 54 FTEs, 44 FTEs directly support us, nine FTEs support the operations of other companies, and we share one FTE with other related companies.

Corporate and Available Information

We are a Delaware corporation. We were initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation. In July 1999, American Metals Service, Inc. changed its name to GolfRounds, Inc. and was redomiciled to Delaware through a merger.

Effective May 28, 2014, GolfRounds amended its certificate of incorporation to change its name to Fuse Medical, Inc., Fuse Medical, LLC, an unrelated entity, then merged with and into a wholly-owned subsidiary of Fuse Medical, Inc., with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. Fuse Medical, Inc. was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016 (the “Change-in-Control Date”), we entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and between NC 143 Family Holdings, LP, a Texas limited partnership (“NC 143”) which is controlled by Mark W. Brooks (“Mr. Brooks”), the Chairman of our Board of Directors (“Board”) and our President; and Reeg Medical Industries, Inc., a Texas corporation, (“RMI”), which is owned and controlled by Christopher C. Reeg, (“Mr. Reeg”) our Chief Executive Officer and Secretary. The closing of the Stock Purchase Agreement resulted in a change-in-control of Fuse whereby Messrs. Brooks and Reeg beneficially acquired, immediately after the Change-In-Control Date, approximately 61.4% of our issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”).

On December 31, 2017 we completed the acquisition of CPM in which we purchased all outstanding membership units of CPM the (“CPM Acquisition”). In the CPM Acquisition, Fuse was the legal acquirer, and for accounting purposes, CPM was deemed to have acquired Fuse. As a result, CPM is consolidated with Fuse effective on the Change-in-Control Date.

On August 1, 2018, (“Maxim Closing Date”) we completed the acquisition of Maxim, the (“Maxim Acquisition”) for aggregate consideration of approximately $3,400,000. As of the Maxim Closing Date, Maxim and Fuse’s operations are consolidated.

Our principal executive office is located at 1565 N. Central Expressway, Suite 220, Richardson, Texas 75080. Our Internet address is www.fusemedical.com. We are not including information contained on our website as part of, or incorporated by reference into, this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonable practicable after such materials have been electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS.

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe some of the most significant events, facts, and circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our strategies and business plans, and the market price for our securities. Many of these events are outside of our control. If any of these events occur, our business, financial condition, or results of operations may be materially adversely affected, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investments. We believe our Common Stock continues to be low volume traded and therefore, subject to significant volatility and liquidity.

Risks Related to Our Financial Results, Credit and Certain Financial Obligations and Need for Financing

Although our financial statements have been prepared on a going concern basis, we must raise additional capital before May 4, 2020 to fund our operations in order to continue as a going concern.

At December 31, 2019, our principal sources of liquidity consisted of cash of $1.1 million, accounts receivable, net of $6.2 million and available borrowings under our revolving line of credit. Our ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon our (i) successful execution of key rebranding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) ability to increase sales of existing products, with strategic emphasis on selling more Retail Cases and increasing the percentage of Retail Cases sold as a percentage of all Cases we sell, and (iv) continued cost reductions. Additionally, we will need to refinance our Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”) with a new credit facility on commercially reasonable terms, or obtain equity financing. If we are unable accomplish any or all of these objectives, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs through May 4, 2020. In order to have sufficient cash to fund our operations beyond May 4, 2020, we will need to raise additional equity or debt capital by May 4, 2020 in order to continue as a going concern. We cannot provide any assurance that we will be successful in doing so.

We may not be able to refinance, extend or repay our indebtedness owed to our secured lender, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We expect to fund our future business development activities and our working capital needs largely from available cash, improved future operations, and other traditional financing sources, such as a revolving line of credit facility, term notes, or private placements, until such time sufficient funds are provided by operations. There can be no assurance that our financing efforts will be successful, or if we will be able to achieve sufficient revenue and profitability growth from operations. If another event of default occurs under our RLOC Amegy Bank, we could be prohibited from borrowing for our working capital needs or our borrowing capacity could be further reduced. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially reasonable terms, or at all. If we cannot borrow under the line of credit, we would need to seek additional financing, if available, or curtail our operations. Additional financing may include restrictions on our operations, or, with equity financing, may result in our stockholders’ ownership being diluted.

We may not be able to obtain waivers of potential defaults in the future from our lender and our borrowing capacity may be further reduced or restricted if we do not meet the covenants associated with our line of credit.

We executed amendments with our secured lender on November 19, 2018, May 9, 2019 and December 18, 2019 related to our non-compliance with certain required debt covenants. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

Risks Related to Our Business and Industry

The COVID-19 outbreak may decrease demand for our products and disrupt our supply chain, and any decrease in demand or supply chain disruption resulting from COVID-19 would adversely affect our revenues and results of operations.

The recent outbreak of the coronavirus 2019 (“COVID-19”) is creating uncertainty in the healthcare, financial and commercial markets, our operations, our supply chain and the general public.  The duration, scope or impact of the outbreak cannot be predicted.  A broad, sustained outbreak of COVID-19 would negatively impact our results if: (i) our supply of our products or product components or ability to distribute our products, is materially reduced despite our efforts to manage potential supply-chain disruption; (ii) an outbreak materially impacts our headquarters or manufacturing operations for a sustained period of time; (iii) hospitals are required to allocate resources to care of patients with COVID-19 and defer treatment of procedures utilizing our products; and/or (iv) patients elect to defer treatment for procedures utilizing our products due to real or perceived concerns about the potential spread of coronavirus in hospital settings.  A significant percentage of our products are utilized in elective surgeries or procedures, which may be deferred or avoided altogether due to COVID-19 outbreak.  The related financial impact of the COVID-19 outbreak, however, cannot be reasonably estimated at this time. Any decrease in demand for our products or disruption to our business resulting from the COVID-19 outbreak would adversely affect our revenues and results of operation.

We have significant concentration in and dependence on a small number of customers.

In 2019, our top customer represented approximately 9.9% of our consolidated net revenues. If an existing contract with one of our few top customers expires without being replaced or the customer terminates the contract prior to its expiration, we could lose that customer relationship, which would adversely impact our business, future operating results, and financial condition.

We are exposed to risks of obsolete and slow-moving inventory which may adversely impact our cash flow and liquidity.

Maintaining an optimal level of inventories is important to our business.  If we over-stock our inventories, our required working capital will increase. Conversely, if we under-stock our inventories, we may be unable to meet customers’ demand and consequently our results of operations may be adversely affected.  For the years ended December 31, 2018 and 2019, the total amount of our inventories, net of allowance for slow-moving and obsolete inventory, were approximately $11,075,889 million and $8,058,244 million, respectively, and accounted for approximately 49.9% and 43.4% of our total assets for the same years, respectively. For the years ended December 31, 2018 and 2019, we recorded a reserve for slow moving and obsolete inventory of $1,711,871 and $3,603,372, respectively. Any increase in inventory may adversely affect our working capital.  If we cannot manage our inventory level efficiently in the future, our liquidity and cash flow may be adversely affected. Further, if we fail to stock appropriate medical devices and instruments to suit customer demand in the future, the volume of our obsolete and slow moving inventory may increase, and we may need to either sell off such inventory at a lower price or write off such inventory, in the event of which our business, financial condition, results of operation and cash flows will be adversely affected.

To grow revenues and profitability from certain products, we must expand our relationships with hospital systems, third-party distributors and independent sales representatives, whom we do not control.

We derive significant revenues through our relationships with hospital systems, distributors and independent sales representatives. If such a relationship terminated or otherwise was negatively impacted for any reason, it could materially and adversely affect our ability to generate revenues and profits. Because independent distributors often control the customer relationships within their territory, there is a risk that if our relationship with a distributor ends, we could lose our relationship with our ultimate customer.

Our success partially depends on our ability to retain and motivate our distributors and independent sales representatives to sell our products in certain territories. However, such parties may not be successful in implementing our strategies and marketing plans. Many of our independent distributors also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts of our products. We also may not be able to find additional distributors and independent sales representatives who will agree to market or distribute our products on commercially reasonable terms, if at all. If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.

Our revenue growth and profitability will depend in large part upon the effectiveness of our marketing strategies and investments.

Our future revenue growth and profitability will partially depend on the effectiveness of our marketing efforts and maintenance of appropriate cost structure, including our ability to:

•	create greater awareness of the products we sell and our quality control and customer service;
•	identify and utilize the most effective sales representatives who are experienced with understanding the advantages of our products and who can effectively communicate that to our customers; and
•	effectively scale marketing and administrative expenditures with revenue and profitability.

Ineffective sales representatives, promotional efforts, and management of working capital could adversely affect our future results of operations and financial condition.

Our revenues will depend on our customers’ continued receipt of adequate reimbursement from private insurers and government sponsored healthcare programs.

Political, economic, and regulatory influences continue to change the healthcare industry in the United States. The ability of hospitals and medical facilities to pay fees for our products partially depends on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other similar organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals and medical facilities.

Major third-party payors of hospitals and medical facilities, such as private healthcare insurers, periodically revise their payment methodologies based, in part, upon changes in government sponsored healthcare programs. We cannot predict these periodic revisions with certainty, and such revisions may result in stricter standards for reimbursement of hospital charges for certain specified products, potentially adversely impacting our business, results of operations, and financial conditions.

If pricing pressures cause us to decrease prices for our products and we are unable to compensate for such reductions through changes in our product mix or reductions to our expenses, our results of operations will suffer.

We have experienced and may continue to experience decreasing prices for the products we offer due to pricing pressure exerted by our customers in response to increased cost containment efforts from managed care organizations and other third-party payors and increased market power of our customers as the medical device industry consolidates. If we are unable to offset such price reductions through changes in our product mix or reductions in our expenses, our business, financial condition, results of operations and cash flows will be adversely affected.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as GPOs, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition and results of operations.

Our operating earnings are dependent on certain significant suppliers.

We distribute products from nearly 56 suppliers and are dependent on these suppliers for the continuing supply of products. In 2019, purchases of products from our largest supplier accounted for approximately 22% of consolidated cost of revenues. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. An unforeseen delay in raw material supplies, a change in terms by a significant supplier, or a decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors could have a material adverse effect on our results of operations and financial condition.

Interruption of manufacturing operations could adversely affect our business.

Our suppliers have manufacturing facilities for certain product lines that may be concentrated in one or more plants. Damage to these facilities or issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to quality systems regulations, equipment breakdown or malfunction, among other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing of certain products, we may be unable to quickly shift to alternate means of production to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals. We may experience loss of market share, additional expense, or harm to our reputation.

Additionally, we contract with only one supplier for the raw materials (polymers) that we use to produce our own FDA cleared products. While we have not experienced a shortage of polymers in the past and believe that it is unlikely that there will be one in the future, if there were a shortage of polymers, it could either increase the cost of production for or prevent us from being able to produce some of our products, which could adversely affect our future results of operations and financial condition.

If we or our suppliers fail to comply with the FDA’s quality system and good tissue practice regulations, the manufacturing of our products could be delayed.

We and our suppliers are required to comply with the FDA’s QSR, which covers, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, record keeping, storage and shipping of our products. In addition, suppliers and processors of products derived from HCT must comply with the FDA’s current good tissue practice requirements, or cGTPs, which govern the methods used in and the facilities and controls used for the manufacture of HCT/Ps, record keeping and the establishment of a quality program. The FDA audits compliance with the QSR and cGTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to halt the manufacturing of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to highly complex and evolving regulatory and licensing requirements that are subject to uncertainty, rapid change, differing interpretations, and rigorous regulatory enforcement. Failure to comply with such regulatory requirements may result in civil or criminal penalties, including the loss of licenses or the exclusion from future participation in government healthcare programs. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will affect us on a going-forward basis only. Any investigation or challenge could have a material adverse effect on our reputation, business, financial condition, and results of operations.

The FDA regulates the manufacturers and suppliers of the products that we sell, market, manufacture, and distribute, and regulatory compliance is costly and could contribute to delays in the availability of our products.

Under FDA regulations, we are subject to the same FDA regulation as the manufacturers and suppliers to whom we distribute. These regulations govern (i) the manufacturing and processing of cellular and tissue products; (ii) the introduction of new medical devices; (iii) the observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion, and sales of the devices; (iv) the maintenance of certain records; (v) the ability to track devices; (vi) the reporting of potential product defects; (vii) the importing and exporting of devices; and (viii) various other matters. Furthermore, manufacturers that create the products we market face an increasing amount of scrutiny and compliance costs as more states implement regulations governing medical devices and Biologics. In addition, we are subject to ongoing compliance concerning our products with 510(k) Clearance, as well as potential onsite inspections by the FDA. Being found in violation and failing to correct an FDA compliance issue, could potentially result in product recall, product seizure, or the withdrawal of the 510(k) Clearance. These types of FDA regulations could affect many of the products we market, impacting our revenues and profitability, results of operations, and working capital.

Future regulatory action remains uncertain.

We operate in a highly-regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply or distribute our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our reputation, business and operations.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to extensive regulation by the FDA and numerous other federal and state governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical trial to support the 510(k) application. Currently, we do not know whether the FDA will require clinical data in support of any 510(k)s that we intend to submit for other products in our pipeline. In addition, the FDA continues to re-examine its 510(k) Clearance process for medical devices and published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products. A PMA must be submitted to the FDA if the device cannot be cleared through the

510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) Clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) Clearance or, possibly, a PMA.

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

We operate our business in regions subject to severe weather and natural disasters including tornadoes, hurricanes, floods, fires, earthquakes, and other catastrophic events. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic event.

A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.

We rely extensively on our information technology (“IT”), systems to manage scheduling and financial data, communicate with customers and their patients, vendors, and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber-attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our products or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. Additionally, while we currently do not have cybersecurity coverage, we plan to evaluate options for this type of coverage in 2020.

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

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. The recently enacted U.S. tax reform legislation referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform Law”), significantly changes how the U.S. taxes corporations, and many of those changes went into effect for the first time for the 2018 tax year. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform Law will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the U.S. Tax Reform Law, collect and prepare necessary data, and interpret any additional guidance, we may adjust the provisional amounts that we have recorded, which may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, state or local jurisdictions may enact tax laws in response to the U.S. Tax Reform Law that could result in further changes to taxation and materially affect our financial position and results of operations.

We do business with companies that are owned or controlled by our Chief Executive Officer and Chairman of the Board and President, which could create actual or potential conflicts of interest.

Members of our executive team, including Messrs. Reeg and Brooks, have economic interests in other companies with which we do business. These relationships could create, or appear to create, potential conflicts of interest. Such a conflict of interest could potentially cause a member of our executive team to seek to advance his economic interests above ours. Moreover, transactions with related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties.

While we have policies and procedures in place to prevent conflicts of interest resulting in a transaction that is unfavorable to our Company, there can be no assurance that our policies and procedures will prevent us from entering into a transaction that is not in our best interests or the best interests of our stockholders. If we do enter into an agreement with a related party with terms less favorable to us than we could have negotiated with an unrelated party, it could have a material adverse effect on our results of operations and financial condition.

Some members of our executive team may dedicate inadequate time and attention to our Company.

Our Chief Executive Officer and Chairman of the Board and President, may become distracted by other matters, reducing the amount of time they allocate to the affairs of our Company. For example, Mr. Reeg and Mr. Brooks both own other companies, and they may allocate more of their time to the operations of those companies. If members of our executive team devote more substantial amounts of their time to those matters in the future, their ability to devote sufficient time to our operations may be limited and could negatively impact our business.

General economic conditions may adversely affect demand for our products and services.

Poor or deteriorating economic conditions in the U.S. could adversely affect the demand for healthcare services and consequently, the demand for our products. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase, which would negatively affect our cash flows and profitability. These and other possible consequences of financial and economic decline could have material adverse effect on our business, results of operations, and financial condition.

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

For example, we cannot provide assurance that, in the future, our executive team will not find a material weakness in connection with its periodic review of our internal controls and processes over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our executive team to assess the effectiveness of our internal controls over financial reporting as of the end of our fiscal year with enough time to state that such assessment will have been fairly stated in our Annual Report, or state that we have maintained effective internal controls over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we disclose any material weakness in our internal controls over financial reporting, our stock price could decline.

Because the market for our Common Stock is limited, persons who purchase our Common Stock may not be able to resell their shares at or above the purchase price they paid.

Our Common Stock trades on the Over-the-Counter markets (“OTC Markets”), which are not highly liquid securities markets, and is designated as OTC Pink, Current Information Tier. With some limited exceptions, there has not been an active public market for our Common Stock. We cannot provide an assurance that an active public market for our Common Stock will develop or be sustained in the future. If an active market for our Common Stock does not develop or is not sustained, the price may decline, and our stockholders may lose their investment in our Common Stock.

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

As a group, our executives and directors beneficially own approximately 92.35% of our outstanding shares of Common Stock. Because of this ownership, these stockholders can assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change-in-control. Such concentration of ownership of our outstanding Common Stock could delay or prevent a change-in-control, or otherwise discourage or prevent a potential acquirer from attempting to obtain control of our Company, possibly negatively affecting the market price of our Common Stock. This significant ownership could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of executives and directors may not always coincide with the interests of our Company or the interests of other stockholders causing us to enter into transactions or agreements that we would not otherwise consider.

We cannot be certain that our internal controls over financial reporting and procedures will be sufficient in the future. This uncertainty could have a material adverse effect on our investors’ confidence in our reported financial information. There is no guarantee that our internal controls over financial reporting and procedures will not fail in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is approximately 11,500 square feet and is located at 1565 North Central Expressway, Suite 220, Richardson, Texas, 75080. We lease our executive office space pursuant to two separate leases with 1565 North Central Expressway, LP (“NCE, LP”). The lease between CPM and NCE, LP (“CPM Lease”) was effective January 1, 2013, and the second lease between Fuse and NCE, LP (“Fuse Lease”) was effective July 14, 2017. Both the CPM Lease and Fuse Lease terminated December 31, 2017, with month-to-month renewals. We believe our present business property is adequate and suitable to support our mid-term strategies and initiatives for growth. We have currently decided to continue on a month-to-month lease with the option of renegotiating a long-term lease renewal or relocation in the future.

Our leased property does not have material costs of complying with environmental laws.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades and is quoted on the OTC Markets designated as OTC Pink, Current Information Tier, under the trading symbol OTCPINK: FZMD. There is no established public trading market for our Common Stock, as the trading market for our Common Stock has been extremely limited and sporadic.

Below is a table indicating the range of high and low bid information for our Common Stock as reported by the OTC Markets interdealer quotation system for the periods listed. Bid prices represent interdealer prices and do not include retail mark-ups, retail mark-downs, or any commission to a broker-dealer. In addition, these prices may not necessarily reflect actual transactions.

	High	Low
Fiscal 2019
First Quarter	$0.68	$0.41
Second Quarter	0.56	0.20
Third Quarter	0.55	0.23
Fourth Quarter	0.35	0.10
Fiscal 2018
First Quarter	$1.50	$1.00
Second Quarter	1.01	1.00
Third Quarter	1.10	0.55
Fourth Quarter	0.56	0.30

Holders of Record

As of March 12, 2020, there were 357 account holders of record of our Common Stock listed with our transfer agent, American Stock Transfer and Trust Company, LLC.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights our results of operations and the principal factors that have affected our consolidated financial condition, our liquidity and our capital resources for the periods described. The discussion also provides information that our management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our Financial Statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The discussion and analysis should be read in conjunction with our Financial Statements and the related notes therein.

Explanatory Note

As described in “Item 1. Business, Corporate and Available Information,” and elsewhere in this Annual Report, effective on the Maxim Closing Date, we completed the Maxim Acquisition and integrated its operations for periods after the Maxim Closing Date. Our Financial Statements include the accounts of Maxim as of and for the five (5) months ended December 31, 2018. Intercompany transactions have been eliminated in consolidation.

Overview

We are a manufacturer, distributor, and wholesaler of medical devices offering a broad portfolio of Orthopedic Implants, Biologics, and other medical devices. A more detailed description of our business operation can be found in “Item 1. Business” within this Annual Report.

We believe 2019 proved pivotal for our growth as a manufacturer and innovative product developer. Our focus to shift our business model from a sole distributor to an integrated manufacturer and distributor has seen successful results in 2019, with continued growth and success leading into 2020. Highlights of our 2019 strategic milestones include the following:

(i)

We secured a master distributorship with Modal, giving us exclusive sales of the Sterizo Total Knee and Total-Hip Replacement System, a next generation total-knee and total-hip joint replacement product line.

(ii)

We expanded our private label branding operations with the launch of the Fuse Suture Anchors for our sports medicine product line. Fuse Suture Anchors include the Galen Medial and Galen XT Suture Anchors, the Kopis Knotless Anchor, and the Vida Interference Screws.

(iii)	Throughout the year, we grew our higher margin retail business by approximately 6%, primarily by shifting away from wholesale operations.
(iv)	On June 21, 2019, we successfully held our first Annual Meeting of Fuse Shareholders (“2019 Annual Meeting”) since the Change-in-Control.
(v)	In May 2019, we were listed as the one-hundred thirty-seventh (137th) largest public company by revenue in the Dallas-Fort Worth Metroplex, by the Dallas Morning News.
(vi)	In November 2019, Deloitte recognized our Company for our fast growth by receiving a ranking of eighty-nine (89th) on their 2019 Technology Fast 500TM.

Current Trends and Outlook

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Because of our seasonality, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Historically, we typically experience greater revenue and greater sales volume, as a percentage of revenue, during the last two (2) calendar quarters compared to the first two (2) calendar quarters of the year. This increase is primarily due to more patient annual healthcare deductibles being met during the last two (2) quarters of the calendar year compared to the first two (2) quarters of the calendar year, which is partially satisfied by elective surgeries. For the years ended December 31, 2019 and 2018, approximately $13.1 million (57%) and $14.6 million (55%) of revenues were generated during the third and fourth quarters of 2019 and 2018, respectively. We use this seasonality trend to assist us in enterprise-wide resource planning such as purchasing and product inventory logistics.

Retail and Wholesale Cases

We believe our comprehensive selection of Orthopedic Implants and Biologics products is pivotal to our ability to acquire new customers and increase sales volume, revenues, and profitability. We continue to review and evaluate our product lines, ensuring we maintain a high-quality and cost-effective selection of Orthopedic Implants and Biologics.

We measure sales volume based on medical procedures in which our products were sold and used (a “Case”). We consider Cases resulting from direct sales to hospitals and medical facilities to be Retail Cases and Cases resulting from sales to third-parties, such as distributors, or sub-distributors, to be Wholesale Cases. Some of our sales for Wholesale Cases are on a consignment basis with the third-party.

Retail Cases in our industry command higher revenue price points than Wholesale Cases. Because Retail Cases involve direct sales to our end customers, we receive a higher profit margin due to the absence of any third party in the sales process, before we pay any potential commissions to a full time or independent sales representative. As a result, Retail Cases generally generate substantially more gross profit than Wholesale Case transactions.

Wholesale Cases in our industry command lower revenue price-points than Retail Cases. Because Wholesale Cases involve sales to third parties who sell our products to end customers, our profit margins are reduced for these Cases. Thus, our Wholesale Cases generate substantially lower gross profit than our Retail Cases, but are not subject to additional overhead support costs, such as case coverage and commissions. Our Wholesale Case business is highly dependent on minimum volume sales levels to achieve appropriate profitability.

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

To offset pricing pressure, we employ strategies to optimize revenue per Case. During 2019, we believe we were successful in minimizing the impact of pricing pressures as reflected with average revenue per Case of $4,228 for 2019 and $4,328 for 2018. During 2019, our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 83% of revenue, or, an approximate 6% increase over 2018.

Compensation Initiatives

We expect to continue to offer compensation and other valuable long-term incentives, such as equity incentives, to key distributors, executives, and employees as a means to expand our strategic partnerships and industry relationships. During 2019, our Board granted equity incentives to our Scientific Advisory Board members (SABs), key distributors, independent contractors and employees. (See “Item 1. Business” for additional information).

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the Financial Statements and related notes included in this report.

	For the Year Ended December 31, 2019	% of Total Revenues 2019	For the Year Ended December 31, 2018	% of Total Revenues 2018
Net revenues	$22,900,277	100.0%	$26,342,038	100.0%
Cost of revenues	11,762,790	51%	13,352,558	51%
Gross profit	11,137,487	49%	12,989,480	49%
Operating expenses
Selling, general, administrative, and other	8,466,077	37%	8,466,128	32%
Commissions	5,982,075	26%	6,431,967	24%
Depreciation and amortization	107,073	1%	49,685	1%
Goodwill impairment	932,203	4%	-	0%
Total operating expenses	15,487,428	68%	14,947,780	57%
Operating loss	(4,349,941)	-19%	(1,958,300)	-8%
Other income (expense):
Change in fair value of contingent purchase consideration	1,936,164	9%	5,663,014	21%
Interest expense	(121,633)	-1%	(133,944)	-1%
Total other income (expense)	1,814,531	8%	5,529,070	20%
Operating (loss) income before income tax	(2,535,410)	-11%	3,570,770	14%
Income tax expense (benefit)	781,085	4%	(386,784)	-1%
Net (loss) income	$(3,316,495)	-14%	$3,957,554	15%

Net Revenues

For the year ended December 31, 2019, our net revenues were $22,900,277 compared to $26,342,038 for the year ended December 31, 2018, a decrease of $3,441,761, or approximately 13%.

For the year ended December 31, 2019, Retail Cases decreased by approximately 7% compared to the year ended December 31, 2018, and revenues from Retail Cases increased by approximately 6% compared to revenues from Retail Cases for the year ended December 31, 2018. Revenues from Retail Cases as a percentage of total revenues increased to 83% of revenues for the year ended December 31, 2019, from 77% of revenues for the year ended December 31, 2018. We believe the increase in revenue from Retail Cases as a percent of total revenues reflects the execution of our strategies to shift more of our business to higher margin Retail Cases through improvement of our supply chain management.  Therefore, wholesale revenue as a percent of total revenue has decreased.

As discussed above in “Current Trends and Outlook”, we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. We intend to increase our Retail Case volume by increasing sales volumes with our existing retail customer base as well as on-boarding new surgeons, distributors, and retail customers.

Cost of Revenues

For the year ended December 31, 2019, our cost of revenues was $11,762,790 compared to $13,352,558 for the year ended December 31, 2018, which is a decrease of $1,589,768, or approximately 13%

As a percentage of revenues, cost of revenues was approximately 51% for the years ended December 31, 2019 and 2018.   While remaining stable, the components making up the cost were variable and consisted of the following:   (i)(a) an approximate 5% decrease in medical instruments purchased based on lower demand, (b) an approximate 3% reduction in cost of revenues primarily driven by a reduction in Case volume product mix; offset, in part, by (ii) an approximate 7% increase in the inventory loss provision for slow-moving and obsolescence.

Gross Profit

For the year ended December 31, 2019, our gross profit was $11,137,487 compared to $12,989,480 for the year ended December 31, 2018, representing a decrease of $1,851,993, or approximately 13%.

As a percentage of revenues, gross profit remained stable at approximately 49% for the years ended December 31, 2019 and 2018. The components of gross profit varied and included (i)(a) an approximate 5% decrease in medical instruments purchased based on lower demand, (b) an approximate 3% reduction in cost of revenues primarily driven by a reduction in Case volume product mix; offset, in part, by (ii) an approximate 7% increase in the inventory loss provision for slow-moving and obsolescence, identified during our inventory system upgrades and periodic cycle-counts.

Selling, General, Administrative and Other

For the year ended December 31, 2019, our selling, general, administrative, and other expenses (SG&A) were $8,466,077, or approximately flat when compared to SG&A of $8,466,128 for the year ended December 31, 2018.

As a percentage of net revenues, SG&A accounted for approximately 37% for the year ended December 31, 2019, and 32% for the year ended December 31, 2018. As a percentage of revenues, the increase of approximately 5% primarily resulted from (i)(a) an increase of $571,832 in bad debt expense driven by an increase in aged customer accounts receivables, (b) an increase of $307,500 in SAB costs, a reflection of the first full year of SAB costs since the 2018 SAB establishment, and (c) an increase of $140,892 for employee expense reimbursements related to business development and travel costs; offset, in part, by (ii)(a) a $333,332 decrease in leased staffing costs, (b) a $253,746 reduction in legal fees, (c) a $225,946 reduction in consulting and audit costs, and (d) a $207,250 reduction in stock-based compensation expense.

Commissions

For the year ended December 31, 2019, our commissions expense decreased to $5,982,075 from $6,431,967 for the year ended December 31, 2018, a decrease of $449,892, or approximately 7%.

As a percentage of net revenues, commissions expense accounted for approximately 26% for the year ended December 31, 2019, and 24% for the year ended December 31, 2018. This increase is primarily driven by an approximate 6% increase in revenues from Retail Cases as a percentage of total revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018. Please see “Current Trends and Outlook” for additional information. We do not incur commissions expense on revenues derived from Wholesale Cases.

Depreciation and Amortization

For the year ended December 31, 2019, our depreciation and amortization expense increased to $107,073 from $49,685 for the year ended December 31, 2018, an increase of $57,388. The increase is primarily the result of an approximate (i) $47,500 in amortization of intangible assets, such as noncompete agreements and customer relationships, acquired pursuant to the Maxim Acquisition as of the Maxim Closing Date, and (ii) an approximate $9,900 increase in depreciation expense as a result of investment in IT infrastructure such as additional and replacement user workstations.

Goodwill Impairment

During 2019, we assessed the recoverability of the carrying value of our goodwill as a result of (i) the continuation of adverse economic and business trends, and (ii) revisions to our anticipated future operating results. We recorded an impairment charge of $932,203 in 2019 to reduce our carrying value of goodwill to fair value.

Change in Fair Value of Contingent Purchase Consideration

For the year ended December 31, 2019, we determined that the earnings thresholds, as detailed in the CPM Acquisition Agreement, were not met for payments under the earn-out (“Earn-Out”). Therefore, based on our 2019 financial performance, we made no payments to NC 143 for either the base Earn-Out or the bonus Earn-Out.

As of December 31, 2019, the fair value of the Earn-Out liability was re-measured to fair value under the probability weighted income approach, as further explained in Note 2 of our accompanying consolidated Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.” As a result, the current fair value of the Earn-Out liability was reduced by $1,936,164, from $13,581,529 to $11,645,365.

Interest

For the year ended December 31, 2019, our interest expense declined to $121,633 from $133,944 for the year ended December 31, 2018, which is a reduction of by $12,311, or approximately 9%. The decline is primarily due to an approximate $19,728 reduction in interest expense based on a decrease in our RLOC borrowings, offset, in part, by an approximately $7,417 increase in interest expense driven by changes in LIBOR market interest rates and the one percent (1%) increase in cost of borrowings on the RLOC pursuant to the Second Amendment of the RLOC executed on November 19, 2018 (“Second Amendment”).

Tax

For the year ended December 31, 2019, we recognized a tax expense of $781,085, compared to a tax benefit of $386,784 for the year ended December 31, 2018. The tax expense recognized in 2019 is a result of recognition of a valuation allowance for deferred tax assets based on management’s determination that it is more likely than not that all or a portion of the deferred tax asset will not be realized. For additional information, please see Note 11 of our accompanying consolidated Financial Statements, entitled “Income Taxes.”

Net Loss (Income)

For the year ended December 31, 2019, we had a net loss of $3,316,495, compared to net income of $3,957,554 for the year ended December 31, 2018, reflecting a reduction in our net income of $7,274,049, or approximately 184%.  The primary drivers for our reduction in net income for the year ended December 31, 2019 were (i)(a) a $3,726,850 reduction in the change in fair value of contingent purchase consideration, (b) a $3,441,761 reduction in revenues, (c) an increase of $1,167,869 in income tax expense, (d) a $932,203 goodwill impairment charge, (e) an increase of $1,476,090 in the inventory obsolescence adjustment, and (f) $57,388 increase in depreciation and amortization; offset, in part, by (ii)(a) a $1,792,125 reduction in cost of revenues, (b) a $449,891 reduction in commissions, and (c) a $12,311 reduction in interest expense.

For more information on the change in the fair value of contingent purchase consideration, please see Note 2 of our accompanying Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.” For further information on goodwill impairment, please see Note 2 “Significant Accounting Policies, Goodwill and Other Intangible Assets.”

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Year Ended December 31,
	2019	2018
Net cash (used in)/provided by operating activities	$(4,739)	$2,479,900
Net cash used in investing activities	(15,318)	(104,935)
Net cash provided by/(used in) financing activities	275,053	(2,335,366)
Net increase in cash and cash equivalents	$254,996	$39,599

Net Cash (Used In) Provided by Operating Activities

For the year ended December 31, 2019, our net cash used in operating activities was $4,739, compared to net cash provided by operating activities of $2,479,900 for the year ended December 31, 2018. This decrease of $2,484,639 primarily resulted from: (i)(a) a reduction in net income of $7,274,049, (b) an increase of $2,541,304 in accounts receivable, (c) a $325,187 reduction in accrued expenses, (d) a $154,283 reduction in inventories, (e) a $13,210 increase in prepaid expenses and other current assets; offset, in part, by (ii)(a) $7,498,278 in non-cash adjustments, and (b) a $122,759 increase in accounts payable.

Net Cash Used in Investing Activities

Our net cash used in investing activities for the year ended December 31, 2019 was $15,318, compared to $104,935 for the year ended December 31, 2018. This decrease of $89,617 was primarily driven by (i) a $26,520 reduction in the purchase of property and equipment, such as new and replacement user workstations, and (ii) $63,097 reduction related to the acquisition of Maxim, net of cash acquired.

Net Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2019, our net cash provided by financing activities was $275,053, compared to net cash used in financing activities of $2,335,366 for the year ended December 31, 2018. This increase of $2,610,419 is primarily driven by (i) a $10,788,677 reduction in payments to our RLOC, (ii) $8,575,721 reduction in our RLOC borrowings, and (iii) the $397,463 reduction in purchase price adjustment of the CPM Acquisition.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. At December 31, 2019, our current assets exceeded our current liabilities by $7,413,444 (our “Working Capital”), which included $1,099,310 in cash and cash equivalents. Cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

On December 29, 2017, we became party to a RLOC with Amegy Bank. The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000. The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of our assets and provides that our Chairman of the Board and President personally guarantee a portion of the outstanding RLOC amount.

On November 19, 2018, we executed the Second Amendment to the RLOC with Amegy Bank. The Second Amendment (i) waived our events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that we will not permit: the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

On May 9, 2019, we executed the Third Amendment to the RLOC with Amegy Bank (the “Third Amendment”). Pursuant to the Third Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced the borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that we will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019 and (vi) rescinded the loan sweep feature, requiring us to give notice of each requested loan by delivery of advance request to Amegy Bank.

On December 18, 2019, we executed the Fourth Amendment to the RLOC with Amegy Bank (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $2,750,000, (iii) reduced and limited the annual salary of our Chairman of the Board and President, Mr. Brooks, to not exceed $550,000, (iv) amended the financial covenants to state that we will not permit EBITDA to be less than $600,000 for the fiscal quarter ending December 31, 2019 and $125,000 for the fiscal quarter ending March 31, 2020, (v) extended the termination date of the RLOC to May 4, 2020, and (vi) provides for our Chairman of the Board and President to personally guarantee one-hundred percent (100%) of the outstanding RLOC amount. The Company was in compliance with all RLOC covenants as of December 31, 2019.

We rely on the RLOC for capital expenditures and day-to-day Working Capital needs. As of March 12, 2020, we had approximately $952,000 in available cash, and $201,000 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

Our strategic growth plan provides for capital investment for new product launches, private label branding, and the upgrade of our financial systems which support our infrastructure. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $2 million to $3 million and anticipate these investments to occur primarily during the third and fourth quarters of calendar year 2020. We expect sources of capital for these investments to be derived from cash from operations and additional debt financing.

Our projections for calendar years 2020, 2021, and 2022 include expansion opportunities based on carefully evaluated expected return on investments. We expect to replace the AmBio Contract (See Note 13, “Related Party Transactions – AmBio Contract” on our accompanying Financial Statements, beginning on page F-1) through a competitive request for proposal process during the second half of 2020. We believe this will support our efforts to reduce human capital and related costs, while enhancing benefit offerings and coverage for our associates.

Going Concern

The accompanying audited consolidated financial statements have been prepared as if we will continue as a going concern. Through December 31, 2019, we had accumulated losses of $2,595,813 and a stockholders’ deficit of $1,222,133.  Revenue declined by $3,441,761 in 2019 as the result of competitive pressures.  We were out of compliance with our loan covenants at various times during the years ended December 31, 2019 and 2018. We obtained waivers from the lender to cure the violations, but had reductions of the credit facility amount as a result of the covenant violations.  We have determined that these conditions and events raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon our (i) successful execution of key rebranding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sale of existing products, with strategic emphasis on selling more Retail Cases and increasing the percentage of Retail Cases sold as a percentage of all Cases we sell, and (iv) continued cost reductions. Additionally, we will need to refinance our RLOC with Amegy Bank with a new credit facility on commercially reasonable terms, or obtain equity financing.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangement

As of December 31, 2019, we had no off-balance sheet arrangements.

Impact of Inflation

We do not believe the effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has had a material impact on our Financial Statements for the year ended December 31, 2019.

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

We describe our most significant accounting policies in “Note 2, Significant Accounting Policies” of our consolidated notes to our Financial Statements and found elsewhere in this Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of our independent registered public accounting firm, our consolidated Financial Statements, the accompanying notes to our Financial Statements, that are filed as part of this Annual Report are listed under “Item 15. Exhibits and Financial Statements Schedules” and are set forth in our Financial Statements, immediately following the signature pages of this Annual Report.

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

Under the supervision and with the participation of our Board, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act) of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Board, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria that have been set forth by COSO in Internal Control – Integrated Framework (2013). Based on evaluation by our Chief Executive Officer and Chief Financial Officer and under the COSO criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2019 is effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names and ages of our directors and executive officers are set forth below. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are appointed by our Board. There is no agreement or understanding between us and any director or executive officer pursuant to which they were selected as an officer or director.

Name	Age	Position
Christopher C. Reeg	56	Chief Executive Officer, Secretary and Director
Mark W. Brooks	54	Chairman of the Board, President and Director
Renato V. Bosita, Jr., MD	48	Independent Director
William E. McLaughlin III	56	Chief Financial Officer, Treasurer and Director

Christopher C. Reeg

Mr. Reeg has served as our Chief Executive Officer and a member of our Board since December 19, 2016. Effective January 18, 2018, our Board appointed Mr. Reeg to the additional role of Secretary. Mr. Reeg has also served as the Chief Executive Officer of CPM since 2017 and Maxim since 2018. Mr. Reeg founded Maxim in 2011 and served as its President until we acquired Maxim in August 2018. Mr. Reeg led the design, development, and successful commercialization of a spinal implant that received the approval of the FDA in 2013 and is currently manufactured and distributed by Fuse. Prior to forming Maxim, Mr. Reeg founded LMI Ortho, a distributor of spine and Orthopedic Implants purchased from domestic and international manufacturers and suppliers. While at LMI Ortho, Mr. Reeg acquired importation rights for a total joint orthopedic portfolio. Working with surgeons in the United States, Mr. Reeg expanded implant product lines and developed effective growth strategies based on design and market intelligence. Before entering the orthopedic industry with LMI Ortho in 1996, Mr. Reeg formed Spectramed, Inc., a multi-state home respiratory company where he served as its President until the sale of Spectramed, Inc., to a national healthcare company in 2001. Having founded two medical implant manufacturing and distributing companies and served as an executive officer in those companies, Mr. Reeg brings significant experience and knowledge regarding how to successfully navigate the medical device industry.

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

William E. McLaughlin, III

Mr. McLaughlin has served as a member of our Board since December 19, 2016, as Interim Chief Financial Officer from March 31, 2017 until January 18, 2018, when our Board appointed Mr. McLaughlin, to his current position of Chief Financial Officer and Treasurer. Mr. McLaughlin is a certified public accountant licensed in the State of Texas and has over 26 years of experience in accounting and financial reporting for private and large public companies traded on the New York Stock Exchange (“NYSE”) and

NASDAQ Stock Market (“NASDAQ”) in addition to his work for “big-four” public accounting firms. Mr. McLaughlin has also served as Chief Financial Officer of CPM since 2014 and Maxim since 2018. Mr. McLaughlin joined CPM as Vice President Finance, Controller in 2013. From 2006 until he joined CPM, Mr. McLaughlin served as Vice President Finance, Controller for Caris Life Sciences, Inc., a $180 million international, anatomic pathology, and molecular biotechnology laboratories and multi-state physician practices enterprise. Having over 26 years of experience in accounting and financial reporting for private and public companies, Mr. McLaughlin brings considerable financial expertise to our Board.

Family Relationships

There are no family relationships among our existing or incoming directors or officers.

Involvement in Certain Legal Proceedings

None of our executive officers or directors is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No executive officer or director has been involved in the last ten (10) years in any of the following:

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

We believe that, during 2019, our directors, executive officers, and ten percent (10%) stockholders complied with all Section 16(a) filing requirements.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms provided to us, and the written representations of our directors, executive officers, and ten percent (10%) stockholders.

Corporate Governance

Board Committees

We do not believe that with the current size of our Company, it is necessary for us to have a separately-designated standing audit committee, therefore our entire Board serves as the audit committee. William E. McLaughlin III serves as our “audit committee financial expert,” as such term is defined under the rules promulgated under the Exchange Act. Mr. McLaughlin meets the requirements of serving as our “audit committee financial expert” from his extensive background in accounting and financial reporting for both private and large public companies. For more information on Mr. McLaughlin, please see “Item 10. Executive Officers and Directors” in this Annual Report.

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

We have not made any material changes to the procedures to which the security holders may recommend Board candidates to our Company during the year ended December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our named executive officers (“Named Executive Officers”) should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Our Named Executive Officers for the year ended December 31, 2019, were:

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

The base salary for our Named Executive Officers for the year ending December 31, 2019, was:

•	Christopher C. Reeg:	$300,000
•	William E. McLaughlin:	$200,000
•	Mark W. Brooks:	$700,000(1)

(1) Pursuant to the Fourth Amendment to the RLOC with Amegy Bank, which we filed with the SEC as Exhibit 10.5 to our Current Report on Form 8-K on December 20, 2019, which is herein incorporated by reference (“December 2019 Form 8-K”), Mr. Brooks annual salary was reduced by $150,000 from $700,000 to $550,000 starting December 18, 2019.

For the year ending December 31, 2019, our Board determined that $300,000 was an appropriate base salary for Mr. Reeg due to the amount of responsibility and oversight that the Chief Executive Officer position requires.

Mr. McLaughlin received $200,000 as base salary for the year ending December 31, 2019, Our Board believes this amount is appropriate because Mr. McLaughlin serves as our Chief Financial Officer, a position that is primarily responsible for the financial well-being of our Company. Additionally, the Board seeks to provide Mr. McLaughlin with a competitive salary for his extensive financial and accounting background.

Mr. Brooks was appointed to the executive position of President by our Board on January 18, 2018, following the CPM Acquisition. Mr. Brooks has the highest base salary of our Named Executive Officers, in part because of his extensive experience and knowledge of the medical device industry and the business relationships that Mr. Brooks brings to our Company. Also, the base salary for Mr. Brooks was partially determined by the earnings he received when he was the sole owner of CPM, which our Board believes correlates with Mr. Brooks position as President of our Company.

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

Executive Long-Term Incentive Compensation

Our Board has the authority to provide compensation to our executives based on the value of and changes in the value of our Common Stock. We grant equity compensation to reward our executives for positive business results and to retain our executives long-term for their services to our Company. At our 2019 Annual Meeting, pursuant to the Definitive Proxy Statement which we filed with the SEC on May 13, 2019, our shareholders ratified our Amended and Restated 2018 Equity Incentive Plan (“2018 Equity Plan”). Under our 2018 Equity Plan, which was adopted by our Board in December 2018, we authorize our Board to grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock awards to our management and employees.

Medical Benefits

Medical benefits are a component of our Company’s compensation plan that is offered to attract and retain highly-qualified individuals. Our Named Executive Officers are offered medical benefits that are generally made available to all employees of our Company at similar cost.

2019 Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by our Company for 2019 and 2018, to our Named Executive Officers, including our Chief Executive Officer (“Principal Executive Officer”) and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

						Non-Equity	Non- Qualified
						Incentive Plan	Deferred Compen-	All Other
Name and				Stock	Option	Compen-	Sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
(a)	(b)	($)(c)	($)(d)	($)(e)(1)(6)	($)(f)(1)	($)(g)	($)(h)	($)(i)(5)	($)(j)
Christopher C. Reeg (2)	2019	$300,000	-	$-	-	-	-	$2,085	$302,085
Chief Executive Officer	2018	300,000	-	100,000	-	-	-	53,050	453,050
William E. McLaughlin III (3)	2019	200,000	-	-	-	-	-	-	200,000
Chief Financial Officer	2018	200,000	-	100,000	-	-	-	-	300,000
Mark W. Brooks (4)(7)	2019	682,692	-	-	-	-	-	632,195	1,314,887
President	2018	700,000	-	100,000	-	-	-	635,000	1,435,000

(1)	Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. (See Note 1 in our accompanying Financial Statements).
(2)	Appointed December 19, 2016, as our Chief Executive Officer. On January 18, 2018, our Board appointed Mr. Reeg as our Secretary.
(3)	Appointed April 6, 2017, as our Interim Chief Financial Officer. On January 18, 2018, our Board appointed Mr. McLaughlin as our Chief Financial Officer and Treasurer.
(4)	On January 18, 2018, our Board appointed Mr. Brooks as our President. Mr. Brooks has served as the Chairman of our Board since December 19, 2016.
(5)

All other compensation consists of commissions we paid to entities owned and controlled by the Named Executive Officer (“NEO”).  The amounts presented were calculated as the percent ownership by the NEO times the commissions paid to the entity.

(6)	Stock awards consist of RSAs that we granted to the Named Executive Officers for the services as directors of our Board.
(7)	Pursuant to the Fourth Amendment to our RLOC with Amegy Bank, filed on our December 2019 Form 8-K, Mr. Brooks annual salary was reduced to $550,000 effective December 18, 2019.

Provisions of Termination or Change-in-Control

In the event of a change-in-control, NC 143 would receive Earn-Out payments pursuant to the CPM Acquisition Agreement and all equity awards pursuant to the 2018 Equity Plan would fully vest.

Other Executive Compensation Arrangements

None.

Outstanding Awards at Fiscal Year End

The following information is descriptive of options of shares of Common Stock that have not vested but we granted to our Named Executive Officers as of December 31, 2019.

	Option Awards					Stock Awards
Name and Principal Position (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g) (1)	Market value of shares or units of stock that have not vested (#) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Christopher C. Reeg Chief Executive Officer	-	-	-	-	-	475,723	$150,000	-	-
William E. McLaughlin, III Chief Financial Officer	-	-	-	-	-	475,723	$150,000	-	-
Mark W. Brooks President	-	-	-	-	-	475,723	$150,000	-	-

(1)

Each of our Named Executive Officers received three (3) RSAs:  (i) 65,000 shares of Common Stock, granted September 21, 2017; (ii) 188,500 shares of Common Stock, granted December 14, 2017; and (iii) 222,223 shares of Common Stock, granted on December 10, 2018, which were modified on August 7, 2019, pursuant to the 2018 Equity Plan. These shares of Common Stock subject to the RSA shall vest upon: (i) the occurrence of one of the following events (each, an “Accelerating Event”): (A) the listing of our Common Stock on either the NYSE or the NASDAQ Stock Market; or (B) a Change in Control (as defined in the RSA Agreement); and (ii) the delivery by the RSA recipient to our Company of a Notice of Acceleration of Vesting (as defined in the RSA Agreement) no later than sixty (60) days following the earlier of (A) the date our Company sends written notice of such Accelerating Event or (B) the date the RSA recipient actually or constructively becomes aware that such Accelerating Event has occurred (such 60-day period, the “Acceleration Notice Period”).

Director Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our directors should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Please note that this disclosure excludes our other three (3) directors who also serve as Named Executive Officers of our Company. Please refer to the above to “Item 11. Executive Compensation - 2019 Summary Compensation Table” and the related narrative disclosure for information about the compensation those individuals received in their capacities as directors.

Our independent directors (“Independent Director(s)”) for the year ended December 31, 2019 were:

•	Renato V. Bosita Jr., MD.
•	Ricky Raj S. Kalra, MD.(1)

(1) On October 23, 2019, Ricky Raj S. Kalra (“Dr. Kalra”) resigned from his position as an Independent Director on our Board, which we described on a Current Report on Form 8-K filed on October 28, 2019, which is herein incorporated by reference (“October 2019 Form 8-K”). In March 2020 our Board authorized payment of $16,000 to Dr. Kalra after his resignation from the Board and subsequent forfeiture of all his then-outstanding equity in the Company, in recognition of his past service to the Board. As of March 12, 2020, our Board has not nominated a new Independent Director to replace Dr. Kalra but are currently in discussions with potential nominees.

Director Compensation Philosophy and Objectives

Our Board receives comparative market data and recommendations regarding the structure of our Independent Director compensation and the amounts paid through either cash-incentives or equity awards to our non-management directors. For year ending December 31, 2019, our Company did not pay Independent Directors a retainer in the form of cash compensation. Due to the size of our Company and our status as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, our Board determined that there is currently no need to pay a retainer fee to active Board members. However, we do pay all of our directors for their services as members of the Board in the form of stock awards. Additionally, directors who participate on a special committee of the Board may receive a one-time cash payment, at the discretion of our Board.

Director Long-Term Equity Incentive Compensation

Our Board has the authority to provide compensation to our Independent Directors on the value of and changes in the value of our Common Stock through our equity incentive plans. Please see “Item 11. Executive Compensation - Executive Long-Term Equity Incentive Compensation” for more information on our 2018 Equity Plan.

Special Committee Compensation

Upon the formation of a special committee of our Board to address a specific issue, our Board determines the amount of compensation that should be paid to the members of that special committee, based upon the amount of time and effort we expect those individuals to dedicate to that special committee.

2019 Director Compensation

For the year ended December 31, 2019, our Board did not grant any payment in form of stock awards or cash payments to our directors. Additionally, there were no independent special committees in which participating directors received additional compensation during the fiscal year 2019.

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

•

To discourage the taking of a short-term risk at the expense of long-term performance, our equity awards generally have multi-year vesting, which aligns the compensation interests of our executives with the long-term interests of our stockholders.

•

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2019.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2018 Amended and Restated Equity Incentive Plan(1)	2,648,333	$0.58	4,448,775
Equity compensation plans not approved by security holders
None.	-	$-	-
Total	2,648,333	$-	4,448,775

(1)	On June 21, 2019 at our 2019 Annual Meeting, our stockholders ratified our 2018 Equity Plan, which was approved by our Board on December 13, 2018.

Shares available for issuance under the 2018 Equity Plan may be issued pursuant to stock options, RSAs, restricted stock units, stock appreciation rights, and other stock awards approved by our Board.

As of December 31, 2019, there were stock options to purchase 1,300,000 shares of our Common Stock at a weighted average exercise price of $0.14 per share outstanding that were not subject to any equity compensation plan.

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

For more information about the material terms of the 2018 Equity Plan please see our Form 8-K filed on December 18, 2018, which is herein incorporated by reference. The awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule as set forth in individual agreements.

In the event of certain milestones, such as a change-in-control of our Company, any equity award granted under our 2018 Equity Plan will vest immediately.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 12, 2020, by: (i) those persons known by us to be owners of more than 5% of our Common Stock; (ii) each director; (iii) our Named Executive Officers for 2019; and (iv) all of our Named Executive Officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, Texas 75080.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
5% Stockholders:
Common Stock	Mark W. Brooks (2)	57,486,545	78.61%
Common Stock	Christopher C. Reeg (3)	8,094,288	11.07%
Directors and Named Executive Officers:
Common Stock	Mark W. Brooks (2)	57,486,545	78.61%
Common Stock	Christopher C. Reeg (3)	8,094,288	11.07%
Common Stock	William E. McLaughlin III (4)	475,723	0.65%
Common Stock	Renato V. Bosita Jr., MD (5)	1,475,723	2.02%
Common Stock	All directors and executive officers as a group (4 persons) (6)	67,532,279	92.35%

(1)

Applicable percentages are based on 73,124,458 shares of Common Stock issued and outstanding as of March 12, 2020. Beneficial ownership is determined by SEC rules and generally includes voting or investment power with respect to securities. Shares of Common Stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 12, 2020, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. The table includes shares of Common Stock, options and warrants and convertible notes exercisable or convertible into Common Stock and vested or vesting within sixty (60) days of March 12, 2020.

(2)

Mark W. Brooks. Mr. Brooks is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 55,000,000 shares of Common Stock owned by NC 143, 2,010,822 shares of Common Stock issuable upon the conversion of the convertible promissory notes (“Notes”) held by NC 143, and 475,723 shares of Common Stock issued to Mr. Brooks for his services to the Board. Mr. Brooks has no dispositive investment power over 475,723 shares of Common Stock awarded pursuant to a RSA until those shares vest. NC 143 may be reached at the following address: 1565 N Central Expressway, Suite 400, Richardson, TX 75080.

(3)

Christopher C. Reeg. Mr. Reeg is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 6,611,613 shares of Common Stock owned by RMI, 1,006,952 shares of Common Stock issuable upon the conversion of the Notes held by RMI, and 475,723 shares of Common Stock issued to Mr. Reeg for his services to the Board. Mr. Reeg has no dispositive investment power over 475,723 shares of Common Stock awarded pursuant to a RSA until those shares vest. RMI may be reached at the following address: 1565 N Central Expressway, Suite 500, Richardson, TX 75080.

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

(6)	All directors and Named Executive Officers as a group. This ownership disclosure includes only the ownership of current Named Executive Officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Change in Control

Between the period July 2016 through October 2016, we obtained three working capital loans in the aggregate amount of $150,000 in exchange for Notes bearing ten percent (10%) interest per annum through December 31, 2016, with principal due and payable, upon demand of the payee. For the periods subsequent to December 31, 2016, the Notes bear interest at eighteen percent (18%) per annum.

The Notes were issued as follows: $100,000 to NC 143 and $50,000 to RMI. Messrs. Brooks and Reeg have the sole discretion and right to convert all or any portion of the then unpaid principal and interest balance of the Notes into shares of our Common Stock at a conversion price of $0.08 per share.

On December 19, 2016, we entered into the Stock Purchase Agreement with NC 143 and RMI. Pursuant to the closing of the Stock Purchase Agreement Messrs. Brooks and Reeg beneficially acquired a majority of our issued and outstanding shares of Common Stock, which resulted in a Change-in-Control of our Company.

CPM Acquisition

Effective December 31, 2017, we completed the CPM Acquisition, pursuant to the securities purchase agreement (“CPM Acquisition Agreement”). During the second quarter of 2018, our Company paid $397,463, in cash, to NC 143 as a purchase price adjustment pursuant to the CPM Acquisition Agreement.

Based on our 2019 financial performance, we determined that we did not meet the earnings thresholds as detailed in the CPM Acquisition Agreement. Thus, our Company made no payments to NC 143 for either the base or bonus Earn-Out tranches.

Maxim Acquisition

On July 30, 2018, we entered into the certain securities purchase agreement (the “Maxim Purchase Agreement”), by and between Maxim, RMI, Mr. Amir David Tahernia, an individual (“Tahernia”, together with RMI, the “Sellers”) and Tahernia in his capacity as representative of the Sellers, pursuant to which we agreed to purchase all of the outstanding equity securities of Maxim (“Maxim Interests”) from the Sellers for aggregate consideration of approximately $3,400,000.

On the Maxim Closing Date, we completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement.

To finalize the working capital post-closing adjustment related to the Maxim Acquisition, our Company issued an aggregate of 120,231 restricted shares of Common Stock to the Sellers on October 4, 2018, at an agreed-upon value of $0.68 per share of Common Stock, which was equal to the 30-day volume-weighted average price of our Common Stock as of October 1, 2018. (See Note 4, “Maxim Acquisition” of our consolidated notes to our Financial Statements).

NCE, LP Leases

As disclosed in “Item 2. Properties” in this Annual Report, we lease an approximately 11,500 square-foot space as our principal executive office from NCE, LP, a real estate investment company that is 100% owned and controlled by Mr. Brooks. The CPM Lease was effective January 1, 2013, and the Fuse Lease was effective July 14, 2017. Both the CPM Lease and the Fuse Lease terminated December 31, 2017, with month-to-month renewals with the option of renegotiation a long-term lease renewal or relocation in the future. For the year ended December 31, 2019, we continued both the CPM Lease and Fuse Lease on month-to-month terms with the option of renegotiating a long-term lease renewal or relocation in the future.

For the year ended December 31, 2019, we paid approximately $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the accompanying consolidated statements of operations to our Financial Statements.

AmBio Contract

As disclosed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, AmBio provides us with payroll processing, employee benefit administration, and related human capital services to us. Mr. Brooks controls and owns 100% of AmBio. As of December 31, 2019, we had balances due to AmBio of approximately $169,944. As of December 31, 2019, approximately $212,046 of fees were paid to AmBio for its services and are reflected in selling, general, and administrative expenses on the accompanying consolidated statements of operations to our Financial Statements.

Operations

As previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report, we have entered into various related-party transactions with entities that are owned by or affiliated with our Named Executive Officers and members of our Board. The transactions included sales, purchases, commissions paid for services, and revenues related to services provided to the related party.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

For the year ended December 31, 2019, we:

•

sold Orthopedic Implant and Biologics products to MedUSA in the amounts of approximately $796,430, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements;

•

purchased approximately $31 of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories, net of allowance in our accompanying consolidated balance sheets to our Financial Statements; and

•	incurred approximately $2,462,783, in commission costs to MedUSA, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2019, we had an outstanding balance due from MedUSA of approximately $555,421. This amount is reflected in accounts receivable, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2019, we had no outstanding balances owed to MedUSA.

Filed as Exhibit 10.48 on our Annual Report on Form 10-K for the year ending December 31, 2018 which we filed with the SEC on March 21, 2019, which is hereinafter incorporated by reference (“2018 Annual Report”), payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2019, MedUSA has a past due balance of approximately $534,137.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the year ended December 31, 2019, we:

•

purchased approximately $24,967 of Orthopedic Implants, medical instruments, and Biologics from Overlord, which is reflected in inventories, net of allowance in our accompanying consolidated balance sheets to our Financial Statements; and

•	incurred approximately $165,000, in commission costs to Overlord, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2019, we had no outstanding balances owed to Overlord.

N.B.M.J., Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the year ended December 31, 2019, we sold Biologics products to NBMJ in the amount of approximately $443,056, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2019, we had no outstanding balances due from NBMJ.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2019, we:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $113,473, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements;

•	incurred approximately $80,272, in commission costs to Bass, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2019, we had an outstanding balance due from Bass of approximately $7,149. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

Filed as Exhibit 10.56 with our 2018 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

For the year ended December 31, 2019, we incurred approximately $467,195 in commission costs to Sintu, which is reflected in commissions in our accompanying consolidated statements of operations to our Consolidated Financial Statements.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2019, we sold Orthopedic Implant and Biologics products to Tiger in the amount of approximately $283,435, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2019, we had an outstanding balance due from Tiger of approximately $30,525. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets.

Filed as Exhibit 10.57 with our 2018 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2019, Tiger has a past due balance of $30,525.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the year ended December 31, 2019, we sold Modal production in the amount of approximately $40,700, which is reflected in the consolidated statement of operations to our Financial Statements.

During the year ended December 31, 2019 we purchased approximately $1,082,643, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2019, we had an outstanding balance owed to Modal of approximately $53,854. This amount is reflected in accounts payable in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2019, we had an outstanding balance due from Modal of approximately $40,700. This amount is reflected in accounts payable in our accompanying consolidated balance sheets to our Financial Statements.

Filed as 10.64 with our 2018 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2019, we owe $53,854 and are due $40,700.

Director Independence

We use the definition of “independent” set forth in the listing standards of NASDAQ. Currently, we believe that one (1) of our directors Renato V. Bosita Jr., MD, is considered “independent” according to the NASDAQ standards. Our remaining three (3) directors are Named Executive Officers, and both Mr. Brooks and Mr. Reeg are five percent (5%) stockholders. Thus, the remaining three (3) directors do not qualify as “independent” under the NASDAQ standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Baker Tilly formerly, Montgomery Coscia Greilich, LLP (“MCG”), were pre-approved by our Board. The following table shows the fees we paid Baker Tilly for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees (1)	$100,586	$81,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$100,586	$81,000

(1)

Audit fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements. We engaged Baker Tilly (formerly MCG) for 2019 and 2018, respectively.

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

10.4

Commercial Property Lease Agreement dated January 1, 2013 by and between CPM Medical Consultants, LLC and 1565 North Central Expressway, LP. (filed as Exhibit 10.4 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.5

Commercial Property Lease Agreement dated July 14, 2017 by and between Fuse Medical, Inc. and 1565 North Central Expressway, LP. (filed as Exhibit 10.5 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

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

10.14

Distributorship Agreement, dated October 1, 2015, by and between CPM Medical Consultants, LLC and Vivex Biomedical, Inc. (filed as Exhibit 10.26 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.15

Distributor Purchase and Sales Agreement, dated January 27, 2015, by and between CPM Medical Consultants, LLC and Precision Spine, Inc. (filed as Exhibit 10.27 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.16

Distributor Agreement, dated January 1, 2016, by and between CPM Medical Consultants, LLC and FH Ortho, Inc. (filed as Exhibit 10.28 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.17

Indemnification Agreement, dated December 19, 2016, by and between Fuse Medical, Inc. and William E. McLaughlin. (filed as Exhibit 10.39 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.18

Indemnification Agreement, dated August 1, 2017, by and between Fuse Medical, Inc. and Renato V. Bosita Jr., M.D. (filed as Exhibit 10.40 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

Exhibit No.	Description

10.19

Indemnification Agreement, dated July 13, 2017, by and between Fuse Medical, Inc. and “Ricky” Raj S. Kalra, M.D. (filed as Exhibit 10.41 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.20

Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and MedUSA Group, LLC. (filed as Exhibit 10.48 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.21*	Amendment to the Stocking and Distribution, dated February 24, 2020, by and between CPM Medical Consultants, LLC and MedUSA Group, LLC.

10.22

Purchase and Sales Agreement, dated March 14, 2018, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC. (filed as Exhibit 10.49 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.23

Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC. (filed as Exhibit 10.50 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.24

Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Texas Overlord, LLC. (filed as Exhibit 10.51 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.25

Stocking and Distribution Agreement, dated January 1, 2018, by and between CPM Medical Consultants, LLC and NBMJ, Inc. D/B/A Incare Technologies. (filed as Exhibit 10.52 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.26

Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Bass Bone & Spine Specialists, LLC. (filed as Exhibit 10.56 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.27

Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Tiger Orthopedics, LLC. (filed as Exhibit 10.57 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.28

Stocking and Distribution Agreement, dated January 1, 2018, by and between CPM Medical Consultants, LLC and Sintu, LLC. (filed as Exhibit 10.58 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.29

Stocking and Distribution Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Recon Orthopedics, LLC. (filed as Exhibit 10.59 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.30

Sales and Distribution Services Agreement, dated November 1, 2017, by and between CPM Medical Consultants, LLC and Reeg Medical Industries, Inc. (filed as Exhibit 10.63 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.31

Stocking and Distribution Agreement, dated August 31, 2018, by and between CPM Medical Consultants, LLC and Modal Manufacturing, LLC. (filed as Exhibit 10.64 to the Company’s Form 10-K, filed on March 21, 2019 and incorporated herein by reference).

10.32

Amended and Restated Business Loan Agreement, dated December 31, 2017, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical., and CPM Medical Consultants, LLC (filed as Exhibit 10.1 to our Company’s Form 8-K filed on January 11, 2018 and incorporated herein by reference).

10.33

Limited Waiver and First Amendment to Amended and Restated Business Loan Agreement, dated September 21, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as Exhibit 10.2 to our Company’s Form 8-K filed on November 21, 2018 and incorporated herein by reference).

10.34

Limited Waiver and Second Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as Exhibit 10.3 to our company’s Form 8-K filed on November 21, 2018 and incorporated herein by reference).

Exhibit No.	Description

10.35

Limited Waiver and Third Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as

Exhibit 10.4 to our company’s Form 8-K filed on May 13, 2019 and incorporated herein by reference).

10.36

Limited Waiver and Fourth Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as Exhibit 10.5 to our company’s Form 8-K filed on December 20, 2019 and incorporated herein by reference).

13.1	Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed March 21, 2019 and incorporated herein by reference).

21.1*	List of Subsidiaries of Fuse Medical, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: March 30, 2020	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2020	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Chief Financial Officer and Director (Principal Financial Officer)

Date: March 30, 2020	By:	/s/ Mark W. Brooks
Mark W. Brooks President, Director, and Chairman of the Board

Date: March 30, 2020	By:	/s/ Renato V. Bosita, Jr.
Renato V. Bosita, Jr., MD Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The stockholders and the board of directors of Fuse Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years in the two-year period ended 2019 and 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended 2019 and 2018, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant operating losses in 2019 and 2018 and has an accumulated deficit of $2,595,813 and negative stockholders’ equity of $1,222,133 at December 31, 2019.  Additionally, the Company’s revenues declined in 2019 by $3,441,761 as a result of competitive pressures.  The Company was out of compliance with its loan covenants at various times during 2019 and 2018, which were waived by the lender, but resulted in reductions of borrowing capacity on the loan facility.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s evaluation of these conditions and management’s plans regarding these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2018.

Plano, Texas

March 30, 2020

FUSE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,099,310	$844,314
Accounts receivable, net of allowance of $1,343,278 and $667,963, respectively	6,174,299	5,225,999
Inventories, net of allowance of $3,805,730 and $1,711,871, respectively	7,855,887	11,075,889
Prepaid expenses and other current assets	39,850	29,553
Total current assets	15,169,346	17,175,755
Property and equipment, net	32,639	42,974
Deferred taxes, net	-	760,993
Intangible assets, net	1,206,620	1,288,040
Goodwill	1,972,886	2,905,089
Total assets	$18,381,491	$22,172,851
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$2,752,854	$2,712,919
Accrued expenses	3,302,904	2,784,271
Notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,752,501	1,477,448
Total current liabilities	7,958,259	7,124,638
Earn-out liability	11,645,365	13,581,529
Total liabilities	19,603,624	20,706,167
Commitments and contingencies	-	-
Stockholders’ equity (Accumulated deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 73,124,458 shares issued and outstanding as of December 31, 2019 and 74,600,181 shares issued and outstanding as of December 31, 2018	731,245	746,002
Additional paid-in capital	642,435	-
Retained earnings (Accumulated deficit)	(2,595,813)	720,682
Total stockholders’ equity (Accumulated deficit)	(1,222,133)	1,466,684
Total liabilities and stockholders’ equity (Accumulated deficit)	$18,381,491	$22,172,851

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars, except share data)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net revenues	$22,900,277	$26,342,038
Cost of revenues	11,762,790	13,352,558
Gross profit	11,137,487	12,989,480
Operating expenses
Selling, general, administrative and other	8,466,077	8,466,128
Commissions	5,982,075	6,431,967
Depreciation and amortization	107,073	49,685
Goodwill impairment	932,203	-
Total operating expenses	15,487,428	14,947,780
Operating loss	(4,349,941)	(1,958,300)
Other income (expense):
Change in fair value of contingent purchase consideration	1,936,164	5,663,014
Interest expense	(121,633)	(133,944)
Total other income (expense)	1,814,531	5,529,070
Operating income (loss) before income tax	(2,535,410)	3,570,770
Income tax expense (benefit)	781,085	(386,784)
Net income (loss)	$(3,316,495)	$3,957,554
Earnings (loss) per common share - basic	$(0.05)	$0.06
Earnings (loss) per common share - diluted	$(0.05)	$0.05
Weighted average number of common shares outstanding - basic	70,221,566	67,669,615
Weighted average number of common shares outstanding - diluted	70,221,566	73,926,296

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2017	69,158,308	$691,583	$(8,673,092)	$-	$(7,981,509)
Restricted stock awards granted	1,111,115	11,111	199,777	-	210,888
Stock based compensation	-	-	624,041	-	624,041
CPM working capital purchase price adjustment	-	-	(397,463)	-	(397,463)
Inventory contributed by stockholder	-	-	1,547,807	-	1,547,807
Purchase of Maxim Surgical	4,330,758	43,308	3,238,449	-	3,281,757
Adjustment to CPM purchase price accounting	-	-	223,609	-	223,609
Net income	-	-	3,236,872	720,682	3,957,554
Balance, December 31, 2018	74,600,181	746,002	-	720,682	1,466,684
Stock based compensation	-	-	627,678	-	627,678
Restricted stock forfeiture	(1,475,723)	(14,757)	14,757	-	-
Net loss	-	-	-	(3,316,495)	(3,316,495)
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cash flows from operating activities:
Net income (loss)	$(3,316,495)	$3,957,554
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107,073	49,685
Change in fair value of contingent purchase consideration	(1,936,164)	(5,663,014)
Impairment of goodwill	932,203	-
Stock based compensation	627,678	834,929
Provision of bad debts and discounts	675,315	168,864
Provision for slow moving and obsolete inventory	2,093,858	601,129
Deferred income tax expense (benefit)	760,993	(431,272)
Changes in operating assets and liabilities:
Accounts receivable	(1,623,615)	917,689
Inventories, net of slow-moving and obsolescence reserves	1,126,144	1,280,427
Prepaid expenses and other current assets	(10,297)	2,913
Accounts payable	39,935	(82,824)
Accrued expenses	518,633	843,820
Net cash provided by/(used in) operating activities	(4,739)	2,479,900
Cash flows from investing activities:
Purchases of property and equipment	(15,318)	(41,838)
Acquisition of Maxim Surgical, net of cash acquired	-	(63,097)
Net cash used in investing activities	(15,318)	(104,935)
Cash flows from financing activities:
Net proceeds from senior secured revolving credit facility	275,053	(1,937,903)
Purchase price adjustment - CPM acquisition	-	(397,463)
Net cash provided by/(used in) financing activities	275,053	(2,335,366)
Net increase in cash and cash equivalents	254,996	39,599
Cash and cash equivalents - beginning of year	844,314	804,715
Cash and cash equivalents - end of year	$1,099,310	$844,314
Supplemental disclosure of cash flow information:
Cash paid for interest	$94,545	$107,521
Non-cash investing and financing activities:
Inventory contributed by stockholder	$-	$2,063,742
Stock issued for Maxim Acquisition	$-	$3,281,757

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Nature of Operations

Overview

The Company was initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation. In July 1999, American Metals Service, Inc. changed its name to GolfRounds, Inc. and was redomiciled to Delaware through a merger. Effective May 28, 2014, GolfRounds amended its certificate of incorporation to change its name to Fuse Medical, Inc., and Fuse Medical, LLC, an unrelated entity, merged with and into a wholly-owned subsidiary of Fuse Medical, Inc., with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016, the Change-in-Control Date, the Company entered into a Stock Purchase Agreement by and between the Company, NC 143 which is controlled by Mr. Brooks, the Company’s Chairman of the Board and President; and RMI, which is owned and controlled by Mr. Reeg, the Company’s Chief Executive Officer and Secretary. The closing of the Stock Purchase Agreement resulted in a change-in-control of the Company whereby the Mr. Brooks and Mr. Reeg beneficially acquired approximately 61.4% of the Company’s issued and outstanding shares of Common Stock, immediately after the Change-in-Control Date.

On December 31, 2017, the Company completed the acquisition of CPM pursuant to the CPM Acquisition Agreement. Subsequent to the Change-in-Control Date, CPM and Company operations are consolidated. (See Note 3, “CPM Acquisition”)

On August 1, 2018, the Maxim Closing Date, the Company completed the acquisition of Maxim Surgical, pursuant to the Maxim Purchase Agreement. As of the Maxim Closing Date, Maxim and Company operations are consolidated. (See Note 4, “Maxim Acquisition”),

Nature of Business

The Company is a manufacturer, distributor, and wholesaler of medical device implants, offering a broad portfolio of Orthopedic Implants including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) full spinal implants for trauma, degenerative disc disease and deformity indications; and (v) a wide array of osteo-biologics, regenerative tissues and amniotic tissue, which include human allografts, substitute bone materials, and tendons and regenerative tissues and fluids. All of the Company’s medical devices are approved by the FDA for sale in the United States, and all of the Company’s Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks.

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

The Company continuously reviews and expands its product lines to ensure that they offer a comprehensive, high-quality and cost-effective selection of Orthopedic Implants and Biologics so that the Company can be more relevant to its customer needs while continuing to grow its existing customer base. Additionally, the Company continues to grow its manufacturing operations, both by internal product development as well as the acquisition of existing FDA approved devices.

Going Concern

The accompanying audited consolidated financial statements have been prepared as if the Company will continue as a going concern. Through December 31, 2019, the Company has accumulated losses of $2,595,813 and a stockholders’ deficit of $1,222,133.  Revenue declined by $3,441,761 in 2019 as the result of competitive pressures.  The Company was out of compliance with its loan covenants at various times during the years ended December 31, 2019 and 2018 and obtained waivers from the lender to cure the violations, but had reductions of the credit facility amount as a result of the covenant violations.  The Company’s management has determined that these conditions and events raise substantial doubt about the ability of the Company to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP), requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the valuation of inventories, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company’s expectation of future taxable income and allowable deductions and the fair value calculations of stock-based compensation and earn-out liability. (See Note 3, “CPM Acquisition”)

Segment Reporting

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

Reclassification

Upon further review the Company determined that its restricted shares should be considered legally outstanding but excluded from basic EPS and included in diluted EPS as the performance conditions have not been met.  Additionally, prior year common stock and additional paid in capital amounts have been reclassified by $31,111.  The impact to the financial statements was considered insignificant.

Earnings (loss) Per Common Share

Earnings (loss) per common share, basic is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Shares of restricted stock are included in the basic weighted-average number of common shares outstanding from the time they vest.

Diluted earnings (loss) per common share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. For the years ended December 31, 2019, the Company excluded the effects of outstanding stock options as their effects were antidilutive due to the Company’s operating loss during these periods.

For the year ended December 31, 2019, restricted common stock shares and common stock equivalents of 6,771,779 have been excluded from diluted earnings per share because to include them would have been antidilutive (see Note 10, for the terms and conditions of restricted stock).

The Company identified an error in the weighted average number of shares outstanding used in its calculation of earnings per share for the year ended December 31, 2018. The comparative financial statements have been adjusted to reflect this immaterial correction.   The Company performed a quantitative and qualitative analysis and determined that the error was not material to the previously reported results for the year ended December 31, 2018.

	As Previously
	Reported	As Revised
Weighted average number of common shares outstanding - basic	68,020,348	67,669,615
Weighted average number of common shares outstanding - diluted	70,945,602	73,926,296
Net income (loss) per share - basic	$(0.06)	$0.06
Net income (loss) per share - diluted	$(0.06)	$0.05

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

In connection with the CPM Acquisition, the Company initially recorded a $19,244,543 liability related to the Earn-Out portion of the purchase consideration. (See Note 3, “CPM Acquisition,” for further discussion of the Earn-Out liability.) The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s earnings. The Earn-Out payments are based on the financial performance of the Company between the period of January 1, 2018, and December 31, 2034. The base amount of the Earn-Out is $16,000,000 with an additional bonus payment of $10,000,000. The payments of the base and bonus Earn-Out amounts are subject to the Company meeting certain earnings thresholds as detailed in the CPM Acquisition Agreement. The Earn-Out payments during the Earn-Out period specified above, ranges from $0 to $26,000,000.

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

The Earn-Out liability, which represented contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the consolidated statements of operations at each reporting period.

For the year ended December 31, 2019 and 2018, the Company has determined the earnings threshold as detailed in the CPM Acquisition Agreement was not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2019 and 2018 financial performance.

The Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was reduced by $1,936,164 from $13,581,529 to $11,645,365 in 2019 and reduced by $5,663,014 from $19,244,543 to $13,581,529 in 2018 and reflected as “Change in fair value of contingent purchase consideration” on our Consolidated Financial Statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2019, and December 31, 2018. The Company’s cash is concentrated in two large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through December 31, 2019. As of December 31, 2019 and 2018, there were deposits of $599,309 and $322,693, respectively, which were greater than federally insured limits.

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

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstance, warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative and other expenses on the Company’s accompanying audited consolidated statement of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) less an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, Orthopedic Implants) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials and tendons, as well as regenerative tissues and fluids (collectively, Biologics). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the net realizable value of inventories.

During 2019, the Company revised its estimate for slow moving and obsolete inventory. As a result, the Company’s management increased the inventory reserve for slow moving and obsolescence by $2,093,859, which is reflected in inventory and cost of revenues on the Company’s audited consolidated balance sheets and statements of operations, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.   The Company reviews long-lived assets for impairment annually or whenever changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

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

Goodwill is not amortized, but is tested at least annually for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company performs the annual assessment of the recoverability of goodwill during the fourth quarter of each fiscal year, and in 2019, an impairment charge of $932,203 was recognized.   No goodwill impairment was recognized during 2018.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life. (See Note 6, “Goodwill and Intangible Assets” for additional related disclosures.)

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

Revenue Differentiation

The Company measures sales volume based on medical procedures in which the Company’s products are sold and used (Cases). The Company considers Cases resulting from direct sales to medical facilities to be Retail Cases and Cases resulting from sales to third-parties, such as non-medical facilities, distributors, or sub-distributors, to be Wholesale Cases. Some of the Company’s sales for Wholesale Cases are on a consignment basis with a third-party. When consigned, the revenue is not recorded until the device is implanted in a patient during surgery.  In the Company’s industry, Retail Cases are typically sold at higher price points than Wholesale Cases, resulting in greater revenue and gross profit per Case.

	Year Ended
	December 31, 2019	December 31, 2018
Category
Retail	$19,082,561	$20,332,962
Wholesale	3,817,716	6,009,076
Total	$22,900,277	$26,342,038

Cost of Revenues

Cost of revenues consists of cost of goods sold, freight and shipping costs for items sold to customers, cost of storage, investment in medical instruments, which are expensed when acquired, inventory shrink, and an estimate for slow-moving, expired inventory, and inventory obsolescence.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2019 and 2018, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company presently leases office space on a month to month basis as described in Note 12.  As such, the adoption of the standard was not material.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 effective December 31, 2019, on a prospective basis.  Upon adoption, the Company recorded a goodwill impairment of $932,203.

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

The Company recorded $19,244,543 as a contingent liability related to the fair value of the $26,000,000 Earn-Out liability at its fair value as of the CPM Effective Date, with a corresponding offset to additional paid-in capital on the Company’s accompanying consolidated balance sheets. For the years ended December 31, 2019 and 2018, the Company determined the earnings threshold, as detailed in the CPM Acquisition Agreement, were not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2019 and 2018 financial performance.

As of December 31, 2019, the Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was reduced by $1,936,164 from $13,581,529 to $11,645,365. For the year ended December 31, 2018, the Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529.  The Company’s management will evaluate the estimated fair value of the Earn-Out liability annually. See “Note 2 Fair Value Measurements.”

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

Note 4. Maxim Acquisition

On August 1, 2018, the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement between the Company, the Sellers and Tahernia as the representative of the Sellers. Before the Maxim Acquisition, Mr. Reeg served as Maxim’s President. (See Note 1, “Nature of Operations – Overview.”)

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

Unaudited pro forma information for the year ended December 31, 2018 is as follows:

	Year Ended December 31, 2018 - Unaudited
	Historical Fuse Medical, Inc.	Historical Maxim Surgical	Pro forma Adjustments	Pro forma Combined
Revenue	$26,342,038	$796,014	$(459,074)	$26,678,978
Net income (loss)	$3,957,554	$(374,137)	$-	$3,583,417
Net income per common share - basic	$0.06	$-	$-	$0.05

The supplemental pro forma revenue was adjusted to exclude $459,074 of intercompany transactions for the year ended December 31, 2018. The number of shares outstanding used in calculating the net loss per common share – basic was 68,020,348 for the year ended December 31, 2018.

The Company is managed and operates in one operating and reporting segment, as Maxim Surgical integrated into the Company’s existing operations.

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Computer equipment and software	$51,303	$41,840
Furniture and fixtures	-	5,047
Office equipment	20,333	21,913
Property and equipment costs	71,636	68,800
Less: accumulated depreciation	(38,997)	(25,826)
Property and equipment, net	$32,639	$42,974

Depreciation expense for the year ended December 31, 2019 and 2018 was $25,653 and $15,760 respectively. Additionally, $12,482 of fully depreciated assets were retired during 2019

Note 6. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	December 31, 2019	December 31, 2018	Amortization period (years)
Intangible assets:
Non-compete agreements	$61,766	$61,766	2
510k product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,321,965	1,321,965
Less: accumulated amortization	(115,345)	(33,925)
Intangible assets, net	1,206,620	1,288,040
Goodwill	$1,972,886	$2,905,089	Indefinite

Amortization expense for the years ended December 31, 2019 and 2018 was $81,420 and $33,925 respectively.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, product technology and customer relationships.

The following is a schedule by year of the Company’s future amortization expense related to the finite-live intangible assets as of December 31, 2019:

Year Ended December 31,
2020	$68,544
2021	50,529
2022	50,529
2023	50,529
2024	50,529
Beyond	231,580
$502,240

The Company performed its annual goodwill impairment test by comparing the fair value of the reporting units with its carrying amount. The fair value of the reporting units was determined utilizing both a discounted cash flow and merger and acquisitions methodology in the conclusion of value. The carrying value exceeded its fair value and a goodwill impairment charge of $932,203 was recognized. There was no goodwill impairment during 2018.

Note 7. Revolving Line of Credit

On December 29, 2017, the Company became party to the RLOC with Amegy Bank. The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000.  The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. The Company’s Chairman of the Board and President initially personally guaranteed fifty percent (50%) of the outstanding RLOC amount.

On November 19, 2018, the Company executed the Second Amendment to the RLOC with Amegy Bank. The Second Amendment (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that the Company will not permit: the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; EBITDA to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

On May 9, 2019, the Company executed the Third Amendment to the RLOC with Amegy Bank. Pursuant to the Third Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that the Company will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019 and (vi) rescinded the Loan Sweep Feature, requiring the Company to give notice of each requested loan by delivery of Advance Request to Amegy Bank.

On December 18, 2019, the Company executed the Fourth Amendment to the RLOC with Amegy Bank. Pursuant to the Fourth Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $2,750,000, (iii) reduced and limited the annual salary of the Company’s Chairman of the Board and President, Mr. Brooks, to not exceed $550,000, (iv) amended the financial covenants to state that the Company will not permit EBITDA to be less than $600,000 for the fiscal quarter ending December 31, 2019 and $125,000 for the fiscal quarter ending March 31, 2020, (v) extended the termination date of the RLOC to May 4, 2020 and (vi) provides for our Chairman of the Board and President to personally guarantee one hundred percent (100%) of the outstanding RLOC amount. The Company was in compliance with all RLOC covenants as of December 31, 2019.

The outstanding balance of the RLOC was $1,752,501 and $1,477,488 at December 31, 2019 and 2018, respectively. Interest expense incurred on the RLOC was $121,633 and $106,943 for the year ended December 31, 2019 and 2018, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the RLOC at December 31, 2019 and 2018 was $4,437 and $4,350, respectively, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets. At December 31, 2019, the effective interest rate was calculated to be 6.26%.

Note 8. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for Notes bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”) and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes remain outstanding and principal and interest are due and payable upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

During the years ended December 31, 2019 and 2018, interest expense of $27,000 and $27,000, respectively, is reflected in interest expense on the Company’s accompanying consolidated statements of operations. As of December 31, 2019, and 2018, accrued interest was $86,096 and $59,096, respectively, which is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases office space under a noncancelable operating lease agreement, from a real estate investments company that is owned and controlled by the Company’s Chairman of the Board and President. This lease terminated December 31, 2017 with month-to-month renewals. The lease requires monthly payments of $14,000. Annual rent expense was approximately $168,000 and $168,000 for the years ended December 31, 2019 and 2018, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The Company leases office equipment under two noncancelable operating lease agreements which expire March 2021 and March 2024. In aggregate, these office equipment leases require monthly payments of approximately $849. Rent expense for the equipment leases totaled approximately $10,000 and $11,000 for the years ended December 31, 2019 and 2018, respectively, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2019:

Year Ended December 31,
2020	$10,184
2021	7,749
2022	7,261
2023	7,261
2024	1,210
$33,665

Note 10. Stockholders’ Equity

The 2018 Equity Plan is the Company’s stock-based compensation plan. The 2018 Equity Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule set forth in individual agreements.

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

The Company made an accounting policy election to account for forfeitures when they occur, versus estimating the number of awards that are expected to vest, in accordance with ASU 2016-09.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to the Company’s product advisory board members, certain key employees, and marketing representatives during:

Assumptions	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Expected term (years)	10.0	10.0
Expected volatility	105.35 - 118.52%	107.22%
Weighted-average volatility	108.52%	107.22%
Risk-free interest rate	2.670%	2.785%
Dividend yield	0.0%	0.0%
Expected forfeiture rate	n/a	n/a

For the years ended December 31, 2019 and 2018, the Board granted 1,650,000 and 3,930,000, respectively, of non-qualified stock option awards (“NQSO”) to the Company’s Scientific Advisory Board members, certain key employees and marketing representatives. For the year ended December 31, 2019 and December 31, 2018, the Company amortized $627,678 and $624,041 relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying consolidated statement of operations. The Company will recognize $1,127,547 as an expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity during the year ended December 31, 2019 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2018	3,915,000	$0.78	7.00	$443,000
Granted	1,650,000	0.58
Exercised	—	—
Forfeited	(1,616,667)	1.06
Expired	-	—
Balance outstanding at December 31, 2019	3,948,333	$0.61	6.08	$157,000
Exercisable at December 31, 2019	1,734,999	$0.50	3.71	$-

The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $.58.

Restricted Common Stock

The non-vested RSAs, as of December 31, 2019, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company of a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period.

As of December 31, 2019, it was not probable that the performance conditions on the outstanding options would be met, therefore, no expense has been recorded for the year ended December 31, 2019. The Company amortized $210,888 relating to the vesting of RSAs, prior to the reissuance of the units with performance conditions, for the year ended December 31, 2018, which is included in selling, general, administrative, and other expenses, on the accompanying consolidated statement of operations.

The following table summarizes the RSAs activity for the year ended December 31, 2019:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	4,378,615	$2,313,500	$0.53
Granted	-	-	-
Vested	-	-	-
Forfeited	(1,475,723)	(930,700)	$0.63
Non-vested, December 31, 2019	2,902,892	$1,382,800	$0.48

Note 11. Income Taxes

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

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Current:
Federal	$-	$-
State	20,092	48,711
	20,092	48,711
Deferred:
Federal	760,993	(435,495)
State	-	-
	760,993	(435,495)
Total Income tax expense (benefit)	$781,085	$(386,784)

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$373,033	$216,793
Accounts receivable	282,088	140,272
Compensation	364,605	232,793
Inventory	734,524	383,744
Other	-	28,128
Total deferred tax assets	1,754,250	1,001,730
Deferred tax liabilities:
Intangibles	(218,427)	(232,835)
Property and equipment	(6,239)	(7,902)
Total deferred tax liabilities	(224,666)	(240,737)
Deferred tax assets, net	1,529,584	760,993
Valuation allowance:
Beginning of year	-	-
Increase during year	(1,529,584)	-
Ending balance	(1,529,584)	-
Net deferred tax asset	$-	$760,993

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance in 2019 due to the uncertainty of realization.  Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with the deferred tax assets.  The valuation allowance established during the year ended December 31, 2019 was $1,529,584.

At December 31, 2019, the Company estimates it has approximately $1,776,327 of net operating loss carryforwards of which $899,331 which will expire during 2020 through 2037. The Company’s management believes its tax positions are more likely than not of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of December 31, 2019, the Company’s tax years 2016 through 2018 remain open for IRS audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	-0.6%	1.1%
Deferred tax asset valuation allowance	-60.3%	0.0%
Permanent differences	8.2%	-32.8%
Other reconciling items	0.9%	-0.1%
Effective income tax rate	-30.8%	-10.8%

Our effective income tax rates for the years ended December 31, 2019 and 2018 were -30.8% and -10.8%, respectively. The decrease between years is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 12. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2019 and 2018, the following significant customers had an individual percentage of total revenue of approximately ten percent (10%) or greater:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Customer 1	9.91%	19.78%
Totals	9.91%	19.78%

At December 31, 2019 and 2018, the following significant customers had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	December 31, 2019	December 31, 2018
Customer 1	(a)	15.03%
Totals	(a)	15.03%

(a)	There were no customers with a concentration of accounts receivable over 10% as of December 31, 2019.

For the years ended December 31, 2019 and 2018, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Supplier 1	21.60%	13.20%
Supplier 2	4.30%	10.50%
Supplier 3	12.80%	0.90%
Totals	38.70%	24.60%

Note 13. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals. For the year ended December 31, 2019 and 2018, the Company paid approximately $168,000 and $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

AmBio Contract

The Company engaged AmBio, Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of December 31, 2019, AmBio operations support approximately 59 FTEs. Of those 59 FTEs, 43 FTEs directly support the Company, 9 FTEs support the operations of other companies and the Company shares 7 FTEs with other companies.

As of December 31, 2019, and December 31, 2018, the Company owed amounts to AmBio of approximately $169,944 and $180,000, respectively, which is reflected in the accounts payable on the Company’s consolidated balance sheets. For the year ended December

31, 2019, and 2018, the Company paid approximately $ 212,045 and $ 224,000, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid, and shared-service fee arrangements.

MedUSA Group, LLC

MedUSA is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

During the years ended December 31, 2019 and 2018, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $796,430 and $2,069,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•

purchased approximately $31 and $650,000, respectively, of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories, net of allowance in the Company’s accompanying consolidated balance sheets; and

•	incurred approximately $2,462,783 and $2,139,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2019, and December 31, 2018, the Company had outstanding balances due from MedUSA of approximately $555,421 and $389,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying consolidated balance sheets.

As of December 31, 2019, the Company had no outstanding balances owed to MedUSA. As of December 31, 2018, the Company owed $8,000 to MedUSA, which was reflected in accounts payable in the Company’s accompanying consolidated balance sheets.

Payment terms per our stocking and distribution agreement with MedUSA are 30 days from receipt of invoice. As of December 31, 2019, MedUSA has a past due balance of approximately $534,137.

Texas Overlord, LLC

Overlord is an investment holding-company owned and controlled by Mr. Brooks.

During the years ended December 31, 2019 and 2018, the Company:

•

purchased approximately $24,967 and $547,000, respectively, of Orthopedic Implants, medical instruments, and Biologics from Overlord, which is reflected in inventories, net of allowance on the Company’s accompanying consolidated balance sheets; and

•	incurred approximately $165,000 and $635,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2019, and December 31, 2018, the Company has no outstanding balances due from Overlord.

As of December 31, 2019, and December 31, 2018, the Company has outstanding balances owed to Overlord of zero and $2,000, respectively. These amounts are reflected in accounts payable in the Company’s accompanying consolidated balance sheet.

N.B.M.J., Inc.

NBMJ is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the years ended December 31, 2019 and 2018, the Company sold Biologics products to NBMJ in the amounts of approximately $443,056 and $373,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

As of December 31, 2019, and December 31, 2018, the Company has outstanding balances due from NBMJ of zero and approximately $155,000, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying consolidated balance sheets.

Bass Bone and Spine Specialists

Bass operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2019 and 2018, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $113,473 and $763,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•	incurred approximately $80,272 and $8,000, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2019, and December 31, 2018, the Company has outstanding balances due from Bass of approximately $7,149 and $179,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2019 and 2018, the Company: incurred approximately $467,195 and $860,000, respectively, in commission costs to Sintu, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

Recon Orthopedics, LLC

Recon operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2019 and 2018, the Company incurred approximately $0 and $209,000, respectively, in commission costs to Recon, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

During the year ended December 31, 2019 and 2018, the Company earned approximately $0 and $4,000, respectively, pursuant to the Company’s shared-services agreement with Recon, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations. The Company terminated the shared services agreement effective April 30, 2018.

Tiger Orthopedics, LLC

Tiger operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2019 and 2018, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $283,435 and $154,000, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations.

As of December 31, 2019, and December 31, 2018, the Company has outstanding balances due from Tiger of approximately $30,525 and $5,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the year ended December 31, 2019, we sold Modal products in the amount of approximately $40,700, which is reflect in the statement of operations in our financial statements.

During the years ended December 31, 2019 and 2018, the Company purchased approximately $1,082,643 and zero respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance on the Company’s accompanying unaudited consolidated balance sheets.

As of December 31, 2019, and 2018, the Company had outstanding balances due from Modal of approximately $40,700 and zero, respectively. This is reflected in accounts payable in the Company’s accompanying audited consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2019, the Company owes a balance of $53,854.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 27, 2020, the date the financial statements were available to be issued.

In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including to geographic locations in which the Company operates. As of the date above, the Company’s evaluation of the effects of the continuing outbreak of COVID-19 is ongoing.

A significant percentage of the Company’s products are utilized in elective surgeries or procedures. In March 2020, many city, state and local governments began issuing orders temporarily halting the performance of elective surgeries in order to better allocate medical supplies, resources and facilities to treatment of COVID-19 patients. These governmental jurisdictions include cities, counties and states in areas we serve.  As a result of these government orders, we have started to experience a reduction in demand for our products.  We anticipate that when these temporary orders are lifted, those patients, surgeons and hospital that had deferred elective procedures will then proceed with the deferred elective procedures in addition to performing elective procedures which will arise in the ordinary course after the temporary orders are lifted.  However, the Company cannot reasonably estimate the length or severity of this pandemic or how long the government orders will be in effect. Any extended prohibitions on elective procedures and subsequent decrease in demand for our products resulting from the COVID-19 outbreak would adversely affect our revenues and results of operation during that temporary prohibition period. We believe, however, that product demand will return to normal levels after the temporary orders are lifted and our end customers begin to address the backlog of elective surgeries in addition to ordinary course demand. The related financial impact of the COVID-19 outbreak, however, cannot be reasonably estimated at this time.

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.