Form 10-Q
period 2020-03-31
Fuse Medical, Inc.
filed 2020-05-22
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 11, 2020, 73,124,458 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$753,268	$1,099,310
Accounts receivable, net of allowance of $1,958,621 and $1,343,278, respectively	4,414,311	6,174,299
Inventories, net of allowance of $3,886,920 and $3,805,730, respectively	7,801,964	7,855,887
Prepaid expenses and other current assets	117,370	39,850
Total current assets	13,086,913	15,169,346
Property and equipment, net	43,768	32,639
Intangible assets, net	1,186,265	1,206,620
Goodwill	1,972,886	1,972,886
Total assets	$16,289,832	$18,381,491
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$2,571,692	$2,752,854
Accrued expenses	2,762,931	3,302,904
Notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,503,320	1,752,501
Total current liabilities	6,987,943	7,958,259
Earn-out liability	11,645,365	11,645,365
Total liabilities	18,633,308	19,603,624
Commitments and contingencies	-	-
Stockholders' equity (Accumulated deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,124,458 shares issued and outstanding as of March 31, 2020 and December 31, 2019.	731,245	731,245
Additional paid-in capital	805,091	642,435
Accumulated deficit	(3,879,812)	(2,595,813)
Total stockholders' deficit	(2,343,476)	(1,222,133)
Total liabilities and stockholders' equity (Accumulated deficit)	$16,289,832	$18,381,491

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except per share data)

	For the Three Months Ended March 31,
	2020	2019

Net revenues	$4,636,503	$4,770,659
Cost of revenues	1,982,896	1,975,345
Gross profit	2,653,607	2,795,314
Operating expenses:
Selling, general, administrative and other	2,480,771	2,364,168
Commissions	1,391,117	1,005,531
Depreciation and amortization	29,983	25,724
Total operating expenses	3,901,871	3,395,423
Operating loss	(1,248,264)	(600,109)
Other expense:
Interest expense	31,001	25,435
Total other expense	31,001	25,435
Operating loss before tax	(1,279,265)	(625,544)
Income tax expense/(benefit)	4,734	(114,546)
Net loss	$(1,283,999)	$(510,998)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of Common Stock outstanding - basic and diluted	70,221,566	70,221,566

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)
Stock based compensation	-	-	162,656	-	162,656
Net loss	-	-	-	(1,283,999)	(1,283,999)
Balance, March 31, 2020	73,124,458	$731,245	$805,091	$(3,879,812)	$(2,343,476)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	74,600,181	$746,002	$-	$720,682	$1,466,684
Stock based compensation	-	-	244,407	-	244,407
Net loss	-	-	-	(510,998)	(510,998)
Balance, March 31, 2019	74,600,181	$746,002	$244,407	$209,684	$1,200,093

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,283,999)	$(510,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,983	25,724
Share-based compensation	162,656	244,407
Provision for bad debts and discounts	615,343	164,642
Provision for slow moving inventory	81,190	29,444
Benefits for deferred taxes	-	(125,028)
Changes in operating assets and liabilities:
Accounts receivable	1,144,645	1,841,061
Inventories	(27,267)	46,682
Prepaid expenses and other current assets	(77,520)	(2,665)
Accounts payable	(181,162)	(1,194,504)
Accrued expenses	(539,973)	(430,751)
Net cash (used in) provided by operating activities	(76,104)	88,014

Cash flows from investing activities
Purchase of property and equipment	(20,757)	-
Net cash used in investing activities	(20,757)	-

Cash flows from financing activities
Payments on senior secured revolving credit facility, net	(249,181)	(80,577)
Net cash used in financing activities	(249,181)	(80,577)

Net (decrease) increase in cash and cash equivalents	(346,042)	7,437
Cash and cash equivalents - beginning of period	1,099,310	844,314
Cash and cash equivalents - end of period	$753,268	$851,751
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,788	$20,756

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”), was initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation.  In July 1999, American Metals Service, Inc. changed its name to GolfRounds, Inc. and was redomiciled to Delaware through a merger. Effective May 28, 2014, Golf Rounds amended its certificate of incorporation to change its name to Fuse Medical, Inc., and Fuse Medical, LLC, an unrelated entity, merged with and into a wholly-owned subsidiary of Fuse Medical, Inc., with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016 (the “Change-in-Control Date”), the Company entered into a Stock Purchase Agreement by and between the

Company, NC 143 Family Holdings, LP, a Texas limited partnership (“NC 143”) which is controlled by Mark W. Brooks (“Mr.

Brooks”), the Company’s Chairman of the Board of Directors (“Board”) and President; and Reeg Medical Industries, Inc., a Texas

corporation (“RMI”), which is owned and controlled by Christopher C. Reeg (“Mr. Reeg”), the Company’s Chief Executive Officer and Secretary, which resulted in a change-in-control of the Company.

On December 31, 2017, the Company completed the acquisition of CPM Medical Consultants, LLC (“CPM”) pursuant to the securities purchase agreement dated December 15, 2017 (“CPM Acquisition Agreement”). Subsequent to the Change-in-Control Date, CPM and Company operations are consolidated. (See “Note 3. CPM Acquisition.”)

On August 1, 2018, (“Maxim Closing Date”) the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”), pursuant to the securities purchase agreement (“Maxim Purchase Agreement”).  As of the Maxim Closing Date, Maxim and Company operations are consolidated. (See Note 4, “Maxim Acquisition”)

Basis of Presentation

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

The condensed consolidated balance sheet information as of December 31, 2019, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”), Filed with the SEC pursuant to Section 13 of 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2019 Annual Report.

The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Going Concern

The accompanying interim unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. Through March 31, 2020, the Company has accumulated losses of $3,879,812 and a stockholders’ deficit of $2,343,476. Revenue declined by $134,156 in the first quarter of 2020 versus the same quarter in 2019, as the Company has been impacted by restrictions as a result of the novel coronavirus SARS-CoV-2 global pandemic (“COVID-19”). The Company was out of compliance with a loan covenant in its Amended and Restated Business Loan Agreement (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”) at March 31, 2020 to maintain minimum EBITDA. The RLOC functions as a senior secured revolving loan facility. On May 21, 2020, the Company and Amegy Bank executed a Limited Waiver and Fifth Amendment to the RLOC, which waived the EBITDA event of default and extended the termination date of the RLOC until November 4, 2020. (See Note 13,

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

“Subsequent Events”). At various times during the years ended December 31, 2018 and 2019 the Company was also out of compliance with one or more covenants contained in its RLOC, but obtained waivers from Amegy Bank to cure the violations, along with reductions in the Company’s aggregate contractual borrowing limits under the RLOC. The Company’s management has determined that these conditions and events raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon the easing of restrictions imposed on elective surgeries by civil authorities as a result of COVID-19, as well as the Company’s, (i) successful execution of key branding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sales of existing products, with strategic emphasis direct sales to medical facilities (“Retail Cases”), and increasing the percentage of Retail Cases sold as a percentage of all cases sold by the Company (sales volume based on medical procedures in which the Company’s products are sold and used “Cases”), and (iv) continued cost reductions. Additionally, the Company will need to refinance its with RLOC Amegy Bank with a new credit facility on commercially reasonable terms, or obtain equity financing. On April 15 2020, the Company received a Payroll Protection Program (“PPP”) loan of approximately $361,400 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Proceeds from the PPP Loan will be used to cover payroll, mortgage interest, rent, and utility costs over the eligible period.

The interim unaudited condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CPM, and Maxim. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the interim unaudited condensed consolidated financial statements.

Actual results could differ from those estimates. Significant estimates on the accompanying interim unaudited condensed consolidated financial statements include the allowance for doubtful accounts, valuation of inventories, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company’s management expectation of future taxable income and allowable deductions, and the fair value calculations of stock-based compensation, goodwill, finite lived intangibles and the earn-out (“Earn-Out”) liability.

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources. The Company’s Chief Executive Officer serves as the Company’s chief operating decision maker, and the management team review operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Company. The Company has integrated the operations of both CPM and Maxim. Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

Earnings (loss) Per Common Share

Earnings (loss) per common share, basic is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average number of Common Stock outstanding during the period, without consideration of Common Stock equivalents. Shares of restricted stock are included in the basic weighted-average number of Common Stock outstanding from the time they vest.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

Diluted earnings (loss) per common share is computed by dividing net income/(loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. For the three months ended March 31, 2020 and 2019, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods.

For the three months ended March 31, 2020, restricted stock and Common Stock equivalents of 5,620,488 have been excluded from diluted earnings per share because to include them would have been antidilutive. (see Note 9, “Stockholders Equity” for the terms and conditions of restricted stock)

Fair Value Measurements

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

In connection with the CPM Acquisition in December 2017, the Company recorded an earn-out liability as part of the purchase consideration.  The fair value of the earn-out liability is being re-measured at each reporting period using Level 3 inputs with changes in fair value recorded in earnings. The earn-out payments are based on the financial performance of the Company between January 1, 2018 and December 31, 2034. The base amount of the earn-out ranges from $0 to $16,000,000 with an additional bonus payment of $10,000,000 subject to the Company meeting certain earnings thresholds as defined in the CPM Acquisition Agreement.  The fair value of the earn-out liability was calculated using the Monte Carlo simulation, which was then applied to the estimated earn-out payments. There was no change in the earn-out liability for the three months ended March 31, 2020 and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2019. The required earnings thresholds have not been met from inception of the agreement through March 31, 2020, and as such, there have been no payments required for either the base or bonus earn-out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2020, and December 31, 2019. The Company’s cash is concentrated in two large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through March 31, 2020. As of March 31, 2020, and December 31, 2019, there were deposits of $290,363 and $599,309, respectively, which were greater than federally insured limits.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

Accounts Receivable and Allowances

Accounts receivable are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable and an allowance for contractual discount pricing. Credit is extended to customers based on an evaluation of their financial condition, industry reputation, and other factors considered by the Company’s management. The Company generally does not require collateral or other security interest to support accounts receivable. Based on trends and specific factors, the customer’s credit terms may be modified, including required payment upon delivery.

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstances warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation is removed. A gain is recorded when consideration received is more than the disposed asset’s cost, net of depreciation, and a loss is recorded when consideration received is less than the disposed asset’s cost, net of depreciation.

Long-Lived Assets

The Company reviews other long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level. The undiscounted cash flows expected to be generated by the related assets are estimated over their useful life based on updated projections. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related assets or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale, if any, are recorded at the lower of carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified net assets acquired.  Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives.

Goodwill is not amortized, but is tested at in the fourth quarter each year for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. As of March 31, 2020, the Company evaluated certain qualitative factors including, (i) macroeconomic factors resulting from the COVID-19 pandemic, (ii) the Company’s operating loss and overall financial performance, (iii) the Company’s stock price, and (iv) specific cost-saving actions taken by the Company in response to the COVID-19 pandemic in concluding that the reported amount of goodwill was not more likely than not impaired.

Accounting Standards Codification (“ASC”) 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of March 31, 2020.

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

Due to the nature of its products, the Company’s product returns have been historically immaterial.

The Company includes shipping and handling fees in net revenues. Shipping and handling that costs are associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold on the Company’s accompanying interim unaudited condensed consolidated statement of operations.

Revenue Differentiation

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

The Company measures sales volume based on medical procedures in which the Company’s products are sold and used (Cases). The Company considers Cases resulting from direct sales to medical facilities to be Retail Cases and Cases resulting from sales to third parties, such as non-medical facilities, distributors, or sub-distributors, to be wholesale cases (“Wholesale Cases”). Some of the Company’s sales for Wholesale Cases are on a consignment basis with a third party. When consigned, the revenue is not recorded until the device is implanted in a patient during surgery. In the Company’s industry, Retail Cases are typically sold at higher price points than Wholesale Cases, resulting in greater revenue and gross profit per Case.

	Three Months Ended
Category	March 31, 2020	March 31, 2019

Retail	$4,126,923	$3,769,818
Wholesale	509,580	1,000,841
Total	$4,636,503	$4,770,659

Cost of Revenues

Cost of revenues consists of (i) cost of goods sold, (ii) freight and shipping costs for items sold to customers, (iii) cost of storage, (iv) investment in medical instruments, which are expensed when acquired, (v) inventory shrink, and (vi) an estimate for slow-moving, expired inventory, and inventory obsolescence.

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

Recent Accounting Pronouncements

Accounting pronouncements issued or effective in 2020 by the Financial Accounting Standards Board (the “FASB”), did not or are not believed by the Company’s management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3. CPM Acquisition

On December 29, 2017, the Company completed the CPM Acquisition, pursuant to the CPM Acquisition Agreement. The Company issued 50 million shares of its Common Stock, par value $0.01 per share, in exchange for one-hundred percent (100%) of the outstanding membership interests of CPM, at an agreed-upon value of $0.20 per share of Common Stock, equaling a value of $10,000,000. The remaining $26,000,000 of the purchase price consideration may be paid by the Company to NC 143 in the form of contingent Earn-Out payments based on the Company achieving certain future profitability targets for years after 2017. The effective date of the CPM Acquisition was December 31, 2017 (the “CPM Effective Date”).

The Company recorded $19,244,543 as a contingent liability related to the fair value of the $26,000,000 Earn-Out liability as of the CPM Effective Date, with a corresponding offset to additional paid-in capital on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the year ended December 31, 2019 and 2018, the Company determined the earnings threshold, as detailed in the CPM Acquisition Agreement, were not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2019 and 2018 financial performance.

As of December 31, 2019, the Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was reduced by $1,936,164 from $13,581,529 to $11,645,365. The Earn-Out liability was reduced by $5,663,014 with the offset reflected as “Change in fair value of contingent purchase consideration” on the Company’s consolidated

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

balance sheet as of December 31, 2019. For the year ended December 31, 2018, the Earn-Out was re-measured to fair value under the probability weighted income approach. As a result, the initial fair value of the Earn-Out liability was reduced by $5,663,014 from $19,244,543 to $13,581,529. The Company’s management will evaluate the estimated fair value of the Earn-Out liability each reporting period. (See Note 2, “Fair Value Measurements.”)

The CPM Acquisition Agreement provided for a working capital post-closing adjustment (“CPM Post-Closing Adjustment”) for certain changes in CPM’s current assets and current liabilities pursuant to the CPM Acquisition Agreement. The CPM Post-Closing Adjustment was calculated to be $397,463 and was paid in cash on June 27, 2018, to NC 143, with a corresponding offset to additional paid-in capital on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 4.  Maxim Acquisition

On the Maxim Closing Date, the Company completed the Maxim Acquisition pursuant to the Maxim Purchase Agreement. (See Note 1, “Nature of Operations – Overview.”)

The Company issued 4,210,526 shares of its Common Stock to RMI and Mr. Amir David Tahernia (the “Sellers”) in exchange for one-hundred percent (100%) of the outstanding Maxim Interests, at an agreed-upon value of $0.76 per share of Common Stock, which was equal to the 30-day volume-weighted average price (“VWAP”) of the Common Stock as of three (3) business days prior to the Maxim Closing Date.

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

To finalize the Maxim Post-Closing Adjustment, the Company issued an aggregate of 120,231 shares of Common Stock to the Sellers on October 4, 2018 at an agreed-upon value of $0.68 per share of Common Stock, which was equal to the 30-day VWAP of the Company’s Common Stock as of October 1, 2018.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the benefits the Company expects to realize by expanding its product offerings and addressable markets, thereby contributing to an expanded revenue base. The results of Maxim operations are included in the Company’s interim unaudited condensed consolidated statements of operations subsequent to the Maxim Closing Date.

The Company is managed and operates in one operating and reporting segment, as Maxim Surgical integrated into the Company’s existing operations.

Note 5. Property and Equipment

Property and equipment consisted of the following at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Computer equipment and software	$72,060	$51,303
Office equipment	-	20,333
Property and equipment costs	72,060	71,636
Less: accumulated depreciation	(28,292)	(38,997)
Property and equipment, net	$43,768	$32,639

Depreciation expense for the three months ended March 31, 2020, and 2019 was $9,628 and $5,369, respectively. During the first quarter of 2020, the Company disposed of $20,333 of fully depreciated assets.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

Note 6. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	March 31, 2020	December 31, 2019	Amortization period (years)
Intangible assets:
Non-compete agreements	$61,766	$61,766	2
510(k) product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,321,965	1,321,965
Less: accumulated amortization	(135,700)	(115,345)
Intangible assets, net	1,186,265	1,206,620
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended March 31, 2020 and 2019 was $20,355.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, product technology and customer relationships.

Note 7. Revolving Line of Credit

Effective December 31, 2017, the Company became party to the RLOC with Amegy Bank. The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. The Company’s Chairman of the Board and President initially personally guaranteed fifty percent (50%) of the outstanding RLOC amount.

On September 21, 2018, the Company executed the First Amendment to the RLOC with Amegy Bank (the “First Amendment”). The First Amendment (i) waived the Company’s events of default under the RLOC through the fiscal quarter ended September 30, 2018, and (ii) added a covenant that the Company achieve quarterly net income of $700,000 or more for the fiscal quarter ending on September 30, 2018.

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

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

The Company was not in compliance with the minimum quarterly EBITDA requirement of $125,000 for the three months ended March 31, 2020. On May 21, 2020, the Company and Amegy Bank executed a Limited Waiver and Fifth Amendment to the RLOC, which waived the minimum EBITDA maintenance event of default for the fiscal quarter ended March 31, 2020 and extended the termination date of the RLOC until November 4, 2020. (“See Note 13. Subsequent Events”)

The outstanding balance of the RLOC was $1,503,320 and $1,752,501 at March 31, 2020 and December 31, 2019, respectively. Interest expense incurred on the RLOC was $24,270 and $18,778 for the three months ended March 31, 2020 and 2019, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. Accrued interest on the RLOC at March 31, 2020 and December 31, 2019 was $6,919 and $4,437, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. At March 31, 2020, the effective interest rate was 5.646%.

Note 8. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for convertible promissory notes (“Notes”) bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”), and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes’ remain outstanding and principal and interest are due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

During the three months ended March 31, 2020, and 2019, interest expense of $6,732 and $6,658, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of March 31, 2020, and December 31, 2019, accrued interest was $92,827 and $86,096, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 9. Stockholders’ Equity

Stock-Based Compensation

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

The Company’s management estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model. Black-Scholes option pricing is calculated using several variables such as the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company’s management believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which are subject to ASC Topic 718 requirements. The Company’s management estimates of fair value may not be reflective of actual future values or amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

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

Non-Qualified Stock Option Awards

For the three months ended March 31, 2019, the Board granted 900,000 non-qualified stock option awards (“NQSO’s) to the Company’s product advisory board members, certain key employees and marketing representatives. The Board did not grant any

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

NQSOs for the three months ended March 31, 2020. For the three months ended March 31, 2020, and 2019, the Company amortized $162,656 and $244,407, respectively, relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. The Company will recognize approximately $963,104 in expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

The following reflected the NQSO’s that were granted, exercised, forfeited or expired during the three months ended March 31, 2020.

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2019	3,948,333	$0.61	6.1	$157,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(3,333)	1.00	8.0	-
Expired	-	-	-	-
Balance outstanding at March 31, 2020	3,945,000	$0.60	6.1	$557,000
Exercisable at March 31, 2020	2,031,667	$0.45	3.7	$484,500

Restricted Common Stock

The non-vested restricted stock awards (“RSA”s), as of March 31, 2020, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company of a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period.

As of March 31, 2020, and 2019,it was not probable that the performance conditions on the outstanding options would be met, therefore, no expense has been recorded for these awards for the three months ended March 31, 2020 and 2019.

There was no RSA’s that were granted, exercised or forfeited during the three months ended March 31, 2020.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	2,902,892	$1,382,800	$0.48
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2020	2,902,892	$1,382,800	$0.48

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Current:
Federal	$-	$-
State	4,734	10,482
Income tax expense	4,734	10,482
Deferred:
Federal	-	(125,028)
State	-	-
Income tax benefit	-	(125,028)
Total income tax expense (benefit), net	$4,734	$(114,546)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	March 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryover	$513,841	$373,033
Accounts receivable	411,310	282,088
Compensation	398,763	364,605
Inventory	671,408	734,524
Other	24,648	-
Total deferred tax assets	2,019,970	1,754,250

Deferred tax liabilities:
Intangibles	(214,824)	(218,427)
Property and equipment	(5,922)	(6,239)
Total deferred tax liabilities	(220,746)	(224,666)

Deferred tax assets, net	1,799,224	1,529,584

Valuation allowance:
Beginning of year	(1,529,584)	-
Increase during the year	(269,640)	(1,529,584)
Ending balance	(1,799,224)	(1,529,584)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance totaling $269,640 for the three months ended March 31, 2020 due to the uncertainty of realization.  Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of March 31, 2020 was $1,799,224.

At March 31, 2020, the Company estimates it has approximately $2,446,861 of net operating loss carryforwards, $899,331 of which will expire 2020 through 2037. The Company’s management believes its tax positions are more likely than not of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2020, the Company’s tax years 2016 through 2018 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	-21.1%	0.0%
State and local income taxes, net of federal benefit	-0.3%	-1.3%
Permanent differences	0.0%	-0.6%
Other	0.0%	-0.8%
Effective tax rate	-0.4%	18.3%

Our effective income tax rates for the three months ended March 31, 2020 and 2019 were (0.4%) and 18.3%, respectively.   The decrease from the prior period is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2020, and 2019, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Customer 1	11.5%	11.8%
Customer 2	11.0%	0.0%
Totals	22.5%	11.8%

At March 31, 2020 and December 31, 2019, there were no significant customers that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

For the three months ended March 31, 2020 and 2019, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Supplier 1	20.7%	21.2%
Supplier 2	13.3%	5.3%
Supplier 3	12.1%	4.5%
Totals	46.1%	31.0%

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals. For the three months ended March 31, 2020, and 2019, the Company paid approximately $42,000 and $42,000 in rent expense, which is reflected in selling,

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of March 31, 2020, AmBio operations support approximately 39 full time equivalents (“FTE”). Of those 39 FTEs, 31 FTEs directly support the Company, 7 FTEs support the operations of other companies, and 1 FTE are shared between the Company and other companies.

As of March 31, 2020, and December 31, 2019, the Company owed amounts to AmBio of approximately $0.00 and $169,944, respectively, which is reflected in the accounts payable on the Company’s unaudited condensed consolidated balance sheets. For the three months ended March 31, 2020, and 2019, the Company paid approximately $50,869 and $51,000, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on wholesale contractual agreements that the Company’s management believes are on terms and conditions substantially similar to other third-party contractual arrangements. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid, and shared-service fee arrangements.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

During the three months ended March 31, 2020 and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $25,131 and $300,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•	had no purchases of Orthopedic Implants, medical instruments, or Biologics from MedUSA, and

•

incurred approximately $682,580 and $617,000, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2020, and December 31, 2019, the Company had approximately $448,724 and $598,405, respectively, of unpaid commission costs due to MedUSA.

As of March 31, 2020, and December 31, 2019, the Company had outstanding balances due from MedUSA of approximately $578,631 and $555,421, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2020, and December 31, 2019, the Company had no outstanding balances owed to MedUSA.

Payment terms per our stocking and distribution agreement with MedUSA are 30 days from receipt of invoice. As of March 31, 2020, MedUSA has a past due balance of approximately $576,412.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mr. Brooks.

During the three months ended March 31, 2020 and 2019 the Company:

•

purchased approximately $0 and $25,000, respectively, in Orthopedic Implants and medical instruments, and Biologics from Overlord, which is reflected within inventories on the Company’s accompanying unaudited condensed consolidating balance sheets; and

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

•	Incurred approximately $45,000 and $0, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2020, and December 31, 2019, the Company had approximately $15,000 of unpaid commission costs due to Overlord.

As of March 31, 2020, and December 31, 2019, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the three months ended March 31, 2020, and 2019, the Company sold Biologics products to NBMJ in the amounts of approximately $978, and $122,000, respectively, which are reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2020, and December 31, 2019, the Company has outstanding balances due from NBMJ of approximately $978 and $0, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2020, and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $31,657 and $62,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

•

incurred approximately $0 and $9,000, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2020, and December 31, 2019, the Company has outstanding balances due from Bass of approximately $24,379 and $7,149, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

Payment terms per the stock and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2020, and 2019, the Company incurred approximately $266,329 and $78,000, respectively, in commission costs to Sintu, which is reflected in commissions on the Company’s accompanying unaudited condensed consolidated statement of operations.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2020, and 2019, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $32,600 and $50,000, respectively, which is reflected in net revenues in the Company’s accompanying unaudited condensed consolidated statements of operations;

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

As of March 31, 2020, and December 31, 2019, the Company has outstanding balances due from Tiger of approximately $650 and $30,525, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the three months ended March 31, 2020 and 2019, the Company purchased approximately $220,919 and $86,831 respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance on the Company’s accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2020, and December 31, 2019, the Company had outstanding balances due from Modal of approximately $40,700 and $40,700, respectively. This is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days form receipt of invoice. As of March 31, 2020, the Company had approximately $172,378 of accounts payable due to Modal.

Note 13. Subsequent Events

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 22, 2020, the date the unaudited condensed consolidated financial statements were available to be issued.

There are many uncertainties regarding the current COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. Because government-imposed restrictions on elective surgeries did not go into effect in Dallas County until March 19, 2020, pandemic-related effects did not materially adversely affect the Company’s financial results and business operations in the Company’s for the full three months ended March 31, 2020. The Company’s management, however, is unable to predict the impact that COVID-19 will have on its financial position and operating results for the three months ended June 30, 2020 and thereafter due to numerous uncertainties, including the ability of cities, states and counties to safely and quickly lift COVID-19 related restrictions on businesses and the population generally. The Company’s management expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

On April 11, 2020, the Company was informed by Amegy Bank, that the Company had received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company has entered into the promissory note in principal amount of $361,400 attached as Exhibit 10.1 to this Form 10-Q. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 11, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

On May 21, 2020, the Company and Amegy Bank executed a Limited Waiver and Fifth Amendment to the RLOC, which waived the EBITDA event of default for the three months ended March 31, 2020 and extended the termination date of the RLOC until November 4, 2020. (See Note 7, “Revolving Line of Credit”).

In conjunction with obtaining the waiver under the RLOC, the Company obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, the Company borrowed $180,000 from NC 143, a limited partnership controlled by Mr. Brooks, and $20,000 from RMI, a company owned and controlled by Mr. Reeg, in exchange for two promissory notes which are unsecured, bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (our “Financial Statements”), the audited consolidated financial statements of our Company and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2020.

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

We also provide a wide array of osteo-biologics and regenerative tissues, which include human allografts, substitute bone materials, tendons, and amniotic tissues and fluids, which we refer to as (“Biologics”).

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

Impact of Coronavirus

General Economic Conditions

During the first quarter of 2020, the novel coronavirus SARS-CoV-2 global pandemic ("COVID-19") significantly impacted the global economy. The impact has been profound, has continued in May 2020 and is likely to persist for months to come. The overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear, but a severe recession is expected. Economic effects from COVID-19, which have impacted virtually all countries and industries, have included:

•	Many small businesses being forced to interrupt their operations and as a result, lay off employees or even close;

•	Large-scale population lock-downs, travel restrictions and social-distancing measures have been implemented, driving a sharp decline in consumer and business spending; and

•

Significant declines and volatility in global financial markets, including approximate 23.2% and 20.0% declines in the Dow Jones Industrial Average and S&P 500 Index, respectively, during the first quarter.

Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the United States. These measures are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.

Impact to Fuse

COVID-19 presents significant risks to our business plan. During our first quarter 2020 and as a response to COVID-19, the Governor of Texas declared a state of disaster and issued an executive order effective March 19, 2020 requiring hospitals to defer all elective surgeries.

Until March 19, 2020 we were experiencing improvements in revenues over last year. The disaster declaration in Texas, and other governmental jurisdictions, and the deferral of all elective surgeries, has adversely impacted our results of operations for the first quarter 2020, in particular, for periods subsequent to March 19, 2020. We anticipate that business and economic changes resulting from COVID-19 will also adversely impact our second quarter 2020.

On April 17, 2020, the Governor of Texas issued an executive order permitting hospital facilities to begin elective surgeries effective April 22, 2020 with certain restrictions, including to maintain a percentage of available beds for potential COVID-19 related patients. We believe the resumption of elective surgeries, including deferred elective surgeries will help to gradually increase demand for our products over the remainder of the year such that we expect fourth quarter volumes to return to levels commensurate with our typical seasonal fourth quarter volume levels.

Our products support patient conditions which are degenerative in nature. While most of our Cases are currently considered elective, they are typically necessary for a patient to restore mobility, reduce pain and increase quality of life. Based on discussions with physicians and hospitals, we anticipate that surgeries will be slow to start after April 22, 2020, but demand will accelerate as a result of “pent up demand” once operations stabilize and remaining restrictions are reduced and eventually lifted. As a result, we believe our annual revenues for 2020 will fall within a range of 4% to 6% lower compared to 2019. Revenues during our second quarter are anticipated to be significantly lower, with revenues increasing throughout the third and the traditionally highest, fourth quarter of the year.

In an effort to reduce costs and offset the economic impact of COVID-19, during the first quarter of 2020 we reduced payroll and other related costs by approximately $1.9 million on an annualized basis. Additionally, we have applied for and received funds in the amount of $361,400 from the Payroll Protection Program loan (“PPP Loan”) authorized under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Further, we have applied for an Economic Injury Disaster Loan with the Small Business Administration (“SBA”) and are awaiting approval. We will continue to evaluate other forms of disaster assistance through the SBA and other sources as appropriate.

During the three months ended March 31, 2020 but prior to executive orders prohibiting elective surgeries and imposing stay-at-home requirements, our revenues derived from new customers was approximately $1.1 million or approximately 23% of revenues. Further, revenue per case (a “Case” represents sales volume based on medical procedures in which our products were sold and used) increased during the first quarter of 2020 as a result of our continued operational shift to retail versus wholesale revenues.

Current Trends and Outlook

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

Prior to the government-imposed shelter-in-place mandates and prohibitions on elective surgeries, revenues for the first quarter of 2020 were consistent with our historical seasonality trends.

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

Wholesale Cases in our industry command lower revenue price-points than Retail Cases. Because Wholesale Cases involve sales to third parties who in turn sell our products to end customers, our profit margins are reduced for these Cases. Thus, our Wholesale Cases generate substantially lower gross profit than our Retail Cases, but are not subject to additional overhead support costs, such as case coverage and commissions. Our Wholesale Case business is highly dependent on minimum volume sales levels to achieve appropriate profitability.

Pricing Pressures

Pricing pressure has increased in our industry due to (i) continuous consolidation among healthcare providers, (ii) trends toward managed care, (iii) increased government oversight of healthcare costs, and (iv) new laws and regulations that address healthcare reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures can significantly impact our business, future operating results and financial condition.

To offset pricing pressure, we employ strategies to maximize revenue per Case. For the three months ended March 31, 2020 and 2019, our average revenues per Case were $4,980 and $3,499, respectively. The approximate 42% increase in average revenue per Case was primarily due to (a) a shift to focus on retail cases b) an increase in revenue derived from commission agreements and, offset by (c) continued pricing pressures, as described above.

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

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our unaudited condensed consolidated notes to our Financial Statements beginning on page F-1 and found elsewhere in this report and in our 2019 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies,” of our accompanying unaudited condensed consolidated notes to our Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations, along with a percentage of net revenues.

	For the Three Months Ended
	March 31, 2020	(% Rev)	March 31, 2019	(% Rev)
Net revenues	$4,636,503	100%	$4,770,659	100%
Cost of revenues	1,982,896	43%	1,975,345	41%
Gross profit	2,653,607	57%	2,795,314	59%
Operating expenses:
Selling, general, administrative and other	2,480,771	54%	2,364,168	50%
Commissions	1,391,117	30%	1,005,531	21%
Depreciation and amortization	29,983	1%	25,724	1%
Total operating expenses	3,901,871	84%	3,395,423	71%
Operating loss	(1,248,264)	-27%	(600,109)	-13%
Other expense
Interest expense	31,001	1%	25,435	1%
Total other expense	31,001	1%	25,435	1%
Operating loss before tax	(1,279,265)	-28%	(625,544)	-13%
Income tax expense/(benefit)	4,734	0%	(114,546)	-2%
Net loss	$(1,283,999)	-28%	$(510,998)	-11%

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Net Revenues

For the three months ended March 31, 2020, net revenues were $4,636,503 compared to $4,770,659 for the three months ended March 31, 2019, a decrease of $134,156 or approximately 3.0%.

For the three months ended March 31, 2020, Retail Cases decreased by approximately 7% compared to the three months ended March 31, 2019, and revenues from Retail Cases increased by approximately 10% compared to revenues from Retail Cases for the three months ended March 31, 2019. Revenues from Retail Cases as a percentage of total revenues increased to 89% of revenues for the three Months ended March 31, 2020, from 79% of revenues for the three months ended March 31, 2019. We believe the increase in revenue from Retail Cases as a percent of total revenues reflects the execution of our strategies to shift more of our business to higher margin Retail Cases through improvement of our supply chain management. Therefore, wholesale revenue as a percent of total revenue has decreased.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. We intend to increase our Retail Case volume by increasing sales volumes with our existing retail customer base as well as on-boarding new surgeons, distributors, and retail customers.

Cost of Revenues

For the three months ended March 31, 2020, our cost of revenues was $1,982,896, compared to $1,975,345 for the three months ended March 31, 2019, representing an increase of less than 1%.

As a percentage of revenues, cost of revenues increased 2% percentage points to approximately 43% for the three months ended March 31, 2020, compared to approximately 41% for the three months ended March 31, 2019.   As a percentage of net revenues, the increase of approximately 2% primarily resulted from (i)(a) an increase of 5% in inventory shrink, (b) an increase of 2% in the inventory loss provision for slow-moving and obsolescence, (c) an increase of 2% for medical instruments purchased based on new product development, offset, in part, by (ii) a 7% reduction in cost of revenues product mix.

Gross Profit

For the three months ended March 31, 2020, we generated a gross profit of $2,653,607, compared to $2,795,314 for the three months ended March 31, 2019, representing a decrease of $141,707, or approximately 5%.

As a percentage of revenues, gross profit decreased approximately 2% for the three months ended March 31, 2020 and 2019. The components of gross profit varied and included primarily, (i)(a) an approximate increase of 2% of medical instruments purchased based on new product development, (b) an approximate 5% increase in inventory shrink, (c) an approximate 2% increase in the inventory loss provision for slow-moving and obsolescence; offset, in part, by (ii) an approximate 7% decrease in cost of goods sold primarily driven by an increase in retail sales.

Selling, General, Administrative, and Other Expenses

For the three months ended March 31, 2020, selling, general, administrative, and other expenses (“SG&A”) increased to $2,480,771 from $2,364,168 for the three months ended March 31, 2019, representing an increase of $116,603 or approximately 5%.

As a percentage of net revenues, SG&A accounted for approximately 54% for the three months ended March 31, 2020, and 50% for the three months ended March 31, 2019. As a percentage of net revenues, the increase of approximately 4% primarily resulted from (i)(a) an increase of 4% in bad debt expense, (b) an increase of 1% for employee expense reimbursements related to business development and travel costs; (c) a 2% increase in leased staffing costs, offset, in part, by (ii)(a) a 2% reduction in stock based compensation and (b) a 1% reduction in professional fees relating to audit, legal and consulting expenses.

Commissions

For the three months ended March 31, 2020, and 2019, commission expense was $1,391,117 and $1,005,531, respectively, representing an increase of $385,586, or approximately 38%.

As a percentage of net revenues, commission expense accounted for approximately 30% for the three months ended March 31, 2020, and approximately 21% for the three months ended March 31, 2019. This approximate 9% increase primarily resulted from (a)(i) the approximate 6% increase in revenues eligible for commissions, and (ii) an approximate 3% increase in average commission rates.

Depreciation and amortization

For the three months ended March 31, 2020, our depreciation expense increased to $29,983 from $25,724 for the three months ended March 31, 2019, representing an increase of $4,259. This increase is the result of an approximate $4,259 increase in depreciation expense as a result of investment in IT infrastructure such as additional and replacement user workstations.

Interest

For the three months ended March 31, 2020, interest expense increased to $31,001 from $25,435 for the three months ended March 31, 2019, which is an increase of $5,566, or approximately 22%. The increase is primarily due to a higher average borrowings on our Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”), offset, in part, by a decrease in the interest rate on the RLOC.

Tax

For the three months ended March 31, 2020, we recorded an income tax expense of $4,734 and an income tax benefit of $114,546 for the three months ended March 31, 2019.  We are further evaluating how the Tax Cuts and Jobs Act may impact future results of our business and operations. For additional information, please see Note 10, “Income Taxes,” of our accompanying unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1.

Net Loss

For the three months ended March 31, 2020, we had a net loss of $1,283,999 compared to a net loss $510,998 for the three months ended March 31, 2019, respectively, representing an increase in net loss of $773,001 or an increase of approximately 151%. The drivers for our reduction in net income for the three months ended March 31, 2020 were (i) (a) an $134,156 reduction in net revenues, (b) a $7,551 increase in cost of revenue, (c) an increase of $116,603 in SG&A and other expense, (d) a $385,586 increase in commissions, (e) a $4,259 increase in depreciation and amortization; (f) a $5,566 increase in interest expense and (g) an increase in tax expense of $119,280.

Cash Flows

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(76,104)	$88,014
Net cash used in investing activities	(20,757)	-
Net cash used in financing activities	(249,181)	(80,577)
Net (decrease) increase in cash and cash equivalents	$(346,042)	$7,437

Net Cash Provided by Operating Activities

During the three months ended March 31, 2020, net cash used by operating activities was $76,104 compared to net cash provided by operations of $88,014 for the three months ended March 31, 2019, representing a decrease of $164,118.

For the three months ended March 31, 2020, our net cash used by operating activities resulted primarily from: (a)(i) $539,973 reduction in accrued expenses; (ii) $394,827 net loss adjusted for non-cash items; (iii) $181,162 reduction in accounts payable; (iv) $77,520 increase in prepaid expenses and other current assets, and (v) $27,267 increase in inventories, net of allowance, offset, in part, by (b)(i) $1,144,645 reduction in accounts receivable, net of allowance.

For the three months ended March 31, 2019, our net cash provide operating activities resulted primarily from: (a)(i) $1,841,061 reduction in accounts receivable, net of allowance, and (a)(ii) $46,682 reduction in inventories, net of allowance, offset, in part, by (b)(i) $1,194,504 reduction in accounts payable; (b)(ii) $430,751 reduction in accrued expenses; (b)(iii) $171,809 net loss adjusted for non-cash items, and $2,665 increase in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $20,757, primarily related to the purchase of property and equipment, such as new and replacement user workstations and equity incentive tracking and reporting system. We did not have any net cash used in investing activities for the three months ended March 31, 2019.

Net Cash Used in Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $249,181, compared to $80,577 used in financing activities for the three months ended March 31, 2019. For both periods, the amount of net cash used in financing activities was driven by our net payments on our RLOC. The increase in net cash used in financing activities between March 31, 2020 and 2019 was primarily related to increased payments and reduced borrowings on our RLOC.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of March 31, 2020, our current assets exceeded our current liabilities by $6,098,970 (our “Working Capital”), which includes $753,268 in cash and cash equivalents. We believe cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

Effective December 31, 2017, we became party to the RLOC with Amegy Bank. The RLOC established an asset-based senior secured revolving credit facility with contractual aggregate limit of $5,000,000. The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of our assets and provides that our Chairman of the Board of Directors (“Board”) and President provides a personal guarantee for a portion of the outstanding RLOC amount.

On September 21, 2018, we executed the First Amendment to the RLOC with Amegy Bank (the “First Amendment”). The First Amendment (i) waived our events of default under the RLOC through the fiscal quarter ended September 30, 2018, and (ii) added a covenant that we achieve quarterly net income of $700,000 or more for the fiscal quarter ending on September 30, 2018.

On November 19, 2018, we executed the Second Amendment to the RLOC with Amegy Bank (“Second Amendment”). The Second Amendment (i) waived our events of default under the RLOC, (ii) reduced the aggregate contractual limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that we will not permit: (i) the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; and (iii) modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

On May 9, 2019, we executed the Third Amendment to the RLOC with Amegy Bank (the “Third Amendment”). Pursuant to the Third Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate contractual limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced the borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that we will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019, and (vi) rescinded the loan sweep feature, requiring us to give notice of each requested loan by delivery of advance request to Amegy Bank.

On December 18, 2019, we executed the Fourth Amendment to the RLOC with Amegy Bank (“Fourth Amendment”). Pursuant to the Fourth Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate contractual limit of the RLOC to $2,750,000, (iii) reduced and limited the annual salary of our Chairman of the Board and President, Mr. Brooks, to not exceed $550,000, (iv) amended the financial covenants to state that we will not permit EBITDA to be less than $600,000 for the fiscal quarter ending December 31, 2019 and $125,000 for the fiscal quarter ending March 31, 2020, (v) extended the termination date of the RLOC to May 4, 2020, and (vi) provides that our Chairman of the Board and President provides a personal guarantee for one-hundred percent (100%) of the outstanding RLOC amount.

We were not in compliance with the minimum quarterly EBITDA requirement of $125,000 for the three months ended March 31, 2020. On May 21, 2020, we executed a Limited Waiver and Fifth Amendment to the RLOC with Amegy, which waived the minimum EBITDA maintenance event of default for the fiscal quarter ended March 31, 2020 and extended the termination date of the RLOC until November 4, 2020. (See Note 7, “Revolving Line of Credit” and Note 13, “Subsequent Events” of our accompanying unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

In conjunction with obtaining the waiver under the RLOC, we obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, we borrowed $180,000 from NC 143, a limited partnership controlled by Mr. Brooks, and $20,000 from RMI, a company owned and controlled by Mr. Reeg, in exchange for two promissory notes which are unsecured, bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

We rely on our RLOC for capital expenditures and other day-to-day Working Capital needs. As of May 11, 2020, we had approximately $1,553,675 in available cash, and $0.00 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

Payroll Protection Program

On April 15, 2020, we received a PPP Loan of approximately $361,400 under the PPP of the CARES Act. Proceeds from the PPP Loan will be used to cover documented payroll, mortgage interest, rent, and utility costs over an eight (8) week measurement period and is eligible to be forgiven under the terms of the PPP Loan under certain circumstances. The PPP Loan matures April 11, 2022 with interest accruing at 1%. There are no collateral requirements or prepayment penalties associated with the PPP Loan.

Our strategic growth plan provides for the capital investment in new product launches, private label branding, and the upgrade of our financial systems which support our infrastructure. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $2 million to $3 million and anticipate these investments to occur primarily during first and second quarters of calendar year 2021. We expect sources of capital for these investments to be derived from cash from operations and additional debt and/or equity financing.

Going Concern

The accompanying interim unaudited condensed consolidated financial statements have been prepared as if we will continue as a going concern. Through March 31, 2020, we had accumulated losses of $3,879,812 and a stockholders’ deficit of $2,343,476. Revenue declined by $134,156 in the first quarter of 2020 versus the same quarter in 2019, as we have been impacted by restrictions as a result of the COVID-19 pandemic. We were out of compliance with our loan covenants at March 31, 2020, which, as of May 6, 2020, we received a waiver for this event of default from Amegy Bank. At various times during 2018 and 2019, we were also out of compliance with one or more covenants contained in our RLOC, but obtained waivers from Amegy Bank to cure the violations, along with reductions in our aggregate contractual borrowing limits under our RLOC. We have determined that these conditions and events raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon the easing of restrictions imposed on elective surgeries by civil authority as a result of COVID-19, as well as our (i) successful execution of key branding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sales of existing products, with strategic emphasis on selling more Retail Cases and increasing the percentage of Retail Cases sold as a percentage of all Cases we sell, and (iv) continued cost reductions. Additionally, we will need to refinance our RLOC with Amegy Bank with a new credit facility on commercially reasonable terms or obtain equity financing.

Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

For the three months ended March 31, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2020, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) promulgated under the Exchange Act) as of March 31, 2020.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2020.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

A significant percentage of our products are utilized in elective surgeries and related medical procedures. During March 2020, many city, state and local governments began issuing civil orders temporarily halting the performance of elective surgeries in order to better allocate medical supplies, resources and facilities to treatment of COVID-19 patients. These governmental jurisdictions include cities, counties and states in areas we serve.  As a result of these government orders, we have started to experience a reduction in demand for our products.  We anticipate that when these temporary civil orders are lifted, those patients, surgeons and hospital that had deferred elective procedures will then proceed with the deferred elective procedures in addition to performing elective procedures which will arise in the ordinary course after the temporary orders are lifted.  However, we cannot reasonably estimate the length or severity of this pandemic or how long the government orders will be in effect. Any extended prohibitions on elective procedures and subsequent decrease in demand for our products resulting from the COVID-19 outbreak would adversely affect our revenues and results of operation during that temporary prohibition period. We believe, however, that product demand will return to normal levels after the temporary civil orders are lifted and our end customers begin to address the backlog of elective surgeries in addition to ordinary course demand. The related financial impact of the COVID-19 outbreak, however, cannot be reasonably estimated at this time.

On April 11, 2020, we were informed by our lender, Amegy Bank, that the Bank received approval from the SBA to fund our request for a PPP Loan under the SBA’s PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, we entered into the promissory note attached as Exhibit 10.2 to this Form 10-Q. Per the terms of the PPP Loan, we received total proceeds of $361,400 from the Bank on April 15, 2020. In accordance with the requirements of the CARES Act, we intend to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 11, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act.

On May 21, 2020, we executed a Limited Waiver and Fifth Amendment to the RLOC with Amegy Bank, which waived the minimum EBITDA maintenance event of default for the fiscal quarter ended March 31, 2020 and extended the termination date of the RLOC until November 4, 2020. The Fifth Amendment is attached hereto as Exhibit 10.1.(See Note 7, “Revolving Line of Credit” and Note 13, “Subsequent Events” of our unaudited condensed consolidated notes to our Financial Statements beginning on page F-1)

In conjunction with obtaining the waiver under the RLOC, we obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg.  Specifically, on May 6, 2020, we borrowed $180,000 from NC 143, a limited partnership controlled by Mr. Brooks, and $20,000 from RMI, a company owned and controlled by Mr. Reeg, in exchange for two promissory notes which are unsecured, bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

10.1*

Limited Waiver and Third Amendment to Amended and Restated Business Loan Agreement dated May 21, 2020, by and between Zions Bancorporation, N.A. (dba Amegy Bank) and Fuse Medical, Inc. and CPM Medical Consultants, LLC.

10.2*	Promissory Note dated April 15, 2020, by and between Zions Bancorporation, N.A. (dba Amegy Bank) and Fuse Medical, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: May 22, 2020	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 22, 2020	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)