Form 10-Q
period 2020-06-30
Fuse Medical, Inc.
filed 2020-08-10
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 5, 2020, 73,124,458 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$1,167,275	$1,099,310
Accounts receivable, net of allowance of $801,637 and $615,278, respectively	2,986,921	5,249,653
Inventories, net of allowance of $3,184,126 and $3,805,730, respectively	7,051,891	7,855,887
Prepaid expenses and other current assets	87,752	39,850
Total current assets	11,293,839	14,244,700
Property and equipment, net	33,371	32,639
Long term accounts receivable, net of allowance of $1,332,194 and $728,000, respectively	1,830,938	924,646
Intangible assets, net	1,165,910	1,206,620
Goodwill	1,972,886	1,972,886
Total assets	$16,296,944	$18,381,491
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$2,239,586	$2,752,854
Accrued expenses	3,064,706	3,302,904
Convertible notes payable - related parties	150,000	150,000
Paycheck Protection Program loan	361,400	—
Senior secured revolving credit facility	1,088,352	1,752,501
Total current liabilities	6,904,044	7,958,259
Notes payable - related parties	200,000	—
Economic Injury Disaster Loan	150,000	—
Earn-out liability	11,645,365	11,645,365
Total liabilities	18,899,409	19,603,624
Commitments and contingencies	—	—
Stockholders' equity (Accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,124,458 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	731,245	731,245
Additional paid-in capital	969,533	642,435
Accumulated deficit	(4,303,243)	(2,595,813)
Total stockholders' equity	(2,602,465)	(1,222,133)
Total liabilities and stockholders' equity	$16,296,944	$18,381,491

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues	$4,010,666	$5,075,925	$8,647,169	$9,846,584
Cost of revenues	1,796,663	2,223,912	3,779,559	4,199,257
Gross profit	2,214,003	2,852,013	4,867,610	5,647,327
Operating expenses:
Selling, general, administrative and other	1,161,476	1,975,934	3,642,247	4,340,102
Commissions	1,420,239	1,004,994	2,811,356	2,010,525
Depreciation and amortization	30,752	25,596	60,735	51,320
Total operating expenses	2,612,467	3,006,524	6,514,338	6,401,947
Operating loss	(398,464)	(154,511)	(1,646,728)	(754,620)
Other expense:
Interest expense	24,021	28,027	55,022	53,462
Total other expense	24,021	28,027	55,022	53,462
Net loss before tax	(422,485)	(182,538)	(1,701,750)	(808,082)
Income tax benefit	946	(40,389)	5,680	(154,935)
Net loss	$(423,431)	$(142,149)	$(1,707,430)	$(653,147)
Net loss per common share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding - basic	70,221,566	70,221,566	70,221,566	70,221,566

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)
Stock compensation expense	-	-	327,098	-	327,098
Net loss	-	-	-	(1,707,430)	(1,707,430)
Balance, June 30, 2020	73,124,458	$731,245	$969,533	$(4,303,243)	$(2,602,465)

____________________________________________________________________________________________________________

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2018	74,600,181	$746,002	$-	$720,682	$1,466,684
Stock compensation expense	-	-	499,107	-	499,107
Net loss	-	-	-	(653,147)	(653,147)
Balance, June 30, 2019	74,600,181	$746,002	$499,107	$67,535	$1,312,644

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,707,430)	$(653,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,735	51,320
Stock based compensation	327,098	499,107
Provision for bad debts and discounts	186,359	255,238
Provision for long term accounts receivable	604,194	60,101
Provision for slow moving inventory	(621,604)	24,813
Benefits for deferred taxes	-	(168,573)
Changes in operating assets and liabilities:
Accounts receivable	2,076,373	982,357
Inventories	1,425,600	285,215
Prepaid expenses and other current assets	(47,902)	11,051
Long term accounts receivable	(1,510,486)	17,100
Accounts payable	(513,268)	(318,379)
Accrued expenses	(238,198)	(823,729)
Net cash provided by operating activities	41,471	222,474
Cash flows from investing activities
Purchase of property and equipment	(20,757)	—
Net cash used in investing activities	(20,757)	-
Cash flows from financing activities
Payments on senior secured revolving credit facility, net	(664,149)	(224,947)
Proceeds from Paycheck Protection Program	361,400	—
Proceeds from Economic Injury Disaster Loan	150,000	-
Proceeds from related party promissory notes	200,000	—
Net cash provided by (used in) financing activities	47,251	(224,947)
Net increase (decrease) in cash	67,965	(2,473)
Cash - beginning of period	1,099,310	844,314
Cash - end of period	$1,167,275	$841,841
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,018	$42,409

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”), is a manufacturer and national distributor of medical devices and surgical implants for the orthopedic market. The Company acquired CPM Medical Consultants, LLC (“CPM”) in December 2017 (the “CPM Acquisition”), in which the Company was the legal acquirer and CPM was deemed the accounting acquirer. In August 2018, the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim” and such transactions the “Maxim Acquisition”). CPM and Maxim survive as the Company’s wholly-owned subsidiaries and subsequent to the completion of each acquisition, CPM, Maxim and Company operations are consolidated.

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

The condensed consolidated balance sheet information as of December 31, 2019, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2019 Annual Report.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Going Concern

The accompanying interim unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. Through June 30, 2020, the Company has accumulated losses of $4,303,243 and a stockholders’ deficit of $2,602,465. Revenue declined by $1,065,259 in the second quarter of 2020 compared to the same quarter in 2019, as the Company has been impacted by restrictions as a result of the novel coronavirus SARS-CoV-2 global pandemic (“COVID-19”). At various times during the years ended December 31, 2018 and 2019 and in the first quarter ended March 31, 2020, the Company was out of compliance with one or more covenants contained in its Amended and Restated Business Loan Agreement (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”), but obtained waivers from Amegy Bank to cure the violations, resulting in reductions in the Company’s aggregate contractual borrowing limits under the RLOC. The RLOC functions as a senior secured revolving loan facility. The Company’s management has determined that these conditions and events raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon the easing of restrictions imposed on elective surgeries by governmental authorities as a result of COVID-19, as well as the Company’s, (i) successful execution of key branding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sales of existing products, with strategic emphasis on direct sales to medical facilities (“Retail Cases”), and increasing the percentage of Retail Cases sold as a percentage of all cases sold by the Company (sales volume based on medical procedures in which the Company’s products are sold and used “Cases”), and (iv) continued cost reductions. Additionally, the Company will need to refinance its RLOC with Amegy Bank with a new credit facility on commercially reasonable terms, or obtain financing.

The interim unaudited condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CPM and Maxim. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the interim unaudited condensed consolidated financial statements.

Actual results could differ from those estimates. Significant estimates on the accompanying interim unaudited condensed consolidated financial statements include the allowance for doubtful accounts, valuation of inventories, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company management’s expectation of future taxable income and allowable deductions and the fair value calculations of stock-based compensation, goodwill, finite lived intangibles and the earn-out liability.

Reclassifications

Long term accounts receivable, net of allowance was previously reported as a component of current assets as accounts receivable, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets. Long term accounts receivable reflects Cases where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays our invoice which payment is generally greater than 365 day from date of service. The LOP provides medical providers with greater certainty of full payment. This reclassification had no effect on the previously reported total assets or net loss.

Segment Reporting

In accordance with Accounting Standards Codification (“ASC”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources. The Company’s Chief Executive Officer serves as the Company’s chief operating decision maker, and his management team reviews operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Company. The Company has integrated the operations of both CPM and Maxim. Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

Earnings (loss) Per Common Share

Earnings (loss) per common share, basic is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average number of common stock, par value $0.01, (“Common Stock”), outstanding during the period, without consideration of Common Stock equivalents. Shares of restricted stock are included in the basic weighted-average number of Common Stock outstanding from the time they vest.

Diluted earnings (loss) per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the six months ended June 30, 2020 and 2019, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods.

For the six months ended June 30, 2020, restricted stock and Common Stock equivalents of 4,777,892 have been excluded from diluted earnings per share because to include them would have been antidilutive. (see Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock)

Fair Value Measurements

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the CPM Acquisition in December 2017, the Company recorded an earn-out liability as part of the purchase consideration. The fair value of the earn-out liability is re-measured at each reporting period using Level 3 inputs with changes in fair value recorded in earnings. The earn-out payments are based on the financial performance of the Company between January 1, 2018, and December 31, 2034. The base amount of the earn-out ranges from $0.00 to $16,000,000 with an additional bonus payment of $10,000,000 subject to the Company meeting certain earnings thresholds as defined in the CPM Acquisition Agreement. The fair value of the earn-out liability was calculated using the Monte Carlo simulation, which was then applied to estimated earn-out payments. There was no change in the earn-out liability for the six months ended June 30, 2020 and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2019. The required earnings thresholds have not been met from inception of the agreements through June 30, 2020, and as such, there have been no payments required for either the base or bonus earn-out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at June 30, 2020 and December 31, 2019.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from inception through June 30, 2020.  As of June 30, 2020 and December 31, 2019, there were deposits of $861,703 and $599,309, respectively, greater than federally insured limits.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) which includes an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials, tendons, and amniotic tissues and fluids (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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

Long-Lived Assets

The Company reviews other long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level. The undiscounted cash flows expected to be generated by the related assets are estimated over their useful life based on updated projections. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related assets or asset group as determined by an appropriate market appraisal or other valuation technique. Assets classified as held for sale, if any, are recorded at the lower of carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified net assets acquired.  Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives.

Goodwill is not amortized but is tested in the fourth quarter each year for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. As of June 30, 2020, the Company evaluated certain qualitative factors

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

including, (i) macroeconomic factors resulting from the COVID-19 pandemic, (ii) the Company’s operating loss and overall financial performance, (iii) the Company’s stock price, and (iv) specific cost-saving actions taken by the Company in response to the COVID-19 pandemic in concluding that the reported amount of goodwill was not more likely than not impaired.

Accounting Standards Update (“ASU”) 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that an important triggering event has occurred as of June 30, 2020.

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

The Company includes shipping and handling fees in net revenues. Shipping and handling costs, associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Category
Retail	$3,604,578	$3,722,777	$7,732,441	$7,375,088
Wholesale	406,088	1,353,148	914,728	2,471,496
Total	$4,010,666	$5,075,925	$8,647,169	$9,846,584

Cost of Revenues

Cost of revenues consists of (i) cost of goods sold, (ii) freight and shipping costs for items sold to customers, (iii) cost of storage, (iv) investment in medical instruments, which are expensed when acquired, (v) inventory shrink, and (vi) an estimate for slow-moving and expired inventory, and inventory obsolescence.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Computer equipment and software	$65,744	$51,303
Office equipment	-	20,333
Property and equipment costs	65,744	71,636
Less: accumulated depreciation	(32,373)	(38,997)
Property and equipment, net	$33,371	$32,639

Depreciation expense for the three months ended June 30, 2020 and 2019 was $10,397 and $5,241, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $20,025 and $10,610, respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	June 30, 2020	December 31, 2019	Amortization period (years)
Intangible assets:
Non-compete agreements	$61,766	$61,766	2
510(k) product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,321,965	1,321,965
Less: accumulated amortization	(156,055)	(115,345)
Intangible assets, net	1,165,910	1,206,620
Goodwill	$1,972,886	$1,972,886	Indefinite

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for the three months ended June 30, 2020 and 2019 was $20,355 and $20,355, respectively. Amortization expense for the six months ended June 30, 2020 and 2019, was $40,710 and $40,710.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, and customer relationships.

Note 5. Senior Secured Revolving Credit Facility

Effective December 29, 2017, the Company became party to its RLOC with Amegy Bank. The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. The Company’s Chairman of the Board of Directors (“Board”) and President initially personally guaranteed fifty percent (50%) of the outstanding RLOC amount.

On September 21, 2018, the Company executed the First Amendment to the RLOC with Amegy Bank (the “First Amendment”). The First Amendment (i) waived the Company’s events of default under the RLOC through the fiscal quarter ended September 30, 2018, and (ii) added a covenant that the Company achieve quarterly net income of $700,000 or more for the fiscal quarter ending on September 30, 2018.

On November 19, 2018, the Company executed the Second Amendment to the RLOC with Amegy Bank (the “Second Amendment”). The Second Amendment (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that the Company will not permit the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; EBITDA to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On December 18, 2019, the Company executed the Fourth Amendment to the RLOC with Amegy Bank (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $2,750,000, (iii) reduced and limited the annual salary of the Company’s Chairman of the Board and President, Mark W. Brooks (“Mr. Brooks”), to not exceed $550,000, (iv) amended the financial covenants to state that the Company will not permit EBITDA to be less than $600,000 for the fiscal quarter ending December 31, 2019 and $125,000 for the fiscal quarter ending March 31, 2020, (v) extended the termination date of the RLOC to May 4, 2020 and (vi) provided for our Chairman of the Board and President to personally guarantee one hundred percent (100%) of the outstanding RLOC amount.

On May 21, 2020, the Company executed the Fifth Amendment to the RLOC with Amegy Bank (“the Fifth Amendment”). Pursuant to the Fifth Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) amended the financial covenants to state that the Company will not permit EBITDA to be less than $25,000 for the six months ended September 30, 2020, and (iii) extended the termination date of the RLOC until November 4, 2020.

In conjunction with executing the Fifth Amendment to the RLOC, the Company obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, the Company borrowed $180,000 from NC 143 Family Holdings, LP (“NC 143”), a limited partnership controlled by Mr. Brooks, the Company’s President and Chairman of the Board, and $20,000 from Reeg Medical Industries, Inc. (“RMI”), a company owned and controlled by Christopher C. Reeg (“Mr. Reeg”), the Company’s Chief Executive Officer and Secretary, in exchange for two promissory notes which are unsecured, bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

For the three months ended June 30, 2020, the Company was in compliance with the covenants of its RLOC with Amegy Bank.

The outstanding balance of the RLOC was $1,088,352 and $1,752,501 at June 30, 2020 and December 31, 2019, respectively. Interest expense incurred on the RLOC was $15,363 and $21,295 for the three months ended June 30, 2020 and 2019, respectively, and is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. Interest expense incurred on the RLOC was $39,633 and $40,073 for the six months ended June 30, 2020 and 2019, respectively. Accrued interest on the RLOC at June 30, 2020 and December 31, 2019 was $4,053 and $4,437, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. At June 30, 2020, the effective interest rate was 5.1%.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the form of convertible promissory notes (“Notes”) in the aggregate amount of $150,000 bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”), and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes remain outstanding and principal and interest are due and payable upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.  On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured, bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

During the three months ended June 30, 2020 and 2019, interest expense of $6,732 and $ 6,732, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, interest expense of $13,463 and $13,389, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. As of June 30, 2020, and December 31, 2019, accrued

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

interest was $99,559 and $86,096, respectively, which is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets.

Note 7 – Paycheck Protection Program

On April 11, 2020, the Company received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, the Company has entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 11, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan is reflected in short term liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets as the Company expects the PPP Loan will be forgiven during 2020.

As of June 30, 2020, the Company incurred approximately $900 in accrued interest related to the PPP Loan, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. The Company did not incur accrued interest expense on the PPP Loan as of June 30, 2019. For the three months and six months ended June 30, 2020, the Company incurred approximately $900 in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s statements of operations. The Company did not incur interest expense related to the PPP Loan for the three and six months ended June 30, 2019.

Note 8 – Economic Injury Disaster Loan

On May 12, 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. The EDIL Loan is reflected in long term liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets. In connection therewith, the Company received a $10,000 advance, which does not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2020, the Company incurred approximately $940 in accrued interest related to the EIDL Loan, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. The Company did not incur accrued interest expense on the EIDL Loan as of June 30, 2019. For the three months and six months ended June 30, 2020, the Company incurred approximately $940 in interest expense related to the EIDL Loan, which is reflected in interest expense on the Company’s statements of operations. The Company did not incur interest expense related to the EIDL Loan for the three and six months ended June 30, 2019.

Note 9. Stockholders’ Equity

Stock-Based Compensation

The 2018 Amended and Restated Equity Incentive Plan of Fuse Medical, Inc. (“2018 Equity Plan”) is the Company’s stock-based compensation plan, which the Company’s Board adopted on April 5, 2017, and subsequently amended and restated on December 13, 2018. The 2018 Equity Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule set forth in individual agreements.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company made an accounting policy election to account for forfeitures when they occur, versus estimating the number of awards that are expected to vest, in accordance with ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Non-Qualified Stock Option Awards

For the three and six months ended June 30, 2019 the Board granted 300,000 and 1,200,000 Non-qualified Stock Option (“NQSO”) to the Company’s product advisory board members, certain key employees and marketing representatives. For the three and six months ended June 30, 2020, the Board did not grant any NQSOs. For the three months ended June 30, 2020 and June 30, 2019 the Company amortized $164,443 and $254,699 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statement of operations. For the six months ended June 30, 2020 and June 30, 2019 the Company amortized $327,098 and $499,107 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.  The Company will recognize $798,661 as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity for the six months ended June 30, 2020, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2019	3,948,333	$0.61	6.08	$157,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(3,333)	1.00	8.00	-
Expired	-	-	-	-
Balance outstanding at June 30, 2020	3,945,000	$0.61	5.87	$-
Exercisable at June 30, 2020	1,963,333	$0.41	3.30	$-

 Restricted Common Stock

The non-vested restricted stock awards (“RSA”s), as of June 30, 2020, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period (as defined in RSA Agreement).

As of June 30, 2020, and 2019, it was not probable that the performance conditions on the outstanding RSAs would be met, therefore, no expense has been recorded for these awards for the three and six months ended June 30, 2020 and 2019.

There were no RSA’s that were granted, exercised, or forfeited during the six months ended June 30, 2020.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	2,902,892	$1,382,800	$0.48
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, June 30, 2020	2,902,892	$1,382,800	$0.48

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Current:
Federal	$-	$-
State	5,680	13,638
	5,680	13,638
Deferred:
Federal	-	(168,573)
State	-	-
	-	(168,573)
Total income tax expense (benefit)	$5,680	$(154,935)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Net operating loss carryover	$833,090	$191,679
Accounts receivable	168,344	206,493
Compensation	433,296	337,606
Inventory	650,837	388,074
Other	18,428	28,129
Total deferred tax assets	2,103,995	1,151,981

Deferred tax liabilities:
Intangibles	(211,222)	(218,427)
Property and equipment	(4,828)	(3,988)
Total deferred tax liabilities	(216,050)	(222,415)

Deferred tax assets, net	$1,887,945	$929,566

Valuation allowance:
Beginning of year	(1,529,584)	-
Increase during the year	(358,361)	-
Ending balance	(1,887,945)	-

Net deferred tax asset	$-	$929,566

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2020, the Company estimates it had approximately $3,967,098 of net operating loss carryforwards which $899,331 will expire during 2020 through 2037. The Company's management believes its tax positions are more likely than not of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax positions. As of June 30, 2020, the Company's tax years 2016 through 2018 remain open for Internal Revenue Service ("IRS") audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act to result in a material impact to the Company.

O

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	-21.1%	0.0%
State and local income taxes, net of federal benefit	-0.3%	-1.3%
Permanent differences	0.0%	-0.5%
Other	0.0%	0.0%
Effective tax rate	-0.4%	19.2%

Our effective income tax rates for the six months ended June 30, 2020 and 2019 were (0.4%) and 19.2%, respectively. The decrease from the prior period was driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the six months ended June 30, 2020 and 2019, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Customer 1	16.58%	0.00%
Customer 2	7.97%	11.86%
Totals	24.55%	11.86%

At June 30, 2020 and December 31, 2019, the following significant customers had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	June 30, 2020	December 31, 2019
Customer 1 - related party	15.45%	9.47%
Totals	15.45%	9.47%

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2020 and 2019, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Supplier 1	22.00%	22.00%
Supplier 2	12.10%	3.50%
Supplier 3 - related party	11.30%	12.50%
Totals	45.40%	38.00%

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP (“NCE, LP”), a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (i) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013, and (ii) a lease effective July 14, 2017 entered into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals thereafter.

For the six months ended June 30, 2020 and 2019, the Company paid approximately $84,000 and $84,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of June 30, 2020, AmBio operations support approximately 41 full time equivalents (“FTE”). Of those 41 FTEs, 34 FTEs directly support the Company, 7 FTEs support the operations of other companies, and no FTEs are shared between the Company and other companies.

As of June 30, 2020 and December 31, 2019, the Company owed amounts to AmBio of approximately $130,000 and $170,000, respectively, which are reflected in accounts payable on the Company’s unaudited condensed consolidated balance sheets. For the six months ended June 30, 2020 and June 30, 2019, the Company paid approximately $89,000  and $105,000, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on wholesale contractual agreements that the Company’s management believes are on terms and conditions substantially similar to other third-party contractual agreements. As described more fully below, these transactions include: selling and purchasing of inventory on a wholesale basis, commissions earned and paid and shared-service fee arrangements.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

During the six months ended June 30, 2020 and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $30,000 and $643,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

incurred approximately $1,318,000 and $946,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2020 and December 31, 2019, the Company had approximately $470,000 and $598,000, respectively, of unpaid commission costs due to MedUSA, which is reflected in accrued liabilities in the Company’s accompanying condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company had outstanding balances due from MedUSA of approximately $585,000 and $555,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the six months ended June 30, 2020 and 2019, the Company:

•

purchased approximately $0 and $25,000, respectively, in Orthopedic Implants and medical instruments, and Biologics from Overlord, which are reflected within inventories on the Company’s accompanying interim unaudited condensed consolidated balance sheets; and

•

incurred approximately $75,000 and $90,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2020 and December 31, 2019, the Company had approximately $30,000 and $15,000 of unpaid commissions costs owed to Overlord, which are reflected in accrued liabilities in the Company’s accompanying condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the six months ended June 30, 2020 and 2019, the Company sold Biologics products to NBMJ in the amounts of approximately $12,000, and $364,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2020 and December 31, 2019, the Company had no outstanding balances due from NBMJ.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2020 and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $44,000 and $97,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately $16,000 and $14,000, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2020 and December 31, 2019, the Company had outstanding balances due from Bass of approximately $26,000 and $7,000, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2020 and 2019, the Company incurred approximately $279,000 and $174,000, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2020 and June 30, 2019, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $39,000 and $132,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2020, and December 31, 2019, the Company had outstanding balances due from Tiger of approximately $5,000 and $30,000, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the six months ended June 30, 2020 and 2019, the Company purchased approximately $318,000 and $481,000, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company had outstanding balances owed to Modal of approximately $277,000 and $0, respectively. These amounts are reflected in accounts payable in the Company’s accompanying condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company had outstanding balances due from Modal of approximately $0 and $40,700, respectively. These are reflected in accounts receivable, net of allowance, in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 7, 2020.

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included in this report for the periods presented (our “Financial Statements”), our audited consolidated financial statements and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

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

Impact of COVID-19

Impact to Fuse

The novel coronavirus SARS CoV-2 (“COVID-19”) global pandemic presents significant risks to our business plan. During our first quarter 2020 and as a response to COVID-19, the Governor of Texas declared a state of disaster and issued an executive order effective March 19, 2020 requiring hospitals to defer all elective surgeries. The order was effective March 19, 2020 through April 22, 2020.

On April 17, 2020, the Governor of Texas issued an additional executive order permitting hospital facilities to begin elective surgeries effective April 22, 2020 with certain restrictions, including maintaining a percentage of available beds for potential COVID-19 related patients. The disaster declaration in Texas, and other governmental jurisdictions, specifically the temporary deferral of all elective surgeries, has adversely impacted our results of operations for the second quarter 2020, in particular, the periods prior to April 22, 2020.

Our products support patient conditions which are degenerative in nature. While most of our Cases are currently considered elective, they are typically necessary for a patient to restore mobility, reduce pain and increase quality of life. We continue to believe our annual revenues for 2020 will fall within a range of 4% to 6% lower compared to 2019. Although our revenues during our second quarter were significantly lower due to the restrictions on elective surgeries in place prior to April 22, 2020, we anticipate a steady increase in revenues throughout the third and the traditionally highest, fourth quarter of the year.

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

Subsequent to the government-imposed shelter-in-place mandates and prohibitions on elective surgeries, revenues for the second quarter of 2020 were consistent with our historical seasonality trends.

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

In the quarter ended June 30, 2020, our average revenue per Retail Case increased by approximately 17% and our average revenue per Wholesale Case increased by approximately 37% compared to the quarter ended June 30, 2019.

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

During the six months ended June 30, 2020, our average revenue per Retail Case increased by approximately 17% and our average revenue per Wholesale Case decreased by approximately 37% compared to the six months ended June 30, 2019.

Pricing Pressure

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

To offset pricing pressure, we employ strategies to maximize revenue per Case. For the six months ended June 30, 2020 and 2019, our average revenues per Case were $5,123 and $3,691, respectively. The approximate 39% increase in average revenue per Case was primarily due to (a)(i) a shift to focus on retail cases, and (ii) an increase in revenue derived from commission agreements, offset, in part, by (b) continued pricing pressures, as described above.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies” of our accompanying unaudited condensed consolidated notes to our Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Three Months Ended
	June 30, 2020	(% Rev)	June 30, 2019	(% Rev)
Net revenues	$4,010,666	100%	$5,075,925	100%
Cost of revenues	1,796,663	45%	2,223,912	44%
Gross profit	2,214,003	55%	2,852,013	56%
Operating expenses:
Selling, general, administrative and other expenses	1,161,476	29%	1,975,934	39%
Commissions	1,420,239	36%	1,004,994	20%
Depreciation and amortization	30,752	0%	25,596	1%
Total operating expenses	2,612,467	65%	3,006,524	59%
Operating loss	(398,464)	-10%	(154,511)	-3%
Other expense
Interest expense	24,021	1%	28,027	1%
Total other expense	24,021	1%	28,027	1%
Operating (loss) before tax	(422,485)	-10%	(182,538)	-4%
Income tax benefit (expense)	946	0%	(40,389)	-1%
Net loss	$(423,431)	-10%	$(142,149)	-3%

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

Net Revenues

For the three months ended June 30, 2020, net revenues were $4,010,666 compared to $5,075,925 for the three months ended June 30, 2019, which is a decrease of $1,065,259, or approximately 21%.

For the three months ended June 30, 2020, Retail Cases decreased by 19% compared to the three months ended June 30, 2019. Accordingly, revenues from Retail Cases for the three months ended June 30, 2020, decreased by 6% compared to revenues from Retail Cases for the three months ended June 30, 2019. We believe this 6% decrease in revenues from Retail Cases is primarily driven by a reduction in Retail Case volume.

Our Wholesale Cases declined by 76% for the three months ended June 30, 2020, compared to Wholesale Cases during the three months ended June 30, 2019. Accordingly, revenues from Wholesale Cases for the three months ended June 30, 2020, declined by 67% compared to revenues from Wholesale Cases for the period ended June 30, 2019.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. For the two remaining quarters of 2020, we will seek to increase our volume of Retail Case Sales to our existing retail customer base and add new retail customers.

Cost of Revenues

For the three months ended June 30, 2020, our cost of revenues was $1,796,663, compared to $2,223,912 for the three months ended June 30, 2019, representing a decrease of $427,249, or approximately 19%.

As a percentage of revenues, cost of revenues increased approximately one percentage point to approximately 45% for the three months ended June 30, 2020, compared to approximately 44% for the three months ended June 30, 2019. The increase as a percentage of net revenues resulted from (a)(i) an approximate 10% increase in inventory shrink and inventory loss provision, (a)(ii) an approximate 2% increase in medical instrument expense, offset, in part, by (b) an approximate 10% reduction in cost of goods sold.

Gross Profit

For the three months ended June 30, 2020, we generated a gross profit of $2,214,003, compared to $2,852,013 for the three months ended June 30, 2019, representing a decrease of $638,010, or approximately 22%.

As a percentage of net revenue, gross profit declined approximately one percentage point to 55% for the three months ended June 30, 2020, compared to 56% for the three months ended June 30, 2019. This reduction in gross profit as a percentage of revenues was primarily caused by the increase in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended June 30, 2020, selling, general, administrative, and other expenses decreased to $1,161,476 from $1,975,934 for the three months ended June 30, 2019, representing a decrease of $814,458, or approximately 41%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 29% and 39% for the three months ended June 30, 2020 and June 30, 2019, respectively. As a percentage of net revenue, the decrease of approximately 10 percentage points primarily resulted from (a)(i) an approximate 6 percentage-point decline in provision for bad debt, (a)(ii) an approximate 4 percentage point decline in leased staffing costs, and (a)(iii) an approximate one percentage point decline in stock-based compensation, offset, in part by, (b) an approximate one percentage-point increase in professional expense. Reflected in professional fees and stock-based compensation was approximately $345,673 in compensation to members of our scientific advisory boards (“SABs”), of which approximately $200,000 was in the form of cash expense and approximately $145,673 was non-cash stock-based compensation. The three months ended June 30, 2020, reflected an approximate $175,947 decrease in professional fees related to the SABs as compared to the three months ended June 30, 2019.

Commissions

For the three months ended June 30, 2020 and June 30, 2019, commission expense was $1,420,239 and $1,004,994, respectively, representing an increase of $415,245, or approximately 41%.

As a percentage of net revenues, commission expense accounted for approximately 36% for the three months ended June 30, 2020, and 20% for the three months ended June 30, 2019. This approximate 16 percentage-point increase primarily resulted from an approximate 2% increase of revenues eligible for commissions and an approximate 14% increase in average commissions rates.

Depreciation and amortization

For the three months ended June 30, 2020, our depreciation and amortization expense increased to $30,752 from $25,596 for the three months ended June 30, 2019, representing an increase of $5,156. This increase was primarily the result of approximately $20,757 investments in new office workstations and in our equity incentive plan administrative and tracking software during the three months ended March 31, 2020. We had incurred no investments during the three months ended June 30, 2020.

Interest

For the three months ended June 30, 2020, interest expense declined to $24,021 from $28,027 for the three months ended June 30, 2019, which is a reduction of $4,006, or approximately 14%. The decline of $4,006 was primarily driven by (a)(i) an approximate $7,874 reduction in interest costs caused by a decline in LIBOR market interest rates, offset, in part, by (b)(i) an approximate $1,942 increase in interest related to increased borrowings on our RLOC, (b)(ii) an approximate $939 increase related to accrued interest on our EIDL Loan, (b)(iii) an approximate $904 increase related to accrued interest on our PPP Loan, and (b)(iv) an approximate $83 increase of accrued interest on our Subordinated Notes.

Income tax

For the three months ended June 30, 2020, we recorded an income tax expense of approximately $946, compared to an income tax benefit of approximately $40,389, for the three months ended June 30, 2019. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the three months ended June 30, 2020, we had a net loss of $423,431 compared to a net loss of $142,149 for the three months ended June 30, 2019, respectively, representing a decrease in net loss of $281,282 or approximately 198%.

As a percentage of revenue, net loss represented approximately 11% and 3% for the three months ended June 30, 2020 and June 30, 2019, respectively.

The approximate 8 percentage point increase in net loss as a percentage of revenue was primarily attributable to (a)(i) an approximate 16 percentage point increase in commissions, (a)(ii) an approximate one percentage point increase in income tax expense, and (a)(iii) an approximate one percentage point increase in depreciation and amortization, offset, in part, by (b) an approximate 10 percentage point decrease in selling, general, administrative, and other expenses.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Six Months Ended
	June 30, 2020	(% Rev)	June 30, 2019	(% Rev)
Net revenues	$8,647,169	100%	$9,846,584	100%
Cost of revenues	3,779,559	44%	4,199,257	43%
Gross profit	4,867,610	56%	5,647,327	57%
Operating expenses:	-	0%	-	0%
Selling, general, administrative and other expenses	3,642,247	42%	4,340,102	44%
Commissions	2,811,356	32%	2,010,525	20%
Depreciation and amortization	60,735	1%	51,320	1%
Total operating expenses	6,514,338	75%	6,401,947	65%
Operating loss	(1,646,728)	-19%	(754,620)	-8%
Other expense	-	0%	-	0%
Interest expense	55,022	1%	53,462	1%
Total other expense	55,022	1%	53,462	1%
Operating (loss) before tax	(1,701,750)	-20%	(808,082)	-8%
Income tax benefit (expense)	5,680	0%	(154,935)	-2%
Net loss	$(1,707,430)	-20%	$(653,147)	-7%

Net Revenues

For the six months ended June 30, 2020, net revenues were $8,647,169 compared to $9,846,584 for the six months ended June 30, 2019, a decrease of $1,199,415 or approximately 12%.

For the six months ended June 30, 2020, Retail Cases decreased by 13% compared to the six months ended June 30, 2019. Revenues from Retail Cases for the six months ended June 30, 2020, increased by 2% compared to revenues from Retail Cases for the six months ended June 30, 2019. This 2% increase in revenues from Retail Cases is primarily driven by greater concentration in new medical facilities.

Our Wholesale Cases declined by 70% for the six months ended June 30, 2020, compared to Wholesale Cases during the six months ended June 30, 2019. Accordingly, revenues from Wholesale Cases for the six months ended June 30, 2020, declined by 50% compared to revenues from Wholesale Cases for the period ended June 30, 2019.

Cost of Revenues

For the six months ended June 30, 2020, our cost of revenues was $3,779,559, compared to $4,199,257 for the six months ended June 30, 2019, representing a decrease of $419,698, or approximately 10%.

As a percentage of revenues, cost of revenues increased approximately one percentage point to approximately 44% for the six months ended June 30, 2020, compared to approximately 43% for the six months ended June 30, 2019. The increase as a percentage of net revenues resulted from (a)(i) an approximate 8 percentage-point increase in inventory shrink and inventory loss provision, (a)(ii) an approximate 2 percentage point increase in medical instrument expense, offset, in part, by (b) an approximate 9 percentage point reduction in cost of products sold.

Gross Profit

For the six months ended June 30, 2020, we generated a gross profit of $4,867,610, compared to $5,647,327 for the six months ended June 30, 2019, representing an increase of $779,717, or approximately 14%.

As a percentage of net revenue, gross profit decreased by approximately one percentage points to 56% for the six months ended June 30, 2020, compared to 57% for the six months ended June 30, 2019. This decrease in gross profit as a percentage of revenues was primarily caused by the increase in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the six months ended June 30, 2020, selling, general, administrative, and other expenses decreased to $3,642,247 from $4,340,102 for the six months ended June 30, 2019, representing a decrease of $697,855, or approximately 16%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 42% and 44% for the six months ended June 30, 2020 and June 30, 2019, respectively. As a percentage of net revenue, the decrease of approximately 2 percentage points primarily resulted from (a)(i) an approximate one percentage-point decline provision for bad debt, (a)(ii) an approximate 1 percentage point decline in leased staffing costs, and (a)(iii) an  approximate one percentage point decline in stock based compensation, offset, in part, by (b) an approximate one percentage point increase in professional expense. Reflected in professional fees and stock-based compensation is approximately $689,559 in compensation to members of our SABs, of which approximately $400,000 was in the form of cash expense and approximately $289,559 was non-cash stock-based compensation. The six months ended June 30, 2020, reflected an approximate reduction of approximately $319,740 in professional fees related to the SABs as compared to the six months ended June 30, 2019.

Commissions

For the six months ended June 30, 2020 and June 30, 2019, commissions expense was $2,811,356 and $2,010,525, respectively, representing an increase of $800,831, or approximately 40%.

As a percentage of net revenues, commissions expenses accounted for approximately 32% for the six months ended June 30, 2020, and 20% for the six months ended June 30, 2019. This approximate 12 percentage-point increase primarily resulted from an approximate 4% increase of revenues eligible for commissions and approximately an 8% increase in average commission rates as well as the realignment and restructuring of the commission agreement for our largest commission-based representative.

Depreciation and amortization

For the six months ended June 30, 2020, our depreciation expense increased to $60,735 from $51,320 for the six months ended June 30, 2019, representing an increase of $9,415. This increase was primarily the result of an investment to upgrade our supply-chain inventory management system and new office workstations in prior periods.

Interest

For the six months ended June 30, 2020, interest expense increased to $55,022 from $53,462 for the six months ended June 30, 2019, which is an increase of $1,560, or approximately 3%. The increase of $1,560 was primarily driven by (a)(i) an approximate $11,028 increase in interest related to increased borrowings on our RLOC, (a)(ii) an approximate $939 increase related to accrued interest on our EIDL Loan, (a)(iii) an approximate $904 increase related to accrued interest on our PPP Loan, and (a)(iv) an approximate $83 accrued interest on our Subordinated Notes, offset, in part, by (b) an approximate $11,393 reduction in interest costs caused by an declines in the LIBOR market interest rates.

Income tax

For the six months ended June 30, 2020, we recorded an income tax expense of approximately $5,680 compared to an income tax benefit of approximately $154,935, for the six months ended June 30, 2019. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the six months ended June 30, 2020, we had a net loss of $1,707,430 compared to a net loss $653,147 for the six months ended June 30, 2019, respectively, representing an increase in net loss of $1,054,283, or approximately 161%.

As a percentage of revenue, net loss represented approximately 20% and 7% for the six months ended June 30, 2020 and June 30, 2019, respectively.

The approximate 13 percentage point increase in net loss as a percentage of revenue was primarily attributable to (a)(i) an approximate 12 percentage point increase commissions, (a)(ii) an approximate 2 percentage point increase in income tax expense, and (a)(iii) an approximate 1 percentage point decline in gross profit, offset in part, by (b) an approximate 2 percentage point decrease in selling, general, administrative, and other expenses.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$41,471	$222,474
Net cash used in investing activities	(20,757)	-
Net cash used in financing activities	47,251	(224,947)
Net decrease in cash and cash equivalents	$67,965	$(2,473)

Net Cash Provided by Operating Activities

During the six months ended June 30, 2020, net cash provided by operating activities was $41,471 compared to $222,474 for the six months ended June 30, 2019, representing a decrease of $181,003.

For the six months ended June 30, 2020, our net cash provided by operating activities resulted primarily from: (a)(i) a $2,076,373 decrease in accounts receivable, and (ii) a $1,425,600 reduction in inventories, offset, in part, by (b)(i) an increase of $1,510,486 of long term accounts receivable, (b)(ii) $1,150,648 of net loss adjusted for non-cash items, (b)(iii) a $513,268 reduction in accounts payable, (b)(iv) a $238,198 reduction in accrued expensed and (b)(v) a $47,902 increase in prepaid expenses and other current assets.

For the six months ended June 30, 2019, our net cash provided by operating activities resulted primarily from; (a)(i) a $823,729 reduction in accrued expensed, and (a)(ii) a reduction of $318,379 in accounts payable, offset, in part, by (b)(i) a $982,357 reduction in accounts receivable, (b)(ii) a $285,215 reduction in inventories, (b)(iii) $68,860 of net loss adjusted for non-cash items, (b)(iv) a $17,100 decrease in long term accounts receivable, and (b)(vi) an $11,051 reduction in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was approximately $20,757 net cash provided by operating activities was $41,471 for our investments in (i) new office workstations and (ii) equity incentive plan administrative and tracking software.

For the six months ended June 30, 2019, there was no net cash used in investing activities.

Net Cash Used in Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $47,251, compared to $224,947 used in financing activities for the six months ended June 30, 2019.

The $47,251 in net cash provided by financing activities for the six months ended June 30, 2020 primarily resulted from (a)(i) $361,400 in proceeds from our PPP Loan, (a)(ii) $200,000 in proceeds from our Subordinated Notes; and (a)(iii) $150,000 in proceed from our EIDL Loan, offset, in part, by (b)(i) $664,149 in net repayments on our RLOC.

The $224,947 in net cash used in financing activities for the six months ended June 30, 2019 resulted from repayments on our RLOC.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of June 30, 2020, our current assets exceeded our current liabilities by $4,189,795 (our “Working Capital”), which includes $1,167,275 in cash and cash equivalents. We believe cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

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

On November 19, 2018, we executed the Second Amendment to the RLOC with Amegy Bank (the “Second Amendment”). The Second Amendment (i) waived our events of default under the RLOC, (ii) reduced the aggregate contractual limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that we will not permit (i) the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; and (iii) modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

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

On December 18, 2019, we executed the Fourth Amendment to the RLOC with Amegy Bank (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate contractual limit of the RLOC to $2,750,000, (iii) reduced and limited the annual salary of our Chairman of the Board and President, Mr. Brooks, to not exceed $550,000, (iv) amended the financial covenants to state that we will not permit EBITDA to be less than $600,000 for the fiscal quarter ending December 31, 2019 and $125,000 for the fiscal quarter ending March 31, 2020, (v) extended the termination date of the RLOC to May 4, 2020, and (vi) provided that our Chairman of the Board and President provides a personal guarantee for one-hundred percent (100%) of the outstanding RLOC amount.

On May 21, 2020, we executed the Fifth Amendment to our RLOC with Amegy Bank (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) amended the financial covenants to state that we will not permit EBITDA to be less than $25,000 for the fiscal quarters ending June 30, 2020 and September 30, 2020, and (iii) extended the termination date of our RLOC until November 4, 2020.

In conjunction with obtaining the Fifth Amendment, we obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, we borrowed $180,000 from NC 143, a limited partnership controlled by Mr. Brooks, and $20,000 from RMI, a company owned and controlled by Mr. Reeg, in exchange for two promissory notes which are unsecured, bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

For the three months ended June 30, 2020, the Company was in compliance with the covenants of its RLOC with Amegy Bank. (See Note 5, “Senior Secured Revolving Credit Facility” of our accompanying unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

We rely on our RLOC for capital expenditures and other day-to-day Working Capital needs. As of August 5, 2020, we had approximately $909,000 in available cash, and $290,000 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

Payroll Protection Program

On April 11, 2020, we received approval from the SBA to fund our request for a PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, we entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, we intend to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is reflected in short term liabilities in our accompanying interim unaudited condensed consolidated balance sheets on F-1 as we expect the PPP Loan will be forgiven during 2020.Economic Injury Disaster Loan

On May 12, 2020, we executed the standard loan documents required for securing a EIDL Loan from the SBA in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. In connection therewith, we received a $10,000 advance, which does not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in our accompanying interim unaudited condensed consolidated statements of operations.

(See Note 8, “Economic Injury Disaster Loan” of our accompanying unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

Going Concern

The accompanying interim unaudited condensed consolidated financial statements have been prepared as if we will continue as a going concern. Through June 30, 2020, we had accumulated losses of $4,303,243 and a stockholders’ deficit of $2,602,465. Revenue declined by $1,065,259 in the second quarter of 2020 versus the same quarter in 2019, as we have been impacted by restrictions as a result of the COVID-19 pandemic. At various times during 2018 and 2019, and for the first quarter ended March 31, 2020, we were out of compliance with one or more covenants contained in our RLOC, but obtained waivers from Amegy Bank to cure the violations, along with reductions in our aggregate contractual borrowing limits under our RLOC. We have determined that these conditions and events raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon the easing of restrictions imposed on elective surgeries by civil authority as a result of COVID-19, as well as our (i) successful execution of key branding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sales of existing products, with strategic emphasis on selling more Retail Cases and increasing the percentage of Retail Cases sold as a percentage of all Cases we sell, and (iv) continued cost reductions. Additionally, we will need to refinance our RLOC with Amegy Bank, which is set to expire on November 4, 2020, with a new credit facility on commercially reasonable terms or obtain equity financing.

Our accompanying interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

For the six months ended June 30, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2020, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2020.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2020.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2014.

3.2	Amended and Restated Bylaws of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

10.1

Paycheck Protection Program Promissory Note dated April 15, 2020, by and between Zions Bancorporation, N.A. (dba Amegy Bank) and Fuse Medical, Inc. incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 22, 2020.

10.2*	Economic Injury Disaster Loan Agreement dated May 12, 2020, by and between Small Business Administration and Fuse Medical, Inc.

10.3*	Promissory Note dated May 6, 2020, by and between NC 143 Holdings, LP and Fuse Medical, Inc.

10.4*	Promissory Note dated May 6, 2020, by and between Reeg Medical Industries, Inc. and Fuse Medical, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: August 7, 2020	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)