Form 10-Q
period 2020-09-30
Fuse Medical, Inc.
filed 2020-11-16
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 5, 2020, 73,124,458 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$1,538,888	$1,099,310
Accounts receivable, net of allowance of $801,685 and $615,278, respectively	3,215,069	5,249,653
Inventories	6,982,916	7,855,887
Prepaid expenses and other current assets	34,959	39,850
Total current assets	11,771,832	14,244,700
Property and equipment, net	25,255	32,639
Long term accounts receivable, net of allowance of $1,491,361 and $728,000, respectively	2,069,689	924,646
Intangible assets, net	1,150,713	1,206,620
Goodwill	1,972,886	1,972,886
Total assets	$16,990,375	$18,381,491
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$2,343,483	$2,752,854
Accrued expenses	3,521,939	3,302,904
Convertible notes payable - related parties	150,000	150,000
Paycheck Protection Program loan	361,400	—
Senior secured revolving credit facility	1,038,352	1,752,501
Total current liabilities	7,415,174	7,958,259
Notes payable - related parties	200,000	—
Economic Injury Disaster Loan	150,000	—
Earn-out liability	11,645,365	11,645,365
Total liabilities	19,410,539	19,603,624
Commitments and contingencies	—	—
Stockholders' equity (Accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,124,458 shares issued and outstanding as of September 30, 2020 and December 31, 2019	731,245	731,245
Additional paid-in capital	1,071,350	642,435
Accumulated deficit	(4,222,759)	(2,595,813)
Total stockholders' equity	(2,420,164)	(1,222,133)
Total liabilities and stockholders' equity	$16,990,375	$18,381,491

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenues	$5,738,662	$5,716,344	$14,385,831	$15,562,928
Cost of revenues	2,043,722	4,787,939	5,823,281	8,987,196
Gross profit	3,694,940	928,405	8,562,550	6,575,732
Operating expenses:
Selling, general, administrative and other	1,379,385	2,263,964	5,021,632	6,604,066
Commissions	2,185,487	1,741,770	4,996,843	3,752,295
Depreciation and amortization	23,312	25,596	84,047	76,916
Total operating expenses	3,588,184	4,031,330	10,102,522	10,433,277
Operating income\(loss)	106,756	(3,102,925)	(1,539,972)	(3,857,545)
Other expense:
Interest expense	20,611	34,900	75,633	88,362
Total other expense	20,611	34,900	75,633	88,362
Net income\(loss) before tax	86,145	(3,137,825)	(1,615,605)	(3,945,907)
Income tax expense	5,661	926,517	11,341	771,582
Net income\(loss)	$80,484	$(4,064,342)	$(1,626,946)	$(4,717,489)

Net income\(loss) per common share - basic	$0.00	$(0.06)	$(0.02)	$(0.07)
Net income\(loss) per common share - diluted	$0.00	$(0.06)	$(0.02)	$(0.07)
Weighted average number of common shares outstanding - basic	70,221,566	70,221,566	70,221,566	70,221,566
Weighted average number of common shares outstanding - diluted	74,999,458	70,221,566	70,221,566	70,221,566

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)
Stock compensation expense	-	-	428,915	-	428,915
Net loss	-	-	-	(1,626,946)	(1,626,946)
Balance, September 30, 2020	73,124,458	$731,245	$1,071,350	$(4,222,759)	$(2,420,164)

____________________________________________________________________________________________________________

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2018	74,600,181	$746,002	$-	$720,682	$1,466,684
Stock compensation expense	-	-	487,524	-	487,524
Net loss	-	-	-	(4,717,489)	(4,717,489)
Balance, September 30, 2019	74,600,181	$746,002	$487,524	$(3,996,807)	$(2,763,281)

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income\(loss)	$(1,626,946)	$(4,717,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,047	76,916
Stock based compensation	428,915	487,524
Provision for bad debts and discounts	186,407	702,811
Provision for long term accounts receivable	763,361	376,826
Deferred income tax expense	-	760,993
Changes in operating assets and liabilities:
Accounts receivable	1,848,177	161,943
Inventories	872,971	2,886,268
Prepaid expenses and other current assets	4,891	12,188
Long term accounts receivable	(1,908,403)	(774,712)
Accounts payable	(409,371)	(186,823)
Accrued expenses	219,035	125,458
Net cash provided by (used in) operating activities	463,084	(88,097)
Cash flows from investing activities
Purchase of property and equipment	(20,757)	—
Net cash used in investing activities	(20,757)	-
Cash flows from financing activities
Payments on senior secured revolving credit facility, net	(714,149)	275,053
Proceeds from Paycheck Protection Program	361,400	—
Proceeds from related party promissory notes	200,000	-
Proceeds from Economic Injury Disaster Loan	150,000	—
Net cash provided by (used in) financing activities	(2,749)	275,053
Net increase in cash	439,578	186,956
Cash - beginning of period	1,099,310	844,314
Cash - end of period	$1,538,888	$1,031,270
Supplemental disclosure of cash flow information:
Cash paid for interest	$52,188	$69,257

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”), is a manufacturer and national distributor of medical devices and surgical implants for the orthopedic market. The Company acquired CPM Medical Consultants, LLC (“CPM”) in December 2017 (the “CPM Acquisition”), in which the Company was the legal acquirer and CPM was deemed the accounting acquirer. In August 2018, the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim” and such transactions the “Maxim Acquisition”). CPM and Maxim survive as the Company’s wholly-owned subsidiaries and subsequent to the completion of each acquisition, CPM, Maxim and Company operations were consolidated.

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

The condensed consolidated balance sheet information as of December 31, 2019 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2019 Annual Report.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Going Concern

The accompanying interim unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. Through September 30, 2020, the Company has accumulated losses of $4,222,759 and a stockholders’ deficit of $2,420,164. Although revenue increased by $22,318 in the third quarter of 2020 compared to the same quarter in 2019, the Company has been impacted in 2020 by restrictions as a result of the novel coronavirus SARS-CoV-2 global pandemic (“COVID-19”). At various times during the years ended December 31, 2018 and 2019 and in the first quarter ended March 31, 2020, the Company was out of compliance with one or more covenants contained in its Amended and Restated Business Loan Agreement (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”), but obtained waivers from Amegy Bank to cure the violations, resulting in reductions in the Company’s aggregate contractual borrowing limits under the RLOC. The RLOC functions as a senior secured revolving loan facility. On November 12, 2020, the Company executed a Sixth Amendment to the RLOC with Amegy Bank which extended the termination date of the RLOC until May 4, 2021. (See Note 13, “Subsequent Events”). The Company’s management has determined that these conditions and events raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern for at least one year beyond the date of this unaudited condensed consolidated balance sheet at September 30, 2020 is dependent upon the continued easing of restrictions imposed on elective surgeries by governmental authorities as a result of COVID-19, as well as the Company’s (i) successful execution of key branding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sales of existing products, with strategic emphasis on direct sales to medical facilities (“Retail Cases”), and increasing the percentage of Retail Cases sold as a percentage of all cases sold by the Company (sales volume based on medical procedures in which the Company’s products are sold and used “Cases”), and (iv) continued cost reductions. Additionally, the Company will need to refinance its RLOC with Amegy Bank with a new credit facility on commercially reasonable terms, or obtain financing by May 4, 2021.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the interim unaudited condensed consolidated financial statements.

Actual results could differ from those estimates. Significant estimates on the accompanying interim unaudited condensed consolidated financial statements include the allowances for doubtful accounts, valuation of inventories, the Company’s effective income tax rate, and the recoverability of deferred tax assets, which are based upon the Company management’s expectation of future taxable income and allowable deductions and the fair value calculations of stock-based compensation, goodwill, finite lived intangibles and the earn-out liability.

Reclassifications

Long term accounts receivable, net of allowance was previously reported as a component of current assets as accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets. Long term accounts receivable reflects Cases where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays the Company’s invoice which payment is generally greater than 365 day from date of service. The LOP provides medical providers with greater certainty of full payment. This reclassification had no effect on the previously reported total assets or net loss.

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

Earnings (loss) Per Common Share

Earnings (loss) per common share, basic is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average number of common stock, par value $0.01 (“Common Stock”), outstanding during the period, without consideration of Common Stock equivalents. Shares of restricted stock are included in the basic weighted-average number of Common Stock outstanding from the time they vest.

Diluted earnings (loss) per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the three and nine months ended September 30, 2020 and 2019, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

In connection with the CPM Acquisition in December 2017, the Company recorded an earn-out liability as part of the purchase consideration. The fair value of the earn-out liability is re-measured at each reporting period using Level 3 inputs with changes in fair value recorded in earnings. The earn-out payments are based on the financial performance of the Company between January 1, 2018, and December 31, 2034. The base amount of the earn-out ranges from $0.00 to $16,000,000 with an additional bonus payment of $10,000,000, subject to the Company meeting certain earnings thresholds as defined in the CPM Acquisition Agreement. The fair value of the earn-out liability was calculated using the Monte Carlo simulation, which was then applied to estimated earn-out payments. There was no change in the earn-out liability for the nine months ended September 30, 2020, and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2019. The required earnings thresholds have not been met from inception of the agreements through September 30, 2020, and, as such, there have been no payments required for either the base or bonus earn-out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at September 30, 2020 and December 31, 2019.  The Company’s cash is concentrated in large financial institutions that at times may exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from inception through September 30, 2020.  As of September 30, 2020 and December 31, 2019, there were deposits of $1,075,880 and $599,309, respectively, greater than federally insured limits.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out), which includes an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials, tendons, and amniotic tissues and fluids (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill is not amortized but is tested in the fourth quarter each year for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. As of September 30, 2020, the Company evaluated certain qualitative factors including, (i) macroeconomic factors resulting from the COVID-19 pandemic, (ii) the Company’s operating results and overall financial performance, (iii) the Company’s stock price, and (iv) specific cost-saving actions taken by the Company in response to the COVID-19 pandemic in concluding that the reported amount of goodwill was not more likely than not impaired.

Accounting Standards Update (“ASU”) 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that triggering event has occurred as of September 30, 2020.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

Revenue Recognition

The Company’s revenues are generated from the sales of Orthopedic Implants and Biologics to support orthopedic surgeries. The Company obtains purchase orders from its customers for the sale of its products, which set forth the general terms and conditions including line item pricing and payment terms (generally due upon receipt). The Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment or when a product is utilized in a surgery) and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company’s only performance obligation.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Category
Retail	$5,092,676	$5,050,785	$12,826,054	$12,425,874
Wholesale	645,986	665,559	1,559,777	3,137,054
Total	$5,738,662	$5,716,344	$14,385,831	$15,562,928

Cost of Revenues

Cost of revenues consists of (i) cost of goods sold, (ii) freight and shipping costs for items sold to customers, (iii) cost of storage, (iv) investment in medical instruments, which are expensed when acquired, (v) inventory shrink, and (vi) an estimate for slow-moving and expired inventory, and inventory obsolescence.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Accounting pronouncements issued or effective in 2020 by the Financial Accounting Standards Board (the “FASB”) did not have, or are not believed by the Company’s management to have, a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Computer equipment and software	$45,411	$51,303
Office equipment	20,333	20,333
Property and equipment costs	65,744	71,636
Less: accumulated depreciation	(40,489)	(38,997)
Property and equipment, net	$25,255	$32,639

Depreciation expense for the three months ended September 30, 2020 and 2019 was $8,116 and $5,241, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $28,141 and $15,851, respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	September 30, 2020	December 31, 2019	Amortization period (years)
Intangible assets:
Non-compete agreements	$-	$61,766	2
510(k) product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,260,199	1,321,965
Less: accumulated amortization	(109,486)	(115,345)
Intangible assets, net	1,150,713	1,206,620
Goodwill	$1,972,886	$1,972,886	Indefinite

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for the three months ended September 30, 2020 and 2019 was $15,197 and $20,355, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019, was $55,906 and $61,065, respectively.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, and customer relationships.

Note 5. Senior Secured Revolving Credit Facility

Effective December 29, 2017, the Company became party to its RLOC with Amegy Bank. The RLOC contains customary representation, warranties, covenants and events of default and is collateralized by substantially all of the Company’s assets. The Company’s Chairman of the Board of Directors (“Board”) and President initially personally guaranteed fifty percent (50%) of the outstanding RLOC amount.

On September 21, 2018, the Company executed the First Amendment to the RLOC with Amegy Bank (the “First Amendment”). The First Amendment (i) waived the Company’s events of default under the RLOC through the fiscal quarter ended September 30, 2018, and (ii) added a covenant that the Company achieve quarterly net income of $700,000 or more for the fiscal quarter ending on September 30, 2018.

On November 19, 2018, the Company executed the Second Amendment to the RLOC with Amegy Bank (the “Second Amendment”). The Second Amendment (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $4,000,000, (iii) extended the maturity date to November 4, 2019, (iv) revised the variable interest rate to the one-month LIBOR rate plus four percent (4.00%) per annum, and (v) amended the financial covenants to state that the Company will not permit the Fixed Charge Coverage Ratio of any calendar quarter end from and after the quarter ending June 30, 2019, to be less than 1.25 to 1.00; EBITDA to be less than $700,000 for the fiscal quarter ending December 31, 2018, and $100,000 for the fiscal quarter ending March 31, 2019; and modified the event of default related to consecutive quarterly losses to be applicable from and after the quarter ending June 30, 2019.

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

In conjunction with executing the Fifth Amendment to the RLOC, the Company obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, the Company borrowed $180,000 from NC 143 Family Holdings, LP (“NC 143”), a limited partnership controlled by Mr. Brooks, the Company’s President and Chairman of the Board, and $20,000 from Reeg Medical Industries, Inc. (“RMI”), a company owned and controlled by Christopher C. Reeg (“Mr. Reeg”), the Company’s Chief Executive Officer and Secretary, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

Pursuant to the Fifth Amendment to the RLOC, the Company was in compliance with the covenants of its RLOC with Amegy Bank for the six months ended September 30, 2020.

The outstanding balance of the RLOC was $1,038,352 and $1,752,501 at September 30, 2020 and December 31, 2019, respectively. Interest expense incurred on the RLOC was $11,354  and $28,095 for the three months ended September 30, 2020 and 2019, respectively, and is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. Interest expense incurred on the RLOC was $50,987 and $68,168 for the nine months ended September 30, 2020 and 2019, respectively. Accrued interest on the RLOC at September 30, 2020 and December 31, 2019 was $3,236 and $4,437, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. At September 30, 2020, the effective interest rate was 4.76%.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the form of convertible promissory notes (“Notes”) in the aggregate amount of $150,000 bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”), and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes remain outstanding and principal and interest are due and payable upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.  On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

During the three months ended September 30, 2020 and 2019, interest expense of $6,930 and $6,805, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, interest expense of $20,477 and $20,195, respectively, is reflected in interest expense on the Company’s accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020, and December 31,

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2019, accrued interest was $106,572 and $86,096, respectively, which is reflected in accrued expenses on the Company’s accompanying unaudited condensed consolidated balance sheets.

Note 7 – Paycheck Protection Program Loan

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

As of September 30, 2020, the Company incurred approximately $1,810 in accrued interest related to the PPP Loan, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.  For the three months and nine months ended September 30, 2020, the Company incurred approximately $907 and $1,810, respectively, in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s statements of operations. The Company did not incur interest expense related to the PPP Loan for the three and nine months ended September 30, 2019.

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

As of September 30, 2020, the Company incurred approximately $2,359 in accrued interest related to the EIDL Loan, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. The Company did not incur accrued interest expense on the EIDL Loan as of September 30, 2019. For the three months and nine months ended September 30, 2020, the Company incurred approximately $1,419 and $2,359 in interest expense related to the EIDL Loan, which is reflected in interest expense on the Company’s statements of operations. The Company did not incur interest expense related to the EIDL Loan for the three and nine months ended September 30, 2019.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Non-Qualified Stock Option Awards

For the three and nine months ended September 30, 2019 the Board granted 150,000 and 1,350,000 Non-qualified Stock Option (“NQSO”) to the Company’s product advisory board members, certain key employees and marketing representatives. For the three and nine months ended September 30, 2020, the Board did not grant any NQSOs. For the three months ended September 30, 2020 and September 30, 2019 the Company amortized $101,817 and recognized a benefit of $11,583 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2020 and September 30, 2019 the Company amortized $428,915 and $487,524 relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.  The Company will recognize $439,434 as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity for the nine months ended September 30, 2020, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2019	3,948,333	$0.61	6.08	$157,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(703,333)	0.74	-	-
Expired	(600,000)	0.26	-	-
Balance outstanding at September 30, 2020	2,645,000	$0.65	6.22	$-
Exercisable at September 30, 2020	1,663,333	$0.58	5.05	$-

 Restricted Common Stock

The non-vested restricted stock awards (“RSA”s), as of September 30, 2020, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period (as defined in RSA Agreement).

As of September 30, 2020, and 2019, it was not probable that the performance conditions on the outstanding RSAs would be met therefore, no expense has been recorded for these awards for the three and nine months ended September 30, 2020 and 2019.

There were no RSA’s that were granted, exercised, or forfeited during the nine months ended September 30, 2020.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	2,902,892	$1,382,800	$0.48
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, September 30, 2020	2,902,892	$1,382,800	$0.48

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Current:
Federal	$-	$-
State	11,341	10,589
	11,341	10,589
Deferred:
Federal	-	760,993
State	-	-
	-	760,993
Total income tax expense	$11,341	$771,582

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	September 30, 2020	September 30, 2019
Deferred tax assets:
Net operating loss carryover	$843,582	$191,319
Accounts receivable	168,344	366,996
Stock based compensation	454,678	335,173
Inventory	610,215	893,231
Other	7,341	28,129
Total deferred tax assets	2,084,160	1,814,848

Deferred tax liabilities:
Intangibles	(208,703)	(222,029)
Property and equipment	(4,214)	(4,950)
Total deferred tax liabilities	(212,917)	(226,979)

Deferred tax assets, net	$1,871,243	$1,587,869

Valuation allowance:
Beginning of year	(1,529,584)	-
Increase during the year	(341,659)	(1,587,869)
Ending balance	(1,871,243)	(1,587,869)

Net deferred tax asset	$-	$-

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2020, the Company estimated it had approximately $4,017,055 of net operating loss carryforwards of which $899,331 will expire during 2020 through 2037. The Company believes its tax positions are more likely than not of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax positions. As of September 30, 2020, the Company's tax years 2016 through 2018 remain open for Internal Revenue Service ("IRS") audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

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

O

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	-21.1%	0.0%
State and local income taxes, net of federal benefit	-0.6%	-1.3%
Permanent differences	0.0%	-0.5%
Other	0.0%	0.0%
Effective tax rate	-0.7%	19.2%

The Company’s effective income tax rates for the nine months ended September 30, 2020 and 2019 were (.7%) and 19.2%, respectively. The decrease from the prior period was driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the nine months ended September 30, 2020 and 2019, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Customer 1	13.70%	4.50%
Totals	13.70%	4.50%

At September 30, 2020 and December 31, 2019, the following significant customers had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	September 30, 2020	December 31, 2019
Customer 1 - related party	12.49%	9.47%
Totals	12.49%	9.47%

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2020 and 2019, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Supplier 1	24.70%	21.90%
Supplier 2 - related party	7.50%	10.30%
Totals	32.20%	32.20%

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases approximately 11,500 square feet of space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 North Central Expressway, LP (“NCE, LP”), a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (i) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013, and (ii) a lease effective July 14, 2017, entered into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals thereafter.

For the nine months ended September 30, 2020 and 2019, the Company paid approximately $126,000 and $126,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of September 30, 2020, AmBio operations support approximately 44 full time equivalents (“FTE”). Of those 44 FTEs, 37 FTEs directly support the Company, 6 FTEs support the operations of other companies, and one FTE is shared between the Company and other companies.

As of September 30, 2020 and December 31, 2019, the Company owed amounts to AmBio of approximately $138,773 and $170,000, respectively, which are reflected in accounts payable on the Company’s unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2020 and September 30, 2019, the Company paid approximately $131,851  and $154,000, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2020 and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $29,822 and $751,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

incurred approximately $2,110,450 and $1,457,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2020 and December 31, 2019, the Company had approximately $659,767 and $598,000, respectively, of unpaid commission costs due to MedUSA, which are reflected in accrued liabilities in the Company’s accompanying condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company had outstanding balances due from MedUSA of approximately $501,543 and $555,000, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2020 and 2019, the Company:

•

purchased approximately $0 and $25,000, respectively, in Orthopedic Implants and medical instruments, and Biologics from Overlord, which are reflected within inventories on the Company’s accompanying interim unaudited condensed consolidated balance sheets; and

•

incurred approximately $135,000 and $90,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2020 and December 31, 2019, the Company had approximately $15,000 and $15,000 of unpaid commissions costs owed to Overlord, which are reflected in accrued liabilities in the Company’s accompanying condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company had no outstanding balances due to or from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2020 and 2019, the Company sold Biologics products to NBMJ in the amounts of approximately $13,770, and $412,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2020 and December 31, 2019, the Company had $1,420 and zero in outstanding balances due from NBMJ.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2020 and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $55,897 and $106,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately $16,885 and $16,000, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2020 and December 31, 2019, the Company had outstanding balances due from Bass of approximately $9,975 and $7,000, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2020 and 2019, the Company incurred approximately $482,308 and $269,000, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2020 and September 30, 2019, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $39,922 and $189,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2020 and December 31, 2019, the Company had outstanding balances due from Tiger of approximately $836 and $30,000, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2020 and 2019, the Company purchased approximately $355,274 and $624,000, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company had outstanding balances owed to Modal of approximately $314,574 and $0, respectively. These amounts are reflected in accounts payable in the Company’s accompanying condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company had outstanding balances due from Modal of approximately $0 and $40,700, respectively. These are reflected in accounts receivable, net of allowance, in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice.

Note 13. Subsequent Events

On November 12, 2020, the Company and Amegy Bank executed the Sixth Amendment to the RLOC, extended the termination date of the RLOC until May 4, 2021. (See Note 5, “Revolving Line of Credit”).

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation, and its consolidated subsidiaries.

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

All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are an FDA-registered medical device specification developer and repackager/relabeler, and manufacturer of record (a “Manufacturer”). We are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices.

Impact of COVID-19

Impact to Fuse

The novel coronavirus SARS CoV-2 (“COVID-19”) global pandemic presents significant risks to our business plan. During our first quarter 2020 and as a response to COVID-19, the Governor of Texas declared a state of disaster and issued an executive order requiring hospitals to defer all elective surgeries. The order was effective March 19, 2020 through April 22, 2020.

On April 17, 2020, the Governor of Texas issued an additional executive order permitting hospital facilities to begin elective surgeries effective April 22, 2020 with certain restrictions, including maintaining a percentage of available beds for potential COVID-19 related patients. The disaster declaration in Texas and similar declarations other governmental jurisdictions, specifically the temporary deferral of all elective surgeries, adversely impacted our results of operations for the second quarter 2020, in particular, the periods prior to April 22, 2020.

Our products support patient conditions which are degenerative in nature. While most of our Cases are currently considered elective, they are typically necessary for a patient to restore mobility, reduce pain and increase quality of life. We continue to believe our annual revenues for 2020 will fall within a range of 4% to 6% lower compared to 2019. Our revenues during our second quarter were significantly lower than the three months ended June 30, 2019 due to the restrictions on elective surgeries in place prior to April 22, 2020. For the three months ended September 30, 2020 our revenues exceeded the prior year quarter by $22,318. We anticipate this steady increase in revenues to continue throughout the fourth quarter of the year.

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

Subsequent to the government-imposed shelter-in-place mandates and prohibitions on elective surgeries, revenues for the third quarter of 2020 were higher than our historical seasonality trends due to surgeries forgone in the second quarter of 2020 due to elective surgery restrictions being performed in the third quarter.

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

In the quarter ended September 30, 2020, our average revenue per Retail Case increased by approximately 5%, and our average revenue per Wholesale Case increased by approximately 102% compared to the quarter ended September 30, 2019.

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

During the nine months ended September 30, 2020, our average revenue per Retail Case increased by approximately 12%, and our average revenue per Wholesale Case increased by approximately 59% compared to the nine months ended September 30, 2019.

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

We employ strategies to maximize revenue per Case. For the nine months ended September 30, 2020 and 2019, our average revenues per Case were $5,406 and $4,033, respectively. The approximate 34% increase in average revenue per Case was primarily due to (a)(i) a shift to focus on Retail Cases, and (ii) an increase in revenue derived from commission agreements, offset, in part, by (b) continued pricing pressures, as described above.

We continue to experience gross profit improvements primarily based on revenues derived from our manufactured branded products and reduced distribution overhead costs.

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

	For the Three Months Ended
	September 30, 2020	(% Rev)	September 30, 2019	(% Rev)
Net revenues	$5,738,662	100%	$5,716,344	100%
Cost of revenues	2,043,722	36%	4,787,939	84%
Gross profit	3,694,940	64%	928,405	16%
Operating expenses:
Selling, general, administrative and other expenses	1,379,385	24%	2,263,964	40%
Commissions	2,185,487	38%	1,741,770	31%
Depreciation and amortization	23,312	0%	25,596	0%
Total operating expenses	3,588,184	63%	4,031,330	71%
Operating income\(loss)	106,756	2%	(3,102,925)	-54%
Other expense
Interest expense	20,611	0%	34,900	1%
Total other expense	20,611	0%	34,900	1%
Operating income (loss) before tax	86,145	2%	(3,137,825)	-55%
Income tax benefit (expense)	5,661	0%	926,517	16%
Net income\(loss)	$80,484	1%	$(4,064,342)	-71%

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

Net Revenues

For the three months ended September 30, 2020, net revenues were $5,738,662 compared to $5,716,344 for the three months ended September 30, 2019, an increase of $22,318, or approximately 0.3%.

For the three months ended September 30, 2020, Retail Cases decreased by 3% compared to the three months ended September 30, 2019, offset by, revenues from Retail Cases for the three months ended September 30, 2020, increasing by 2% compared to revenues from Retail Cases for the three months ended September 30, 2019. We believe this 2% increase in revenues from Retail Cases is primarily driven by an increase in revenue per Retail Case.

Our Wholesale Cases decreased by 56% for the three months ended September 30, 2020, compared to Wholesale Cases during the three months ended September 30, 2019. Accordingly, revenues from Wholesale Cases for the three months ended September 30, 2020, decreased by 11% compared to revenues from Wholesale Cases for the three months ended September 30, 2019.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. We will seek to increase our volume of Retail Case Sales to our existing retail customer base and add new retail customers.

Cost of Revenues

For the three months ended September 30, 2020, our cost of revenues was $2,043,722, compared to $4,787,939 for the three months ended September 30, 2019, representing a decrease of $2,744,217, or approximately 134.3%.

As a percentage of revenues, cost of revenues decreased approximately 48 percentage points to approximately 36% for the three months ended September 30, 2020, compared to approximately 84% for the three months ended September 30, 2019. The decrease as a percentage of net revenues resulted from (a)(i) an approximate 47% decrease in inventory shrink and inventory loss provision, (a)(ii) an approximate 4% reduction in cost of goods sold, offset, in part, by (b) an approximate 3% increase in medical instrument expense.

Gross Profit

For the three months ended September 30, 2020, we generated a gross profit of $3,694,940, compared to $928,405 for the three months ended September 30, 2019, representing an increase of $2,766,535 or approximately 298.0%.

As a percentage of net revenue, gross profit increased approximately 48 percentage points to 64% for the three months ended September 30, 2020, compared to 16% for the three months ended September 30, 2019. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended September 30, 2020, selling, general, administrative, and other expenses decreased to $1,379,385 from $2,263,964 for the three months ended September 30, 2019, representing a decrease of $884,579, or approximately 39.1%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 24% and 40% for the three months ended September 30, 2020 and September 30, 2019, respectively. As a percentage of net revenue, the decrease of approximately 16 percentage points primarily resulted from (a)(i) an approximate 9 percentage-point decline in provision for bad debt, (a)(ii) an approximate 5 percentage point decline in leased staffing costs, and (a)(iii) an approximate 4 percentage point decline in professional expense, offset, in part by, (b)(i) an approximate 2 percentage-point increase in stock based compensation. Reflected in professional fees and stock-based compensation was approximately $232,841 in compensation to members of our scientific advisory boards (“SABs”), of which approximately $150,000 was in the form of cash expense and approximately $82,841 was non-cash stock-based compensation. The three months ended September 30, 2020, reflected an approximate $112,500 decrease in professional fees related to the SABs as compared to the three months ended September 30, 2019.

Commissions

For the three months ended September 30, 2020 and September 30, 2019, commission expense was $2,185,487 and $1,741,770, respectively, representing an increase of $443,717, or approximately 25.5%.

As a percentage of net revenues, commission expense accounted for approximately 38% for the three months ended September 30, 2020, and 31% for the three months ended September 30, 2019. This approximate 7 percentage-point increase primarily resulted from an approximate 1% increase of revenues eligible for commissions and an approximate 6% increase in average commission rates.

Depreciation and amortization

For the three months ended September 30, 2020, our depreciation and amortization expense decreased to $23,312 from $25,596 for the three months ended September 30, 2019, representing a decrease of $2,284. This decrease is primarily driven by the complete amortization of the Company’s non-compete agreements.

Interest

For the three months ended September 30, 2020, interest expense declined to $20,611 from $34,900 for the three months ended September 30, 2019, which is a reduction of $14,289, or approximately 40.9%. The decline of $14,289 was primarily driven by (a)(i) an approximate $6,972 reduction in interest costs caused by a decline in LIBOR market interest rates, (a)(ii) an approximate $9,768 decrease in interest related to decreased borrowings on our RLOC, offset, in part, by (b)(i) an approximate $1,419 increase related to accrued interest on our EIDL Loan, (b)(ii) an approximate $907 increase related to accrued interest on our PPP Loan, and (b)(iii) an approximate $125 increase of accrued interest on our Subordinated Notes.

Income tax

For the three months ended September 30, 2020 and 2019, we recorded an income tax expense of approximately $5,661, and income tax expense $926,517. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Income/ (Loss)

For the three months ended September 30, 2020, we had net income of $80,484 compared to a net loss of $4,064,342 for the three months ended September 30, 2019, respectively, representing an increase in net income of $4,144,826 or approximately 102.0%.

As a percentage of revenue, net income/(loss) represented approximately 1% and (71)% for the three months ended September 30, 2020 and September 30, 2019, respectively.

The approximate 72 percentage point increase in net income as a percentage of revenue was primarily attributable to (a)(i) an approximate 7 percentage point increase in commissions, offset, in part, by (b)(i) an approximate 16 percentage point decrease in income tax expense, (b)(ii) an approximate 16 percentage point decrease in selling, general, administrative, and other expenses, and (b)(iii) an approximate 48 percentage point decrease in cost of revenues.

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Nine Months Ended
	September 30, 2020	(% Rev)	September 30, 2019	(% Rev)
Net revenues	$14,385,831	100%	$15,562,928	100%
Cost of revenues	5,823,281	40%	8,987,196	58%
Gross profit	8,562,550	60%	6,575,732	42%
Operating expenses:
Selling, general, administrative and other expenses	5,021,632	35%	6,604,066	42%
Commissions	4,996,843	35%	3,752,295	24%
Depreciation and amortization	84,047	1%	76,916	0%
Total operating expenses	10,102,522	70%	10,433,277	67%
Operating loss	(1,539,972)	-11%	(3,857,545)	-25%
Other expense
Interest expense	75,633	1%	88,362	1%
Total other expense	75,633	1%	88,362	1%
Operating loss before tax	(1,615,605)	-11%	(3,945,907)	-25%
Income tax benefit	11,341	0%	771,582	5%
Net loss	$(1,626,946)	-11%	$(4,717,489)	-30%

Net Revenues

For the nine months ended September 30, 2020, net revenues were $14,385,831 compared to $15,562,928 for the nine months ended September 30, 2019, a decrease of $1,177,097 or approximately 7.6%.

For the nine months ended September 30, 2020, Retail Cases decreased by 9% compared to the nine months ended September 30, 2019. Revenues from Retail Cases for the nine months ended September 30, 2020, increased by 2% compared to revenues from Retail Cases for the nine months ended September 30, 2019. This 2% increase in revenues from Retail Cases is primarily driven by greater concentration in new medical facilities.

Our Wholesale Cases decreased by 67% for the nine months ended September 30, 2020, compared to Wholesale Cases during the nine months ended September 30, 2019. Accordingly, revenues from Wholesale Cases for the nine months ended September 30, 2020, decreased by 47% compared to revenues from Wholesale Cases for the period ended September 30, 2019.

Cost of Revenues

For the nine months ended September 30, 2020, our cost of revenues was $5,823,281, compared to $8,987,196 for the nine months ended September 30, 2019, representing a decrease of $3,163,915, or approximately 35%.

As a percentage of revenues, cost of revenues decreased approximately 18 percentage points to approximately 40% for the nine months ended September 30, 2020, compared to approximately 58% for the nine months ended September 30, 2019. The decrease as a percentage of net revenues resulted from (a)(i) an approximate 12 percentage-point decrease in inventory shrink and inventory loss provision, (a)(ii)an approximate 7 percentage point reduction in cost of products sold, offset, in part, by (b)(i) an approximate 1 percentage point increase in medical instrument expense.

Gross Profit

For the nine months ended September 30, 2020, we generated a gross profit of $8,562,550, compared to $6,575,732 for the nine months ended September 30, 2019, representing an increase of $1,986,818, or approximately 30.2%.

As a percentage of net revenue, gross profit increased by 18 percentage points to 60% for the nine months ended September 30, 2020, compared to 42% for the nine months ended September 30, 2019. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the nine months ended September 30, 2020, selling, general, administrative, and other expenses decreased to $5,021,632 from $6,604,066 for the nine months ended September 30, 2019, representing a decrease of $1,582,434, or approximately 24.0%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 35% and 42% for the nine months ended September 30, 2020 and September 30, 2019, respectively. As a percentage of net revenue, the decrease of approximately 7 percentage points primarily resulted from (a)(i) an approximate 3 percentage-point decline in the provision for bad debt, (a)(ii) an approximate 3 percentage point decline in leased staffing costs, and (a)(iii) an approximate 1 percentage point decrease in professional expense. Reflected in professional fees and stock-based compensation is approximately $1,240,469 in compensation to members of our SABs, of which approximately $800,000 was in the form of cash expense and approximately $440,469 was non-cash stock-based compensation. The nine months ended September 30, 2020, reflected an approximate reduction of approximately $250,000 in professional fees related to the SABs as compared to the nine months ended September 30, 2019.

Commissions

For the nine months ended September 30, 2020 and September 30, 2019, commission expense was $4,996,843 and $3,752,295, respectively, representing an increase of $1,244,548, or approximately 33.2%.

As a percentage of net revenues, commissions expenses accounted for approximately 35% for the nine months ended September 30, 2020, and 24% for the nine months ended September 30, 2019. This approximate 11 percentage-point increase primarily resulted from an approximate 3% increase of revenues eligible for commissions and approximately an 8% increase in average commission rates as well as the realignment and restructuring of the commission agreement for our largest commission-based representative.

Depreciation and amortization

For the nine months ended September 30, 2020, our depreciation expense increased to $84,047 from $76,916 for the nine months ended September 30, 2019, representing an increase of $7,131. This increase was primarily the result of an investment to upgrade our supply-chain inventory management system and new office workstations in prior periods.

Interest

For the nine months ended September 30, 2020, interest expense decreased to $75,633 from $88,362 for the nine months ended September 30, 2019, which is a decrease of $12,729, or approximately 14%. The decrease of $12,729 was primarily driven by (a)(i) an approximate $18,231 reduction in interest costs caused by a decline in the LIBOR market interest rates, offset, in part, by, (b)(i) an approximate $1,051 increase in interest related to increased borrowings on our RLOC, (b)(ii) an approximate $2,359 increase related to accrued interest on our EIDL Loan, (b)(iii) an approximate $1,810 increase related to accrued interest on our PPP Loan, and (b)(iv) an approximate $282 increase related to accrued interest on our Subordinated Notes.

Income tax

For the nine months ended September 30, 2020 and 2019, we recorded an income tax expense of approximately $11,341 and $771,582. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the nine months ended September 30, 2020, we had a net loss of $1,626,946 compared to a net loss $4,717,489 for the nine months ended September 30, 2019, respectively, representing a decrease in net loss of $3,090,543, or approximately 65%.

As a percentage of revenue, net loss represented approximately 11% and 30% for the nine months ended September 30, 2020 and September 30, 2019, respectively.

The approximate 19 percentage point decrease in net loss as a percentage of revenue was primarily attributable to (a)(i) an approximate 7 percentage point decrease in selling, general, administrative, and other expenses, (a)(ii) an approximate 5 percentage point reduction in income tax expense, and (a)(iii) an approximate 18 percentage point increase in gross profit, offset, in part, by (b)(i) an approximate 11 percentage point increase commissions.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$463,084	$(88,097)
Net cash used in investing activities	(20,757)	-
Net cash used in financing activities	(2,749)	275,053
Net increase in cash and cash equivalents	$439,578	$186,956

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $463,084 compared to $88,097 used in operating activities for the nine months ended September 30, 2019, representing an increase of $551,181.

For the nine months ended September 30, 2020, our net cash provided by operating activities resulted primarily from: (a)(i) a $1,848,178 decrease in accounts receivable, (a)(ii) a $872,971 reduction in inventories, (a)(iii) a $219,035 increase in accrued expenses, and (a)(iv) a $4,891 decrease in prepaid expenses and other current assets, offset, in part by (b)(i) an increase of $1,908,403 of long term accounts receivable, (b)(ii) a $409,371 reduction in accounts payable, and (b)(iii) a $164,216 of net loss adjusted for non-cash items.

For the nine months ended September 30, 2019, our net cash used in operating activities resulted primarily from: (a)(i) $2,312,419 of net loss adjusted for non-cash items (a)(ii) an increase of $774,712 in long term accounts receivable, and (a)(iii) a $186,823 reduction in accounts payable, net, offset, in part, by (b)(i) a $2,886,268 decrease in inventories, (b)(ii) a $161,943 decrease in accounts receivable, (b)(iii) a $125,458 increase in accrued liabilities, and (b)(iv) a $12,188 decrease in prepaid expenses.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was approximately $20,757 for our investments in (i) new office workstations and (ii) equity incentive plan administrative and tracking software.

For the nine months ended September 30, 2019, there was no net cash used in investing activities.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was $2,749, compared to the $275,053 provided by financing activities for the nine months ended September 30, 2019.

The $2,749 in net cash used in financing activities for the nine months ended September 30, 2020 primarily resulted from (a)(i) $361,400 in proceeds from our PPP Loan, (a)(ii) $200,000 in proceeds from our Subordinated Notes; and (a)(iii) $150,000 in proceeds from our EIDL Loan, offset by (b)(i) $714,149 in net repayments on our RLOC.

The $275,053 in net cash provided by financing activities for the nine months ended September 30, 2019 resulted from borrowings on our RLOC.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of September 30, 2020, our current assets exceeded our current liabilities by $4,345,261 (our “Working Capital”), which includes $1,538,888 in cash and cash equivalents. We believe cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

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

In conjunction with obtaining the Fifth Amendment, we obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, we borrowed $180,000 from NC 143, a limited partnership controlled by Mr. Brooks, and $20,000 from RMI, a company owned and controlled by Mr. Reeg, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

For the three months ended September 30, 2020, we were in compliance with the covenants of our RLOC with Amegy Bank. On November 12, 2020 we executed a Sixth Amendment to the RLOC with Amegy Bank, which extended the termination date of our RLOC to May 4, 2021. (See Note 5, “Senior Secured Revolving Credit Facility” of our accompanying unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

We rely on our RLOC for capital expenditures and other day-to-day Working Capital needs. As of November 5, 2020, we had approximately $1,186,674 in available cash, and $528,667 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

Payroll Protection Program

On April 11, 2020, we received approval from the SBA to fund our request for a PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, we entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, we intend to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is reflected in short term liabilities in our accompanying interim unaudited condensed consolidated balance sheets on F-1 as we expect the PPP Loan will be forgiven during 2020.

Economic Injury Disaster Loan

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

Going Concern

The accompanying interim unaudited condensed consolidated financial statements have been prepared as if we will continue as a going concern. Through September 30, 2020, we had accumulated losses of $4,222,759 and a stockholders’ deficit of $2,420,164. Although revenue increased by $22,318, or less than 1% in the third quarter of 2020 versus the same quarter in 2019, as we have been impacted by restrictions as a result of the COVID-19 pandemic throughout 2020. At various times during 2018 and 2019, and for the first quarter ended March 31, 2020, we were out of compliance with one or more covenants contained in our RLOC, but obtained waivers from Amegy Bank to cure the violations, along with reductions in our aggregate contractual borrowing limits under our RLOC. On November 12, 2020, we executed a Sixth Amendment to the RLOC with Amegy Bank, which extended the termination date of our RLOC to May 4, 2021. We have determined that these conditions and events raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern for at least one year beyond the date of this filing is dependent upon the easing of restrictions imposed on elective surgeries by civil authority as a result of COVID-19, as well as our (i) successful execution of key branding initiatives, (ii) introduction, commercialization and sales of new proprietary products and product lines, (iii) increased sales of existing products, with strategic emphasis on selling more Retail Cases and increasing the percentage of Retail Cases sold as a percentage of all Cases we sell, and (iv) continued cost reductions. Additionally, we will need to refinance our RLOC with Amegy Bank, which is set to expire on May 4, 2021, with a new credit facility on commercially reasonable terms or obtain equity financing.  We were in compliance with all covenants contained in our RLOC with Amegy Bank as of Septembers 30, 2020.

Our accompanying interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

For the nine months ended September 30, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2020, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2020.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2020.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On November 12, 2020, we executed the Sixth Amendment to our RLOC with Amegy Bank, which extended the termination date of the RLOC until May 4, 2021. The Sixth Amendment is attached hereto as Exhibit 10.1. (See Note 5, “Revolving Line of Credit” and Note 13, “Subsequent Events” of our unaudited condensed consolidated notes to our Financial Statements beginning on page F-1).

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

10.1*

Sixth Amendment to the Amended and Restated Business Loan Agreement dated November 12, 2020, by and between Zions Bancorporation, N.A. (dba Amegy Bank) and Fuse Medical, Inc. and CPM Medical Consultants, LLC.

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

FUSE MEDICAL, INC.

Date: November 16, 2020	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)