Form 10-K
period 2020-12-31
Fuse Medical, Inc.
filed 2021-03-31
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether or not the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $611,173.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 8, 2021, 73,124,458 shares of the registrant’s Common Stock were outstanding.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks, uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: (i) our inability to obtain adequate debt or equity financing; (ii) the duration of, and government response to, the novel coronavirus SARS CoV-2 (“COVID-19”) pandemic, including limitations on performing elective surgeries; (iii) the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity; (iv) our inability to expand our business; (v) significant government regulation of our business and the healthcare industry; (vi) lack of product diversification; (vii) existing or increased competition; (viii) results of arbitration and litigation; (ix) stock volatility and illiquidity; and (x) our failure to implement our business plans or strategies. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appear in “Item 1A, Risk Factors” (“Risk Factors”) and elsewhere in this 2020 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the Risk Factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information, future events or circumstances, or otherwise.

Readers should read this Annual Report in conjunction with (i) the discussion under the caption Risk Factors, (ii) our audited consolidated financial statements as of December 31, 2020, and 2019, and the related notes therein included in this Annual Report, beginning on page F-1 (“Financial Statements”), and (iii) other documents which we may file from time to time with the SEC.

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

We also provide a wide array of osteo-biologics and regenerative products, which include human allografts, tendons, synthetic skin and bone substitute materials, and regenerative tissues and fluids, which we refer to as (“Biologics”).

All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are an FDA-registered medical device specification developer and repackager/relabeler, and manufacturer of record, (a “Manufacturer”). We are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices and related intellectual property.

Impact of COVID-19

The novel coronavirus COVID-19 global pandemic has presented and continues to present significant risks to our business plan. During our first quarter 2020 and as a response to COVID-19, the Governor of Texas declared a state of disaster and issued an executive order requiring hospitals to defer all elective surgeries. The order was effective March 19, 2020 through April 22, 2020.

On April 17, 2020, the Governor of Texas issued an additional executive order permitting hospital facilities to resume elective surgeries effective April 22, 2020 with certain restrictions, including maintaining a percentage of available beds for potential COVID-19 related patients. The disaster declaration in Texas and similar declarations in other governmental jurisdictions, specifically the temporary deferral of all elective surgeries, adversely impacted our results of operations for the second quarter 2020, in particular, the periods prior to April 22, 2020.

A second executive order suspending elective surgeries and procedures was issued on June 30, 2020.  It was amended on July 9, 2020 to encompass all counties within the 11 Trauma Service Areas in Texas.    This executive order was lifted on September 17, 2020 and elective surgeries and procedures in these areas were resumed.

During the second quarter of 2020, we implemented strategic cost reductions in order to mitigate the impact of COVID-19 on our business. Included in these initiatives were company-wide salary reductions of all our employees, including our executive officers. As of December 31, 2020, a majority of the reduced salaries have been reinstated.

Despite the adverse effects of COVID-19 on our business in the second quarter of 2020, our net income for the year ended December 31, 2020 increased over the year December 31, 2019. However, our revenue declined for the year ended December 31, 2020 compared to 2019. We believe that our revenues for the third and fourth quarters of 2020 were strengthened due to performance of deferred second quarter elective surgeries in the third and fourth quarters of 2020. However, the strength of those two quarters did not entirely compensate for the second quarter deterioration due to COVID-19. The majority of our products support patient conditions which are degenerative in nature. While most of our products are used in procedures that are currently considered elective, the procedures are typically necessary for a patient to restore mobility, reduce pain and increase quality of life. Other cases are emergency in nature involving trauma.

Products

We believe our broad portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and are cost-effective solutions for our customers.

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
•

Spine - We offer a full line of spinal products for cervical and thoracolumbar fusion, including our Fuse Pedicle Screw system for open and MIS procedures, our Fuse ACP Anterior Cervical Plating System, our Maxim X-Treme PEEK Cervical Interbodies and CPM PEEK Titanium Coated Cervical and Lumbar Interbodies.

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

Customers and Product Distribution Channels

Retail. Under our retail distribution model, (“Retail Model”), we sell directly to our end customers, which consist of hospitals and medical facilities, utilizing (i) our full-time sales representatives whom we employ or engage as independent contractors and (ii) independent sales representatives who work on a non-exclusive basis. In both instances, we pay the sales representative a commission with respect to sales made by the representative. We refer to sales through our Retail Model as Retail Cases (which are herein referred to as “Retail Cases”). For the years ended December 31, 2020 and 2019, our Retail Cases generated, in aggregate, approximately 89% and 83%, respectively, of our revenues.

Wholesale. Under our wholesale distribution model, (“Wholesale Model”), we sell our products directly to independent distributors rather than to hospitals and medical facilities who are the ultimate end customer. We do not pay commissions from any sales to independent distributor. We refer to our sales through our Wholesale Model as Wholesale Cases, (which are herein referred to as “Wholesale Cases”). For the years ended December 31, 2020 and 2019, our Wholesale Cases generated, in aggregate, approximately 11% and 17%, respectively, of our revenues.

For the year ended December 31, 2020, our largest customer represented approximately 12.6% of our consolidated net revenues. We continue to develop and expand our customer portfolio through building relationships with key medical professionals in the expanding geographic areas we serve. For the year ended December 31, 2020, we were successful in adding 10 new distributors. For the three months ended March 31, 2021, we were successful in adding 7 new distributors. We provide on-going product training and support to our sales representatives, independent sales representatives and contractors and independent distributors along with product manufacturer marketing materials to ensure customer satisfaction with the products we offer. We believe focusing on these key areas is essential to growing our customer base and increasing revenues; particularly with respect to Retail Cases.

Manufacture and Supply

We rely on third-party suppliers for the manufacturing or machining of all our products. Outsourcing product manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our products. We select our suppliers to ensure that all of our products are safe, effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA, and International Organization for Standardizations, (“ISO”), and quality standards supported by our internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

Our suppliers consist of:

Manufacturers. We purchase product directly from the manufacturer on a wholesale basis and serve as a stocking distributor for the manufacturer with respect to the product. We then sell the product utilizing our Retail and Wholesale Models and determine the sales price to the end customer.

Our primary supplier of Biologics is Vivex Biomedical, Inc. a biomedical company focused on cellular therapies that treat orthopedic, spine, wound, and soft tissue indications. With respect to Orthopedic Implants, our significant suppliers are Modal Manufacturing, LLC for lower extremities, FH Orthopedics, Inc. for shoulder replacement systems, and CoreLink Surgical, Inc. for medical devices used in spine surgeries.

Private label manufacturers. We purchase product directly from the manufacturer on an exclusive basis. We then sell the products under one of our own proprietary brands utilizing our Retail Model or our Wholesale Model. With respect to private label products, the manufacturer owns the applicable 510(k) which is an FDA clearance of a premarket notification requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”).

We contract with Tyber Medical, LLC, Maruho Medical, LLC, Solco Biomedical Co., Ltd, and Modal Manufacturing, LLC, four manufacturers of Orthopedic Implants, to develop and expand our private label initiatives, including our foot and ankle, and spine and sports medicine products. During 2020, we expanded our private label products through key relationships and suppliers. Our Orthopedic Implants private label portfolio consists of:

•

our internal fixation product line for foot and ankle procedures, which includes CPM Headed and Headless Cannulated Screws, CPM Snap Off Screws, the FuseFix Hammertoe implant, and Fuse TyWedge System for Evans & Cotton procedures;

•	our Cervical ACIF, and Lumbar PLIF/TLIF interbody spacer product line that features titanium-coated surfaces to promote osseointegration during spinal fusion surgeries;
•	our Fuse Suture Anchor product line for sports medicine procedures, which includes Galen, Kopis and Vida suture anchors delivery system for soft tissue fixation (“Fuse Suture Anchors”);
•	our Fuse ACP Anterior Cervical Plating System and
•	our Sterizo Total Knee Replacement System (“Sterizo Total Knee System”).

During December 2020, we launched our amniotic and umbilical membrane product line, which includes FuseChoiceTM, FuseChoiceTM Plus, and FuseChoiceTM Max. We have three more additional Biologics launches planned for 2021 which include:

•	FuseChoice DermTM Non-Fenestrated Dermal Matrix,
•	FusePureTM Demineralized Bone Matrix, Strips and Cubes, and
•	FuseTrilogy TM Viable Bone Matrix, an osteoconductive, osteoinductive & osteogenic DMSO-free bone void filler

We are also evaluating the opportunity to license certain manufacturers’ technology for our own branding opportunities that would allow us to expand our branded product portfolio offerings.

Contract manufacturers. For products for which we are the Manufacturer of record on the applicable 510(k), we outsource our manufacturing and machining needs to contract manufacturers. Our approved contract manufacturers are all ISO13485 certified and machine and produce our products to our specifications. All finished products go through quality and final inspection at our facility. We then sell the products under one of our own proprietary brands utilizing our Retail and Wholesale Models.  Our FDA cleared products for which we are the Manufacturer of record are:

•	Maxim X-Treme PEEK Cervical Interbody System
•	Fuse Pedicle Screw System
•	OrbitumTM Staple System (initial launch scheduled for May 2021)

Product Development

To further our business objectives, we use our knowledge of the healthcare industry and leverage our relationships with key suppliers, manufacturers, facility materials managers, and distribution channels. In 2020, we continued to utilize our Scientific Advisory Boards, (“SABs”), to assist with our product development and design input. Members of our SABs include the heads of teaching hospitals and universities, clinical residency programs, and clinical fellowship programs at some of the most respected institutions in the United States. Our SABs have provided valuable insight for both our products coming to market as well as the design and development of new products in our pipeline. We continuously review our product lines, both internally and with our SABs, proactively evaluating product trends to ensure we offer a comprehensive, high-quality, and cost-effective selection of Orthopedic Implants. We believe these efforts will enable us to become a leader in our industry and to expand our existing customer base.

Public Recognition

Our strategic acquisitions of CPM Medical Consultants, LLC (“CPM”) and Palms Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”) significantly expanded our product lines, operations, and competitive reach. For the third year in a row, Fuse was named and ranked (moving up 46 spaces from the previous year to number 43 in 2020) on Deloitte’s 2020 Technology Fast 500TM, an annual ranking of the fastest growing North American companies in the technology, media, telecommunications, life sciences and energy technology sectors. We were also named and ranked number 136 of the top 150 largest public companies by revenue in the Dallas-Fort Worth metropolitan area, by the Dallas Morning News for the third year in a row.

Competition

As a Manufacturer, distributor, and wholesaler of medical devices, we primarily compete with other distributors, as well as large, vertically-integrated medical device manufacturers that enjoy well-established distribution channels, national sales networks, direct sales models, and participation in large group purchasing organizations (“GPOs”) contracted with major hospitals and surgery centers.

We believe that our ability to offer a diverse selection of products across five different product categories, sets us apart from other distributors and gives us a competitive advantage against distributors who are not able to manufacture their own products, as well as manufacturers who are limited to distributing their own products within a specific product category.

Generally, we view Stryker Corporation, Smith & Nephew plc, and Orthofix Medical Inc., as examples of our large vertically-integrated competitors. We believe those competitors, and companies like them, only distribute products they manufacture and have significant costs related to new product research and development and organizational support. Conversely, in addition to our own products, we sell a broad portfolio of specialized third-party manufacturers’ products and have significantly lower costs related to research and development for such third-party products, as well as significantly lower costs for organizational support. Thus, we believe our competitive advantage lies primarily with our single-source fulfillment sales model, allowing us to offer a broader assortment of several manufacturers’ products. We also believe that we generally realize higher gross margins than our competitors due to the lower product costs associated with being a Manufacturer and private labeler.

We contract primarily with small- and medium-sized manufacturers of Orthopedic Implants and Biologics that are subject to FDA compliance and approval standards. We believe these manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures and substantially lower research and development costs. Because of our organizational structure, large distribution footprint, and sales models, we tend to align well with our specialized suppliers’ competitive strategies, which we believe is the foundation for additional significant relationships with such suppliers than our competitors.

We believe the competition in our industry is primarily driven by continued mergers and acquisitions of smaller manufacturers and distributors by larger, vertically-integrated companies that produce, market and distribute medical devices, Orthopedic Implants, and Biologics. Our vertically-integrated competitors benefit from their ability to control costs for the devices they manufacture and distribute. Moreover, we believe the market in which we operate is sensitive to changes in third-party and government payor reimbursements and, competitive discount pricing. We believe that our industry will continue to see increased mergers and acquisitions because the market is significantly fragmented with numerous medical device manufacturers, distributors, and specialized suppliers offering similar product portfolios throughout the United States.

Intellectual Property

We maintain stocking distribution agreements providing for exclusive distribution rights in certain geographic areas and use of associated trademarks, service marks, and tradenames for the sale and promotion of the products we offer, which generally have durations of one (1) to three (3) years, subject to renewal terms. Furthermore, we require employees, independent contractors, consultants, and advisors to execute agreements, with varying terms of one (1) to three (3) years, that assign to us the intellectual property existing and generated from their work. In 2020, we applied and were granted trademark approval for our GalenTM and KopisTM suture anchors, part of our Fuse Suture Anchor product line.

Government Regulation

Our products are subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies. Our products are subject to regulation under the FDCA, and in the case of our tissue products, also under the Public Health Service Act, (“PHSA”). To ensure that our products are safe and effective for their intended use, the FDA regulates, among other things, the following activities that we or our partners perform and will continue to perform:

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

Class I devices are those with the lowest risk to the patient for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require 510(k) Clearance by the FDA, though most Class I devices are exempt from the premarket notification requirements. Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, product-specific guidance documents and post-market surveillance. Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA. Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by compliance with the General Controls and Special Controls described above. Therefore, these devices must receive an approved PMA. Both 510(k)s and PMAs are subject to the payment of user fees at the time of submission for FDA review.

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

Compliance with Certain Applicable Statutes

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims laws, criminal health care fraud laws, physician payment transparency laws, data privacy and security laws and foreign corrupt practice laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorney generals. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

The federal Anti-Kickback Statute, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. For example, the definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the Patient Protection and Affordable Health Care Act, which, as amended by the Health Care and Education Reconciliation Act (collectively referred to as “ACA”). ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

ACA also includes various provisions designed to significantly strengthen fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions that require us to report and disclose to the Centers for Medicare and Medicaid Services (“CMS”), any payment or “transfer of value” made or distributed to physicians or teaching hospitals. These sunshine provisions also require certain GPOs, including physician-owned distributors, to disclose physician ownership information to CMS. We and other device manufacturers are required to collect and annually report specific data on payments and other transfers of value to physicians and teaching hospitals. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements.

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

Among these changes was the imposition of a 2.3% excise tax on domestic sales of medical devices that went into effect on January 1, 2013. This tax has resulted in a significant increase in the tax burden on our industry. In December 2015, the U.S. Congress adopted, and President Obama signed into law, the Consolidated Appropriations Act of 2016. Among other things, this legislation put in place a two-year moratorium on the device tax through the end of 2017. The moratorium was extended to an additional two years beginning January 1, 2019 and ending December 31, 2020. Other elements of the ACA include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board.

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

Compliance Training

We maintain a company-wide compliance program for all employees, vendors, and contractors, which is managed by our Compliance Officer who is responsible for developing compliance programs, reviewing our policies, overseeing adherence to those policies, and advising management on possible risks. Our compliance policies include general ethical business practices as well as specific operating policies and training to ensure compliance with relevant and applicable healthcare laws and regulations, including the laws referenced above.

Employees

We engage AmBio Staffing, LLC (“AmBio”), a Texas licensed professional employment organization (“PEO”), to provide us with payroll processing, employee benefit administration, and related human capital services. As of March 8, 2021, AmBio supported approximately 43 full time equivalents (“FTE”). Of those 43 FTEs, 35 FTEs directly support us, 7 FTEs support the operations of other companies, and we share 1 FTE with other related companies.

Corporate and Available Information

We are a Delaware corporation. We were initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation. In July 1999, American Metals Service, Inc. changed its name to GolfRounds.com, Inc. and was redomiciled to Delaware through a merger. Effective May 28, 2014, GolfRounds.com amended its certificate of incorporation to change its name to Fuse Medical, Inc., Fuse Medical, LLC, an unrelated entity, then merged with and into a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. Fuse Medical, Inc. was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

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

Our principal executive office is located at 1565 N. Central Expressway, Suite 220, Richardson, Texas 75080. Our Internet address is www.fusemedical.com. We are not including information contained on our website as part of, or incorporated by reference into, this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

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

Risks Related to Our Financial Results, Credit and Certain Financial Obligations and Need for Financing

We may not be able to refinance, extend or repay our indebtedness owed to our secured lender, which would have a material adverse effect on our business, future operating results, and financial condition.

We expect to fund our future business development activities and our working capital needs largely from available cash, improved future operations, and other traditional financing sources, such as a revolving line of credit facility, term notes, or private placements, until such time sufficient funds are provided by operations. There can be no assurance that our financing efforts will be successful, or if we will be able to achieve sufficient revenue and profitability growth from operations. If an event of default occurs under our RLOC or our RLOC terminates, we could be prohibited from borrowing or unable to borrow for our working capital needs or our borrowing capacity could be further reduced. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially reasonable terms, or at all. If we cannot borrow under the RLOC, we would need to seek additional financing, if available, or curtail our operations. Additional financing may include restrictions on our operations, or, with equity financing, may result in our stockholders’ ownership being diluted.

We may not be able to obtain waivers of potential defaults in the future from our lender and our borrowing capacity may be further reduced or restricted if we do not meet the covenants associated with our line of credit.

We executed amendments with our secured lender under the RLOC on November 19, 2018, May 9, 2019, December 18, 2019, May 21, 2020 and November 12, 2020 related to our inability to comply with certain required debt covenants. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand and would adversely impact our business, future operating results, and financial condition.

Risks Related to Our Business and Industry

The COVID-19 outbreak may decrease demand for our products and disrupt our supply chain, and any decrease in demand or supply chain disruption resulting from COVID-19 would adversely affect our revenues and results of operations.

The COVID-19 global pandemic has presented and continues to present significant risks to our business plan. During our first quarter 2020 and as a response to COVID-19, the Governor of Texas declared a state of disaster and issued an executive order requiring hospitals to defer all elective surgeries. The order was effective March 19, 2020 through April 22, 2020. On April 17, 2020, the Governor of Texas issued an additional executive order permitting hospital facilities to begin elective surgeries effective April 22, 2020 with certain restrictions, including maintaining a percentage of available beds for potential COVID-19 related patients. The disaster declaration in Texas and similar declarations in other governmental jurisdictions, specifically the temporary deferral of all elective surgeries, adversely impacted our results of operations for the second quarter 2020, in particular, the periods prior to April 22, 2020.  Our revenues and results of operations may also be negatively and materially affected if: (i) our supply of our products or product components or ability to distribute our products, is materially reduced despite our efforts to manage potential supply-chain disruption; (ii) an outbreak materially impacts our headquarters or manufacturing operations for a sustained period of time; (iii) hospitals are again required to allocate resources to care of patients with COVID-19 and defer treatment of procedures utilizing our products; and/or (iv) patients elect to defer treatment for procedures utilizing our products due to real or perceived concerns about the potential spread of coronavirus in hospital settings.  A significant percentage of our products are utilized in elective surgeries or procedures, which may be deferred or avoided altogether due to COVID-19 outbreak.  Any prolonged decrease in demand for our products or disruption to our business resulting from the COVID-19 outbreak similar to what we incurred in the second quarter of 2020 would adversely affect our revenues and results of operations.

We have significant concentration in and dependence on a small number of customers.

In 2020, our top customer represented approximately 12.6% of our consolidated net revenues. If an existing contract with one of our top customers expires without being replaced or the customer terminates the contract prior to its expiration, we could lose that customer relationship, which would adversely impact our business, future operating results, and financial condition.

We are exposed to risks of obsolete and slow-moving inventory which may adversely impact our cash flow and liquidity.

Maintaining an optimal level of inventories is important to our business.   If we over-stock our inventories, our required working capital will increase.   Conversely, if we under-stock our inventories, we may be unable to meet customers’ demand and consequently our results of operations may be adversely affected.   For the years ended December 31, 2020 and 2019, the total amount of our inventories, net of allowance for slow-moving and obsolete inventory, were approximately $7.0 and $7.9 million, respectively, and accounted for approximately 39.9% and 42.7%, respectively, of our total assets for the same years. For the years ended December 31,

2020 and 2019, we recorded a reserve for slow moving and obsolete inventory of $3.1 and $3.8 million, respectively.  Any increase in inventory may adversely affect our working capital. If we cannot manage our inventory level efficiently in the future, our liquidity and inventory may be adversely affected. Further, if we fail to stock appropriate medical devices and instruments to suite customer demand in the future, the volume of our obsolete and slow moving inventory may increase, and we may need to either sell off such inventory at a lower price or write off such inventory, in the event of which our business, financial condition, results of operation and cash flows will be adversely affected.

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

Our future revenue growth and profitability will partially depend on the effectiveness of our marketing efforts and maintenance of appropriate cost structure, including our ability to:

•	create greater awareness of the products we sell, our quality control, and customer service;
•	identify and utilize the most effective sales representatives who are experienced with understanding the advantages of our products and who can effectively communicate that to our customers; and
•	effectively scale marketing and administrative expenditures with revenue and profitability.

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

We have experienced and may continue to experience decreasing prices for the products we offer due to pricing pressure exerted by our customers in response to increased cost containment efforts from managed care organizations, other third-party payors and increased market power of our customers as the medical device industry consolidates. If we are unable to offset such price reductions through changes in our product mix or reductions in our expenses, our business, financial condition, results of operations and cash flows will be adversely affected.

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

As of December 31, 2020, we distributed products from 58 suppliers. We are dependent on these suppliers for the continuing supply of products. In 2020, purchases of products from our largest supplier accounted for approximately 26% of purchases. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. An unforeseen delay in raw material supplies, a change in terms by a significant supplier, or a decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors could have a material adverse effect on our results of operations and financial condition.

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

Our medical devices are subject to extensive regulation by the FDA and numerous other federal and state governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the FDCA, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical trial to support the 510(k) application. Currently, we do not know whether the FDA will require clinical data in support of any 510(k)s that we intend to submit for other products in our pipeline. In addition, the FDA continues to re-examine its 510(k) Clearance process for medical devices and published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) Clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) Clearance or, possibly, a PMA.

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

Effective internal controls over financial reporting and disclosure controls and procedures are necessary to provide reliable financial reports and to detect and prevent fraud. Our significant assessment and remediation measures we have taken may not be sufficient to maintain investors’ confidence, and a damage to our reputation may result in an adverse impact to our financial position and results of operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, as opposed to absolute, assurances that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Individual acts can also circumvent these controls through collusion of two or more people or through our executive’s override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may have occurred and may not have been detected. A failure in any of our internal controls and procedures may result in (i) enforcement actions by the SEC or other governmental or regulatory bodies; (ii) litigation; (iii) loss of reputation; (iv) loss of investor confidence; (v) inability to acquire capital; or (vi) other material adverse effects on our Company.

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

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our products or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. Additionally, while we currently do not have cybersecurity coverage, we plan to evaluate options for this type of coverage in 2021.

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

For example, we cannot provide assurance that, in the future, our executive team will not find a material weakness in connection with its periodic review of our internal controls and processes over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our executive team to assess the effectiveness of our internal controls over financial reporting as of the end of our fiscal year with enough time to state that such assessment will have been fairly stated in our Annual Report, or state that we have maintained effective internal controls over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we disclose any material weakness in our internal controls over financial reporting, our stock price could decline and erode investors’ confidence.

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

As a group, our executives and directors beneficially own approximately 92.8% of our outstanding shares of Common Stock. Because of this ownership, these stockholders can assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change-in-control. Such concentration of ownership of our outstanding Common Stock could delay or prevent a change-in-control, or otherwise discourage or prevent a potential acquirer from attempting to obtain control of our Company, possibly negatively affecting the market price of our Common Stock. This significant ownership could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of executives and directors may not always coincide with the interests of our Company or the interests of other stockholders causing us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is approximately 11,500 square feet and is located at 1565 North Central Expressway, Suite 220, Richardson, Texas, 75080. We lease our executive office space pursuant to two separate leases with 1565 North Central Expressway, LP (“NCE, LP”). The lease between CPM, a wholly-owned subsidiary, and NCE, LP (“CPM Lease”) was effective January 1, 2013, and the second lease between Fuse and NCE, LP (“Fuse Lease”) was effective July 14, 2017. Both the CPM Lease and Fuse Lease terminated December 31, 2017, with month-to-month renewals. We believe our present business property is adequate and suitable to support our mid-term strategies and initiatives for growth. We have currently decided to continue on a month-to-month lease with the option of renegotiating a long-term lease renewal or relocation in the future.

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

	High	Low
Fiscal 2020
First Quarter	$0.60	$0.32
Second Quarter	0.55	0.00
Third Quarter	0.10	0.05
Fourth Quarter	0.12	0.06
Fiscal 2019
First Quarter	$0.68	$0.41
Second Quarter	0.56	0.20
Third Quarter	0.55	0.23
Fourth Quarter	0.35	0.10

Holders of Record

As of March 8, 2021, there were 357 account holders of record of our Common Stock listed with our transfer agent, American Stock Transfer and Trust Company, LLC.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights our results of operations and the principal factors that have affected our consolidated financial condition, our liquidity and our capital resources for the periods described. The discussion also provides information that our management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our Financial Statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The discussion and analysis should be read in conjunction with our Financial Statements and the related notes therein.

Explanatory Note

As described in “Item 1. Business, Corporate and Available Information,” and elsewhere in this Annual Report, our Financial Statements include the accounts of our Company and our wholly-owned subsidiaries, CPM, and Maxim. Intercompany transactions have been eliminated in consolidation.

Overview

We are a Manufacturer, distributor, and wholesaler of medical devices offering a broad portfolio of Orthopedic Implants, Biologics, and other medical devices. A more detailed description of our business operation can be found in “Item 1. Business” within this Annual Report.

We believe 2020 proved pivotal for our growth as a Manufacturer and innovative product developer. Our focus to shift our business model from a sole distributor to an integrated Manufacturer and distributor has seen successful results in 2020, with continued growth and success leading into 2021. Highlights of our 2020 strategic milestones include the following:

(i)	On June 9, 2020, we successfully held our second Annual Meeting of Fuse Shareholders (“2020 Annual Meeting”).
(ii)	In August 2020, we were listed as the one-hundred thirty-seventh (136th) largest public company by revenue in the Dallas-Fort Worth Metroplex, by the Dallas Morning News.
(iii)	In November 2020, Deloitte recognized our Company for our fast growth with a ranking of forty-three (43rd) on their 2020 Technology Fast 500TM.
(iv)

In December 2020, we launched FuseChoiceTM, FuseChoiceTM Plus, and FuseChoiceTM Max, part of our amniotic and umbilical membrane product line. We also announced the planned 2021 launches of three additional Biologics product lines including the FuseChoice DermTM, FusePureTM, and FuseTrilogyTM products.

(v)	In January 2021, we entered into a marketing agreement with CarePICS Telehealth to increase our wound care offerings.
(vi)

In January 2021, we entered into an exclusive agreement with Orthovestments, LLC for the manufacturing and commercialization of the novel OrbitumTM Staple System which increases our Manufactured product portfolio.

(vii)	In February 2021, we launched our Fuse ACP Anterior Cervical Plating System, expanding our offerings in our Spine division.

Severe Weather Conditions

During February 2021, the state of Texas experienced record-breaking winter weather which resulted in dangerous road conditions, widespread power outages, water outages and contamination of the water supply, causing significant disruptions through-out Texas, including our corporate office and distribution center for several days.

Our executive management team immediately focused on the health and wellbeing of our employees, while also working to minimize the impact on our customers. We resumed full operations on March 1, 2021 and are currently working to address the Cases, sales support, and administrative functions backlog. Generally, surgical cases canceled due to the severe weather have been rescheduled to subsequent weeks . (See Item 1A. “Risk Factors- Risks Related to Our Business and Industry”, for additional information).

Impact of COVID-19 to Fuse

The novel coronavirus SARS CoV-2 (“COVID-19”) global pandemic has presented and continues to present significant risks to our business plan. During our first quarter 2020 and as a response to COVID-19, the Governor of Texas declared a state of disaster and issued an executive order requiring hospitals to defer all elective surgeries. The order was effective March 19, 2020 through April 22, 2020.

On April 17, 2020, the Governor of Texas issued an additional executive order permitting hospital facilities to resume elective surgeries effective April 22, 2020 with certain restrictions, including maintaining a percentage of available beds for potential COVID-19 related patients. The disaster declaration in Texas and similar declarations in other governmental jurisdictions, specifically the temporary deferral of all elective surgeries, adversely impacted our results of operations for the second quarter 2020, in particular, the periods prior to April 22, 2020.

A second executive order suspending elective surgeries and procedures was issued on June 30, 2020.  It was amended on July 9, 2020 to encompass all counties within the 11 Trauma Service Areas in Texas.    This executive order was lifted on September 17, 2020 and elective surgeries and procedures in these areas were resumed.

During the second quarter of 2020, we implemented strategic cost reductions in order to mitigate the impact of COVID-19 on our business. Included in these initiatives were company-wide salary reductions of all our employees, including our executive officers. As of December 31, 2020, a majority of the reduced salaries have been reinstated.

Despite the adverse effects of COVID-19 on our business in the second quarter of 2020, our net income for the year ended December 31, 2020 increased over the year December 31, 2019. However, our revenue declined for the year ended December 31, 2020 compared to 2019. We believe that our revenues for the third and fourth quarters of 2020 were strengthened due to performance of deferred second quarter elective surgeries in the third and fourth quarters of 2020. However, the strength of those two quarters did not entirely compensate for the second quarter deterioration due to COVID-19. Our products support patient conditions which are degenerative in nature. While most of our products are used in procedures that are currently considered elective, the procedures are typically necessary for a patient to restore mobility, reduce pain and increase quality of life.  Other cases are emergency in nature involving trauma.

Current Trends and Outlook

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Historically, we have experienced greater revenue and greater sales volume, as a percentage of revenue, during the last two calendar quarters of our fiscal year compared to the first two calendar quarters of the year. We believe this revenue trend is primarily due to the increase in elective surgeries during the last two quarters of the calendar year, which are partially satisfied by patient annual healthcare deductibles being met in those two quarters. We use this seasonality trend to assist us in enterprise-wide resource planning, such as purchasing, product inventory logistics, and human capital demands.

Subsequent to the government-imposed shelter-in-place mandates and prohibitions on elective surgeries in response to COVID-19, revenues for the third quarter of 2020 were higher than our historical seasonality trends due to surgeries deferred in the second quarter of 2020 due to elective surgery restrictions being performed in the third and fourth quarters.

For the years ended December 31, 2020 and 2019, approximately $12.8 million (60%) and $13.1 million (57%) of revenues were generated during the third and fourth quarters of 2020 and 2019, respectively. We use this seasonality trend to assist us in enterprise-wide resource planning such as purchasing, product inventory logistics, and human capital management.

Retail and Wholesale Cases

We believe our comprehensive selection of Orthopedic Implants and Biologics products is pivotal to our ability to acquire new customers, increase sales to existing customers and increase overall sales volume, revenues, and profitability. We continue to review and evaluate our product lines, ensuring we maintain a high-quality and cost-effective selection of Orthopedic Implants and Biologics.

We measure sales volume based on medical procedures in which our products were sold and used (each a Case). We consider Cases resulting from direct sales to hospitals and medical facilities to be Retail Cases and Cases resulting from sales to third-parties, such as distributors, or sub-distributors, to be Wholesale Cases. Some of our sales for Wholesale Cases are on a consignment basis with the third-party. (See “Item 1. Business” for additional information).

Retail Cases in our industry command higher revenue price points than Wholesale Cases. Because Retail Cases involve direct sales to our end customers, we typically receive a higher gross profit margin due to the absence of any third party in the sales process. However, we may pay commissions to our full time or independent sales representatives with respect to Retail Sales increasing our commission expenses. Retail Cases generally generate substantially more gross profit than Wholesale Case transactions but are subject to commission expenses which we do not incur with respect to Wholesale Cases.

Wholesale Cases in our industry command lower revenue price-points than Retail Cases as the third-party reseller must build in its own profit margin. Because Wholesale Cases involve sales to third parties who sell our products to end customers, our profit margins are reduced for these Cases due to the lower sales price. Consequently, our Wholesale Cases generate substantially lower gross profit than our Retail Cases. Our Wholesale Case business is highly dependent on minimum volume sales levels to generate revenues in excess of our fixed costs of revenues in order to achieve appropriate profitability.

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

To offset pricing pressure, we employ strategies to optimize revenue per Case. During 2020, we believe we were successful in minimizing the impact of pricing pressures as reflected with average revenue per Case of $5,583 for 2020 and $4,228 for 2019. During 2020, our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 89% of revenue, or an approximate 6% increase over 2019.

Compensation Initiatives

We expect to continue to offer compensation and other valuable long-term incentives, such as equity incentives, to key distributors, executives, and employees as a means to expand our strategic partnerships and industry relationships. During 2020, our Board granted equity incentives to our Scientific Advisory Board members (SABs), key distributors, independent contractors and employees. (See “Item 1. Business” for additional information).

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the Financial Statements and related notes included in this report.

	For the Year Ended December 31, 2020	% of Total Revenues 2020	For the Year Ended December 31, 2019	% of Total Revenues 2019
Net revenues	$21,398,936	100.0%	$22,900,277	100.0%
Cost of revenues	8,694,713	41%	11,762,790	51%
Gross profit	12,704,223	59%	11,137,487	49%
Operating expenses
Selling, general, administrative, and other	6,541,659	31%	8,466,077	37%
Commissions	7,086,335	33%	5,982,075	26%
Depreciation and amortization	104,143	0%	107,073	1%
Goodwill impairment	-	0%	932,203	4%
Total operating expenses	13,732,137	64%	15,487,428	68%
Operating loss	(1,027,914)	-5%	(4,349,941)	-19%
Other income (expense):
Change in fair value of contingent purchase consideration	(290,635)	-2%	1,936,164	9%
Interest expense	(94,953)	0%	(121,633)	-1%
Total other income (expense)	(385,588)	-2%	1,814,531	8%
Operating loss before income tax	(1,413,502)	-7%	(2,535,410)	-11%
Income tax expense	18,993	0%	781,085	4%
Net loss	$(1,432,495)	-7%	$(3,316,495)	-14%

Net Revenues

For the year ended December 31, 2020, our net revenues were $21,398,936 compared to $22,900,277 for the year ended December 31, 2019, a decrease of $1,501,341, or approximately 6.6%.

For the year ended December 31, 2020, Retail Case volume decreased approximately 14% compared to the year ended December 31, 2019, and revenues from Retail Cases decreased by approximately 0.01% compared to revenues from Retail Cases for the year ended December 31, 2019. Revenues from Retail Cases as a percentage of total revenues increased to 89% of revenues for the year ended December 31, 2020, from 83% of revenues for the year ended December 31, 2019. We believe the increase in revenue from Retail Cases as a percent of total revenues reflects the execution of our strategies to shift more of our business to higher margin Retail Cases through improvement of our supply chain management.  Therefore, wholesale revenue as a percent of total revenue has decreased.

As discussed above in “Current Trends and Outlook”, we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Retail Cases to maintain gross profit levels. We intend to increase our Retail Case volume by increasing sales volumes with our existing retail customer base as well as on-boarding new medical facilities, surgeons, and distributors.

Cost of Revenues

For the year ended December 31, 2020, our cost of revenues was $8,694,713 compared to $11,762,790 for the year ended December 31, 2019, which is a decrease of $3,068,077, or approximately 26%

As a percentage of revenues, cost of revenues was approximately 41% for the year ended December 31, 2020 compared to 51% for the year ended December 31, 2019. As a percentage of revenues, this reduction was primarily driven by (a)(i) an approximate 7% reduction in cost of revenues primarily driven by a reduction in Case volume product mix, (a)(ii) an approximate 6% decline in the inventory loss provision for slow-moving and obsolescence and inventory shrink; offset in part by, (b)(i) an approximate 2% increase in medical instruments purchased, and (b)(ii) approximately 1% in net shipping expense, other supply chains related costs.

Gross Profit

For the year ended December 31, 2020, our gross profit was $12,704,223 compared to $11,137,487 for the year ended December 31, 2019, representing an increase of $1,566,736, or approximately 14%.

As a percentage of revenues, gross profit increased 10% from approximately 49% to approximately 59% for the years ended December 31, 2020 and 2019. As a percentage of revenues, the increase primarily resulted from those items discussed in Cost of Revenues.

Selling, General, Administrative and Other

For the year ended December 31, 2020, our selling, general, administrative, and other expenses (SG&A) were $6,541,659 compared to SG&A of $8,466,077 for the year ended December 31, 2019, representing a decrease of $1,924,418 or 23%.

As a percentage of net revenues, SG&A accounted for approximately 31% for the year ended December 31, 2020, and 37% for the year ended December 31, 2019. As a percentage of revenues, the reduction of approximately 6% was primarily driven by: (a)(i) a $817,039 decline in leased staffing costs,  (a)(ii) a $474,845 reduction in bad debt expense, (a)(iii) a $465,586 decline in professional fees, (a)(iv) a $100,350 reduction in travel and entertainment, and (a)(v) a $74,494 reduction in stock based compensation; offset, in part by, (b)(i) a $7,896 increase in other administrative expenses and other.

The reductions in leased staffing cost of $817,039, the decrease of $465,586 in professional fees, the decrease of $354,166 in SAB costs, and the $100,350 reduction in travel and entertainment costs reflects our commitment to our strategic cost containment initiatives.

Commissions

For the year ended December 31, 2020, our commissions expense increased to $7,086,335 from $5,982,075 for the year ended December 31, 2019, an increase of $1,104,260, or approximately 18.5%.

As a percentage of net revenues, commissions expense accounted for approximately 33% for the year ended December 31, 2020, and 26% for the year ended December 31, 2019. This increase is primarily driven by an approximate three percent (3%) increase in revenues eligible for commissions and an approximately four percent (4%) increase in average commission rates for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Depreciation and Amortization

For the year ended December 31, 2020, our depreciation and amortization expense decreased to $104,143 from $107,073 for the year ended December 31, 2019, a decrease of $2,930. The decrease is primarily the result of an approximate (a)(i) $12,882 reduction in amortization of intangible assets which were fully amortized, such as noncompete agreements and customer relationships, acquired pursuant to the Maxim Acquisition (see Note 4 of our accompanying consolidated Financial Statements, entitled “Goodwill and Intangible Assets”), offset, in part, by (b)(i) an approximate $9,952 increase in depreciation expense as a result of investment in IT infrastructure such as additional and replacement user workstations.

Goodwill Impairment

During 2020, we assessed the recoverability of the carrying value of our goodwill as a result of (i) the continuation of adverse economic and business trends, and (ii) revisions to our anticipated future operating results. There was no impairment of goodwill as of December 31, 2020. For further information on goodwill impairment, please see Note 2 of our accompanying Financial Statements, entitled “Significant Accounting Policies, Goodwill and Other Intangible Assets.”

Change in Fair Value of Contingent Purchase Consideration

For the year ended December 31, 2020, we determined that the earnings thresholds, as detailed in the CPM Acquisition Agreement, were not met for payments under the earn-out (“Earn-Out”). Therefore, based on our 2020 financial performance, we will make no payments to NC 143 for either the base Earn-Out or the bonus Earn-Out for 2020.

As of December 31, 2020, the fair value of the Earn-Out liability was re-measured to fair value under the probability weighted income approach, as further explained in Note 2 of our accompanying consolidated Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.” As a result, the current fair value of the Earn-Out liability was increased by $290,635, from $11,645,365 to $11,936,000. For more information on the change in the fair value of contingent purchase consideration, please see Note 2 on our accompanying Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.”

Interest

For the year ended December 31, 2020, our interest expense declined to $94,953 from $121,633 for the year ended December 31, 2019, which is a reduction of $26,680, or approximately 22%. This decline in interest expense is primarily attributable to (a)(i) an approximate $21,748 reduction in interest rates on our RLOC, (a)(ii) an approximate $11,850 reduction due to lower average borrowings on our RLOC, offset, in part, by (b)(i) $407 increase in interest expense related to the notes payable – related party notes, (b)(ii) $2,720 increase in interest expense related to the Paycheck Protection Program Loan (“PPP Loan”), and (b)(iii) $3,791 increase in interest related to the Economic Injury Disaster Loan (“EIDL Loan”).

Tax

For the year ended December 31, 2020, we recognized a tax expense of $18,993, compared to $781,085 for the year ended December 31, 2019. The tax expense recognized in 2019 is a result of recognition of a valuation allowance for deferred tax assets based on management’s determination that it is more likely than not that all or a portion of the deferred tax asset will not be realized. For additional information, please see Note 11 of our accompanying consolidated Financial Statements, entitled “Income Taxes.”

Net Loss

For the year ended December 31, 2020, we had a net loss of $1,432,495, compared to net loss of $3,316,495 for the year ended December 31, 2019, reflecting a reduction in our net loss of $1,884,000, or approximately 57%.  The primary drivers for our reduction in net loss for the year ended December 31, 2020 were (a)(i) a $1,566,736 increase in gross profit, (a)(ii) $1,924,418 reduction in selling, general, administrative, and other, (a)(iii) $932,203 reduction in goodwill impairment, (a)(iv) $762,092 reduction in income tax, (a)(v) $26,680 reduction in interest expense, and (a)(vi) $2,930 reduction in depreciation and amortization, offset, in part, by (b)(i) $2,226,799 increase in change in fair value of contingent purchase consideration, and (b)(ii) $1,104,260 increase in commissions.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Year Ended December 31,
	2020	2019
Net cash provided by/(used in) operating activities	$236,654	$(4,739)
Net cash used in investing activities	(20,757)	(15,318)
Net cash (used in)/provided by financing activities	(127,749)	275,053
Net increase in cash and cash equivalents	$88,148	$254,996

Net Cash Provided by/(Used In) Operating Activities

Our net cash provided by operating activities was $236,654 for year ended December 31, 2020 compared to net cash used in operating activities of $4,739 for the year ended December 31, 2019. The increase of $241,393 primarily resulted from: (a)(i) a $1,884,000 reduction in net loss, (a)(ii) a $827,623 reduction in account receivable, a $476,333 reduction in inventories, (a)(iii) a $443,803 increase in accounts payable, (a)(iv) a $25,944 reduction in prepaid expenses and other current assets; offset, in part, by (b)(i) a $1,248,200 reduction in accrued expenses, (b)(ii)  a $1,187,436 increase in long term accounts receivable, and (b)(iii) $980,674 in non-cash adjustments.

Net Cash Used In Investing Activities

Our net cash used in investing activities for the year ended December 31, 2020 was $20,757 compared to $15,318 for the year ended December 31, 2019. This increase of $5,439 was primarily driven by investment in information technology related to new and replacement user workstations.

Net Cash Provided by (Used in) Financing Activities

Our net cash used in financing activities was $127,749 for the year ended December 31, 2020, compared to net cash provided by financing activities of $275,053 for the year ended December 31, 2019. This decrease of $402,802 is primarily driven by (a)(i)

$1,114,202 reduction in net borrowings from our RLOC; offset in part, by (b)(i) $361,400 proceeds from the PPP, (b)(ii) $200,000 proceeds from notes payable – related parties, and (b)(iii) $150,000 in proceeds from EIDL Loan.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. At December 31, 2020, our current assets exceeded our current liabilities by $5,372,651 (our “Working Capital”), which included $1,187,458 in cash and cash equivalents. Cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

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

On November 12, 2020 we executed a Sixth Amendment to the RLOC with Amegy Bank (“Sixth Amendment”), which extended the termination date of our RLOC to May 4, 2021. The Company was in compliance with all RLOC covenants as of December 31, 2020. (See Note 5, “Senior Secured Revolving Credit Facility” of our accompanying consolidated notes to our Financial Statements, beginning on page F-1).

We rely on the RLOC for capital expenditures and day-to-day Working Capital needs. As of March 8, 2021, we had approximately $1,375,335 in available cash, and $698,047 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

Payroll Protection Program

On April 11, 2020, we received approval from the U.S. Small Business Administration (“SBA”) to fund our request for a PPP Loan created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, we entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs.  The Company has filed for forgiveness of the entire balance.   The PPP Loan is reflected in short term liabilities in our accompanying consolidated balance sheets on F-1 as we expect the PPP Loan will be forgiven during 2021. (See Note 7, “Payroll Protection Program” of our accompanying consolidated notes to our Financial Statements, beginning on page F-1).

Economic Injury Disaster Loan

On May 12, 2020, we executed the standard loan documents required for securing an EIDL Loan from the SBA in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. In connection therewith, we received a $10,000 advance, which does not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in our accompanying consolidated statements of operations. (See Note 8, “Economic Injury Disaster Loan” of our accompanying consolidated notes to our Financial Statements, beginning on page F-1).

Our strategic growth plan provides for capital investment for new product launches, private label branding, and the upgrade of our financial systems which support our infrastructure. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $2 million to $3 million and anticipate these investments to occur primarily during the calendar year 2022. We expect sources of capital for these investments to be derived from cash from operations and additional debt financing.

Off-Balance Sheet Arrangement

As of December 31, 2020, we had no off-balance sheet arrangements.

Impact of Inflation

We do not believe the effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has had a material impact on our Financial Statements for the year ended December 31, 2020.

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

Under the supervision and with the participation of our Board, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act) of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Board, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria that have been set forth by COSO in Internal Control – Integrated Framework (2013). Based on evaluation by our Chief Executive Officer and Chief Financial Officer and under the COSO criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2020 is effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Christopher C. Reeg	57	Chief Executive Officer, Secretary and Director
Mark W. Brooks	55	Chairman of the Board, President and Director
Renato V. Bosita, Jr., MD	49	Independent Director
William E. McLaughlin III	57	Chief Financial Officer, Treasurer and Director

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

We believe that, during 2020, our directors, executive officers, and ten percent (10%) stockholders complied with all Section 16(a) filing requirements.

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

We have not made any material changes to the procedures to which the security holders may recommend Board candidates to our Company during the year ended December 31, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our named executive officers (“Named Executive Officers”) should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Our Named Executive Officers for the year ended December 31, 2020, were:

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

The base salary for our Named Executive Officers for the year ending December 31, 2020, was:

Christopher C. Reeg:	$264,231(1)
William E. McLaughlin:	$176,153(1)
Mark W. Brooks:	$540,865(1)

At the beginning of 2020, our Board determined that $300,000 was an appropriate base salary for Mr. Reeg due to the amount of responsibility and oversight that the Chief Executive Officer position requires. However, because of salary reductions described below, Mr. Reeg earned $264,231 for the year ended December 31, 2020.

At the beginning of 2020, Board believed that $200,000 base salary for Mr. McLaughlin was appropriate because Mr. McLaughlin serves as our Chief Financial Officer, a position that is primarily responsible for the financial well-being of our Company. Additionally, the Board seeks to provide Mr. McLaughlin with a competitive salary for his extensive financial and accounting background. However, because of salary reductions described below, Mr. McLaughlin earned $176,153 for the year ended December 31, 2020.

Mr. Brooks was appointed to the executive position of President by our Board on January 18, 2018, following the CPM Acquisition. Mr. Brooks has the highest base salary of our Named Executive Officers, in part because of his extensive experience and knowledge of the medical device industry and the business relationships that Mr. Brooks brings to our Company. Also, the base salary for Mr. Brooks was partially determined by the earnings he received when he was the sole owner of CPM, which our Board believes correlates with Mr. Brooks position as President of our Company. Pursuant to the Fourth Amendment to our RLOC with Amegy Bank, filed on our December 2019 Form 8-K, Mr. Brooks annual base salary was reduced to $550,000 effective December 18, 2019. However, because of the salary reductions described below, Mr. Brooks earned $540,865 for the year ended December 31, 2020.

(1) During 2020, the base salary for each Named Executive Officer was reduced as part of our strategic cost reductions that we put in place in response to minimizing the impact of COVID-19 on our Company. As of December 31, 2020, the NEOs still have not had their pre-reduction base salary fully reinstated. Our Board will continue to evaluate the Named Executive Officers salaries going forward into 2021.

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

Executive Long-Term Incentive Compensation

Our Board has the authority to provide compensation to our executives based on the value of and changes in the value of our Common Stock. We grant equity compensation to reward our executives for positive business results and to retain our executives long-term for their services to our Company. Under our Amended and Restated 2018 Equity Incentive Plan, (“2018 Equity Plan”) which was adopted in 2017 and subsequently amended by our Board in December 2018, we authorize our Board to grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock awards to our management and employees.

Medical Benefits

Medical benefits are a component of our Company’s compensation plan that is offered to attract and retain highly-qualified individuals. Our Named Executive Officers are offered medical benefits that are generally made available to all employees of our Company at similar cost.

2020 Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by our Company for 2020 and 2019, to our Named Executive Officers, including our Chief Executive Officer (“Principal Executive Officer”) and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

						Non-Equity	Non- Qualified
						Incentive Plan	Deferred Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
(a)	(b)	($)(c)(6)	($)(d)	($)(e)	($)(f)	($)(g)	($)(h)	($)(i)(4)	($)(j)
Christopher C. Reeg (1)	2020	$264,231	-	$-	-	-	-	$235,110	$499,341
Chief Executive Officer	2019	300,000	-	-	-	-	-	2,085	302,085
William E. McLaughlin III (2)	2020	176,153	-	-	-	-	-	-	176,153
Chief Financial Officer	2019	200,000	-	-	-	-	-	-	200,000
Mark W. Brooks (3)(5)	2020	540,865	-	-	-	-	-	1,331,797	1,872,662
President	2019	682,692	-	-	-	-	-	632,195	1,314,887
(1)	Appointed December 19, 2016, as our Chief Executive Officer. On January 18, 2019, our Board appointed Mr. Reeg as our Secretary.
(2)	Appointed April 6, 2017, as our Interim Chief Financial Officer. On January 18, 2019, our Board appointed Mr. McLaughlin as our Chief Financial Officer and Treasurer.
(3)	On January 18, 2019, our Board appointed Mr. Brooks as our President. Mr. Brooks has served as the Chairman of our Board since December 19, 2016.
(4)

All other compensation consists of commissions we paid to entities owned and controlled by the Named Executive Officer (“NEO”).  The amounts presented were calculated as the percent ownership by the NEO times the commissions paid to the entity.

(5)	Pursuant to the Fourth Amendment to our RLOC with Amegy Bank, filed on our December 2019 Form 8-K, Mr. Brooks annual salary was reduced to $550,000 effective December 18, 2019.
(6)

The 2020 salary for each NEO was less than their agreed upon base salary due to the temporary company-wide salary reductions which were part of our strategic cost reductions in response to minimizing the impact of COVID-19 on our Company.

Provisions of Termination or Change-in-Control

In the event of a change-in-control, NC 143 would receive Earn-Out payments pursuant to the CPM Acquisition Agreement and all equity awards pursuant to the 2018 Equity Plan would fully vest.

Other Executive Compensation Arrangements

None.

Outstanding Awards at Fiscal Year End

The following information is descriptive of options of shares of Common Stock that have not vested but we granted to our Named Executive Officers as of December 31, 2020.

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
(1)

Each of our Named Executive Officers received three (3) restricted stock awards (“RSAs”): (i) 65,000 shares of Common Stock, granted September 21, 2017; (ii) 188,500 shares of Common Stock, granted December 14, 2017; and (iii) 222,223 shares of Common Stock, granted on December 10, 2018, which were modified on August 7, 2019, pursuant to the 2018 Equity Plan. These shares of Common Stock subject to the RSA shall vest upon: (i) the occurrence of one of the following events (each, an “Accelerating Event”): (A) the listing of our Common Stock on either the NYSE or the NASDAQ Stock Market; or (B) a Change in Control (as defined in the RSA Agreement); and (ii) the delivery by the RSA recipient to our Company of a Notice of Acceleration of Vesting (as defined in the RSA Agreement) no later than sixty (60) days following the earlier of (A) the date our Company sends written notice of such Accelerating Event or (B) the date the RSA recipient actually or constructively becomes aware that such Accelerating Event has occurred (such 60-day period, the “Acceleration Notice Period”).

Director Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our directors should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Please note that this disclosure excludes our other three (3) directors who also serve as Named Executive Officers of our Company. Please refer to the above to “Item 11. Executive Compensation - 2020 Summary Compensation Table” and the related narrative disclosure for information about the compensation those individuals received in their capacities as directors.

Our independent director (“Independent Director”) for the year ended December 31, 2020 was:

•	Renato V. Bosita Jr., MD.

Director Compensation Philosophy and Objectives

Our Board receives comparative market data and recommendations regarding the structure of our Independent Director compensation and the amounts paid through either cash-incentives or equity awards to our non-management directors. For year ending December 31, 2020, we did not pay our Independent Directors a retainer in the form of cash compensation. Due to the size of our Company and our status as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, our Board determined that there is currently no need to pay a retainer fee to active Board members. However, we do pay all of our directors for their services as members of the Board in the form of stock awards. Additionally, directors who participate on a special committee of the Board may receive a one-time cash payment, at the discretion of our Board.

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

2020 Director Compensation

For the year ended December 31, 2020, our Board did not grant any payment in form of stock awards or cash payments to our directors. Additionally, there were no independent special committees in which participating directors received additional compensation during the fiscal year 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2020.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2018 Amended and Restated Equity Incentive Plan(1)	1,895,000	$0.58	5,202,108
Equity compensation plans not approved by security holders
None.	-	$-	-
Total	1,895,000	$-	5,202,108
(1)	On December 21, 2018 on our Definitive Information Statement, our majority stockholders ratified our 2018 Equity Plan by written consent, which was approved by our Board on December 13, 2018.

As of December 31, 2020, there were stock options to purchase 700,000 shares of our Common Stock at a weighted average exercise price of $0.11 per share outstanding that were not subject to any equity compensation plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 12, 2020, by: (i) those persons known by us to be owners of more than 5% of our Common Stock; (ii) each director; (iii) our Named Executive Officers for 2020; and (iv) all of our Named Executive Officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, Texas 75080.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
5% Stockholders:
Common Stock	Mark W. Brooks (2)	57,709,079	78.92%
Common Stock	Christopher C. Reeg (3)	8,205,555	11.22%
Directors and Named Executive Officers:
Common Stock	Mark W. Brooks (2)	57,709,079	78.92%
Common Stock	Christopher C. Reeg (3)	8,205,555	11.22%
Common Stock	William E. McLaughlin III (4)	475,723	0.65%
Common Stock	Renato V. Bosita Jr., MD (5)	1,475,723	2.02%
Common Stock	All directors and executive officers as a group (4 persons) (6)	67,866,080	92.81%

(1)

Applicable percentages are based on 73,124,458 shares of Common Stock issued and outstanding as of March 8, 2021. Beneficial ownership is determined by SEC rules and generally includes voting or investment power with respect to securities. Shares of Common Stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 8, 2021, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. The table includes shares of Common Stock, options and warrants and convertible notes exercisable or convertible into Common Stock and vested or vesting within sixty (60) days of March 8, 2021.

(2)

Mark W. Brooks. Mr. Brooks is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 55,000,000 shares of Common Stock owned by NC 143, 2,233,356 shares of Common Stock issuable upon the conversion of the convertible promissory notes (“Notes”) held by NC 143, and 475,723 shares of Common Stock issued to Mr. Brooks for his services to the Board. Mr. Brooks has no dispositive investment power over 475,723 shares of Common Stock awarded pursuant to a RSA until those shares vest. NC 143 may be reached at the following address: 1565 N Central Expressway, Suite 400, Richardson, TX 75080.

(3)

Christopher C. Reeg. Mr. Reeg is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 6,611,613 shares of Common Stock owned by RMI, 1,118,219 shares of Common Stock issuable upon the conversion of the Notes held by RMI, and 475,723 shares of Common Stock issued to Mr. Reeg for his services to the Board. Mr. Reeg has no dispositive investment power over 475,723 shares of Common Stock awarded pursuant to a RSA until those shares vest. RMI may be reached at the following address: 1565 N Central Expressway, Suite 500, Richardson, TX 75080.

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

Notes Payable – Related Parties

On May 6, 2020, we borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under our RLOC.

NCE, LP Leases

As disclosed in “Item 2. Properties” in this Annual Report, we lease an approximately 11,500 square-foot space as our principal executive office from NCE, LP, a real estate investment company that is 100% owned and controlled by Mr. Brooks. The CPM Lease was effective January 1, 2013, and the Fuse Lease was effective July 14, 2017. Both the CPM Lease and the Fuse Lease terminated December 31, 2017, with month-to-month renewals with the option of renegotiation a long-term lease renewal or relocation in the future. For the year ended December 31, 2020, we continued both the CPM Lease and Fuse Lease on month-to-month terms with the option of renegotiating a long-term lease renewal or relocation in the future.

For the year ended December 31, 2020, we paid approximately $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the accompanying consolidated statements of operations to our Financial Statements.

AmBio Contract

As disclosed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, AmBio provides us with payroll processing, employee benefit administration, and related human capital services to us. Mr. Brooks controls and owns 100% of AmBio. As of December 31, 2020, we had balances due to AmBio of approximately $154,051. For the year ended December 31, 2020, approximately $172,221 of fees were paid to AmBio for its services and are reflected in selling, general, and administrative expenses on the accompanying consolidated statements of operations to our Financial Statements.

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

For the year ended December 31, 2020, we:

•

sold Orthopedic Implant and Biologics products to MedUSA in the amounts of approximately $29,822, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements; and

•	incurred approximately $3,527,783, in commission costs to MedUSA, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2020, we had an outstanding balance due from MedUSA of approximately $398,151. This amount is reflected in accounts receivable, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2020, we had no outstanding balances owed to MedUSA.

Filed as Exhibit 10.48 on our Annual Report on Form 10-K for the year ending December 31, 2019 which we filed with the SEC on March 30, 2020, which is hereinafter incorporated by reference (“2019 Annual Report”), payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2020, MedUSA has a past due balance of approximately $398,151.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the year ended December 31, 2020, we:

•	incurred approximately $190,000, in commission costs to Overlord, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2020, we had no outstanding balances owed to Overlord.

N.B.M.J., Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the year ended December 31, 2020, we sold Biologics products to NBMJ in the amount of approximately $24,708, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2020, we had no outstanding balances due from NBMJ.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2020, we:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $81,350, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements;

•	incurred approximately $16,885 in commission costs to Bass, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2020, we had an outstanding balance due from Bass of approximately $20,117. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

Filed as Exhibit 10.56 with our 2019 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

For the year ended December 31, 2020, we incurred approximately $575,918 in commission costs to Sintu, which is reflected in commissions in our accompanying consolidated statements of operations to our Consolidated Financial Statements.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2020, we sold Orthopedic Implant and Biologics products to Tiger in the amount of approximately $39,922, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2020, we had no outstanding balances due from Tiger.

Filed as Exhibit 10.57 with our 2019 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the year ended December 31, 2020 we purchased approximately $508,597 in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2020, we had an outstanding balance owed to Modal of approximately $417,897. This amount is reflected in accounts payable in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2020, we had no outstanding balances due from Modal.

Filed as 10.64 with our 2019 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) and Armanino, LLP (“Armanino”) were pre-approved by our Board. The following table shows the fees we paid Armanino for the year ended December 31, 2020 and Baker Tilly for the year ended December 31, 2019.

	2020	2019
Audit Fees (1)(2)	$96,583	$162,104
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$96,583	$162,104
(1)

Audit fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements. We engaged Armanino for 2020 and Baker Tilly for 2019, respectively.

(2)

We engaged Armanino effective with the Form 10-Q for the six months ended June 30, 2020 and following incurred $65,000. Prior to this time we incurred $31,583 and $162,104 in fees with Baker Tilly for 2020 and 2019, respectively.

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

Exhibit No.	Description

10.36

Limited Waiver and Fourth Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as Exhibit 10.5 to our company’s Form 8-K filed on December 20, 2019 and incorporated herein by reference).

10.37

Limited Waiver and Fifth Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc., and CPM Medical Consultants, LLC (filed as Exhibit 10.1 to our Company’s Form 10-Q filed on May 22, 2020 and incorporated herein by reference).

10.38

Paycheck Protection Program Promissory Note dated April 15, 2020, by and between ZB, N.A. (D/B/A Amegy Bank) Fuse Medical, Inc. and CPM Medical Consultants, LLC (filed as Exhibit 10.2 to our Company’s Form 10-Q filed on May 22, 2020 and incorporated herein by reference).

10.39

Economic Injury Disaster Loan Agreement dated May 12, 2020 by and between the U.S. Small Business Administration and Fuse Medical, Inc. (filed as Exhibit 10.2 to our Company’s Form 10-Q filed on August 7, 2020 and incorporated herein by reference).

10.40

Promissory Note dated May 6, 2020, by and between NC 143 Holdings, LP and Fuse Medical, Inc. (filed as Exhibit 10.3 to our Company’s Form 10-Q filed on August 7, 2020 and incorporated herein by reference).

10.41

Promissory Note dated May 6, 2020, by and between Reeg Medical Industries, Inc. and Fuse Medical, Inc. (filed as Exhibit 10.4 to our Company’s Form 10-Q filed on August 7, 2020 and incorporated herein by reference).

10.42

Limited Waiver and Sixth Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc. and CPM Medical Consultants, LLC (filed as 10.1 to our Company’s Form 10-Q filed on November 16, 2020 and incorporated herein by reference).

13.1	Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed March 30, 2020 and incorporated herein by reference).

21.1*	List of Subsidiaries of Fuse Medical, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: March 30, 2021	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2021	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2021	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Chief Financial Officer and Director (Principal Financial Officer)

Date: March 30, 2021	By:	/s/ Mark W. Brooks
Mark W. Brooks President, Director, and Chairman of the Board

Date: March 30, 2021	By:	/s/ Renato V. Bosita, Jr.
Renato V. Bosita, Jr., MD Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The stockholders and the board of directors of Fuse Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Medical, Inc. (the "Company") and subsidiaries as of December 31, 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Prior Period Financial Statements

The financial statements of Fuse Medical, Inc. as of December 31, 2019, were audited by other auditors whose report dated March 30, 2020, expressed an unmodified opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Earn-out Liability

As described in Note 2 to the consolidated financial statements, the earn-out liability represents a portion of the purchase consideration from a prior year business combination. The Company has classified the earn-out liability as a Level 3 liability and the fair value of the liability is evaluated each reporting period. As of December 31, 2020, the earn-out liability was $11,936,000. The earn-out liability includes both quantitative and qualitative components. The calculation of the fair value of the earn-out liability used a Monte Carlo simulation, which was applied to remaining estimated earn-out payments discounted back to December 31, 2020. The payment of the earn-out amounts is subject to the Company meeting certain earnings thresholds as detailed in the acquisition agreement and could requirement payments up to $26,000,000.

The principal considerations for our determination that performing procedures relating to the earn-out liability is a critical audit matter are (i) there was significant judgment and estimation used by management in determining the earn-out liability, which led to an increased level of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the earn-out liability, including the qualitative component; and (ii) the audit effort involved professionals with specialized skill and knowledge to assist in evaluating certain audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included documenting the control environment in which judgements were made, including significant unobservable inputs and data. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in assessing the inputs and assumptions used in the Monte Carlo simulation. Assessing the inputs and assumptions involved testing the completeness of accuracy of data provided by management and evaluating the reasonableness of management’s assumptions used to develop the significant unobservable inputs.

/s/ Armanino, LLP

We have served as the Company’s auditor since 2020.

Dallas, Texas

March 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The stockholders and the board of directors of Fuse Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Medical, Inc. (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board in the United States (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements, Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP)

Plano, Texas

March 30, 2021

FUSE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,187,458	$1,099,310
Accounts receivable, net of allowance of $787,766 and $615,278, respectively	4,427,896	5,249,653
Inventories, net of allowance of $3,077,728 and $3,805,730, respectively	6,981,413	7,855,887
Prepaid expenses and other current assets	24,203	39,850
Total current assets	12,620,970	14,244,700
Property and equipment, net	17,791	32,639
Long term accounts receivable, net of allowance of $2,615,834 and $728,000, respectively	1,669,510	924,646
Intangible assets, net	1,138,080	1,206,620
Goodwill	1,972,886	1,972,886
Total assets	$17,419,237	$18,381,491
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$3,236,592	$2,752,854
Accrued expenses	2,584,734	3,302,904
Convertible notes payable - related parties	150,000	150,000
Payroll Protection Program loan	361,400	-
Economic Injury Disaster Loan - short term portion	2,241	-
Senior secured revolving credit facility	913,352	1,752,501
Total current liabilities	7,248,319	7,958,259
Notes payable - related parties	200,000	-
Economic Injury Disaster Loan - long term portion	147,759	-
Earn-out liability	11,936,000	11,645,365
Total liabilities	19,532,078	19,603,624
Commitments and contingencies	-	-
Stockholders’ equity (accumulated deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 73,124,458 shares issued and outstanding as of December 31, 2020 and 2019	731,245	731,245
Additional paid-in capital	1,184,222	642,435
Accumulated deficit	(4,028,308)	(2,595,813)
Total stockholders’ equity (accumulated deficit)	(2,112,841)	(1,222,133)
Total liabilities and stockholders’ equity (accumulated deficit)	$17,419,237	$18,381,491

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars, except share data)

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net revenues	$21,398,936	$22,900,277
Cost of revenues	8,694,713	11,762,790
Gross profit	12,704,223	11,137,487
Operating expenses
Selling, general, administrative and other	6,541,659	8,466,077
Commissions	7,086,335	5,982,075
Depreciation and amortization	104,143	107,073
Goodwill impairment	-	932,203
Total operating expenses	13,732,137	15,487,428
Operating loss	(1,027,914)	(4,349,941)
Other income (expense):
Change in fair value of contingent purchase consideration	(290,635)	1,936,164
Interest expense	(94,953)	(121,633)
Total other income (expense)	(385,588)	1,814,531
Operating loss before income tax	(1,413,502)	(2,535,410)
Income tax expense	18,993	781,085
Net loss	$(1,432,495)	$(3,316,495)
Loss per common share - basic	$(0.02)	$(0.05)
Loss per common share - diluted	$(0.02)	$(0.05)
Weighted average number of common shares outstanding - basic	70,221,566	70,221,566
Weighted average number of common shares outstanding - diluted	70,221,566	70,221,566

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in dollars, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	74,600,181	$746,002	$-	$720,682	$1,466,684
Stock based compensation	-	-	627,678	-	627,678
Restricted stock forfeiture	(1,475,723)	(14,757)	14,757	-	-
Net income	-	-	-	(3,316,495)	(3,316,495)
Balance, December 31, 2019	73,124,458	731,245	642,435	(2,595,813)	(1,222,133)
Stock based compensation	-	-	541,787	-	541,787
Net loss	-	-	-	(1,432,495)	(1,432,495)
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(1,432,495)	$(3,316,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	104,143	107,073
Change in fair value of contingent purchase consideration	290,635	(1,936,164)
Impairment of goodwill	-	932,203
Stock based compensation	553,184	627,678
Provision for discounts on long term accounts receivable	1,887,836	645,046
Provision for bad debts and discounts	172,488	30,269
Provision for slow moving and obsolete inventory	(728,002)	2,093,858
Deferred income tax expense	-	760,993
Changes in operating assets and liabilities:
Accounts receivable	649,269	(178,354)
Inventories	1,602,476	1,126,144
Prepaid expenses and other current assets	15,647	(10,297)
Long term accounts receivable	(2,632,698)	(1,445,261)
Accounts payable	483,738	39,935
Accrued expenses	(729,567)	518,633
Net cash provided by/(used in) operating activities	236,654	(4,739)
Cash flows from investing activities:
Purchases of property and equipment	(20,757)	(15,318)
Net cash used in investing activities	(20,757)	(15,318)
Cash flows from financing activities:
Net payments/proceeds from senior secured revolving credit facility	(839,149)	275,053
Payroll protection program proceeds	361,400	-
Economic injury disaster loan proceeds	150,000	-
Proceeds from related party notes payable	200,000	-
Net cash provided by/(used in) financing activities	(127,749)	275,053
Net increase in cash and cash equivalents	88,148	254,996
Cash and cash equivalents - beginning of year	1,099,310	844,314
Cash and cash equivalents - end of year	$1,187,458	$1,099,310
Supplemental disclosure of cash flow information:
Cash paid for interest	$62,866	$94,545

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Nature of Operations

Overview

The Company was initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation. In July 1999, American Metals Service, Inc. changed its name to GolfRounds.com, Inc. and was redomiciled to Delaware through a merger. Effective May 28, 2014, GolfRounds.com, Inc. amended its certificate of incorporation to change its name to Fuse Medical, Inc., and Fuse Medical, LLC, an unrelated entity, merged with and into a wholly-owned subsidiary of Fuse Medical, Inc., with Fuse Medical, LLC surviving as a wholly-owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

On December 19, 2016, the Change-in-Control Date, the Company entered into a Stock Purchase Agreement by and between the Company, NC 143 which is controlled by Mr. Brooks, the Company’s Chairman of the Board and President; and RMI, which is owned and controlled by Mr. Reeg, the Company’s Chief Executive Officer and Secretary. The closing of the Stock Purchase Agreement resulted in a change-in-control of the Company whereby Mr. Brooks and Mr. Reeg beneficially acquired approximately 61.4% of the Company’s issued and outstanding shares of Common Stock, immediately after the Change-in-Control Date.

On December 31, 2017, the Company completed the acquisition of CPM pursuant to the CPM Acquisition Agreement. Subsequent to the Change-in-Control Date, CPM and Company operations are consolidated. On August 1, 2018, the Company completed the acquisition of Maxim Surgical, pursuant to the Maxim Purchase Agreement. As of the Maxim Closing Date, Maxim and Company operations are consolidated.

Nature of Business

The Company is a Manufacturer, distributor, and wholesaler of medical device implants, offering a broad portfolio of Orthopedic Implants and Biologics including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) full spinal implants for trauma, degenerative disc disease and deformity indications; and (v) a wide array of osteo-biologics, regenerative tissues and amniotic tissue, which include human allografts, substitute bone materials, and tendons and regenerative tissues and fluids. All of the Company’s medical devices are approved by the FDA for sale in the United States, and all of the Company’s Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks.

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

Going Concern

For the years ended December 31, 2020 and 2019 the Company had accumulated losses of $4,028,308 and $2,595,813, respectively, and a stockholders’ deficit of $2,112,841 and $1,222,133, respectively. Revenues declined by $1,501,341 and $3,441,761 in 2020 and 2019, respectively, as a result of competitive pressures. The Company was out of compliance with its loan covenants at various times during the year ended December 31, 2019 and obtained waivers from the lender to cure the violations, but had reductions of the credit facility amount as a result of the covenant violations. At December 31, 2019 the Company’s management determined that these conditions and events raised substantial doubt about the ability of the Company to continue as a going concern.

As of and for the year ended December 31, 2020, the Company’s management noted that its gross profit was $12,704,223 compared to $11,137,487 for the year ended December 31, 2019, representing an increase of $1,566,736, or approximately 14%. Additionally, the Company’s selling, general, administrative, and other expenses (“SG&A”) were $6,541,659 compared to SG&A of $8,466,077 for the year ended December 31, 2019, representing a decrease of $1,924,418 or approximately 23%.  These changes in the Company’s operating results produced in a net loss of $1,432,495 for the year ended December 31, 2020, compared to net loss of $3,316,495 for the year ended December 31, 2019, reflecting a decrease in the Company’s net loss of $1,884,000, or approximately 57%.

The Company’s primary sources of liquidity are cash from operations and its RLOC with Amegy Bank. At December 31, 2020, the Company’s current assets exceeded its current liabilities by $5,372,651 (“Working Capital”), which included $1,187,458 in cash and cash equivalents.  Cash from the Company’s operations and net borrowings on its RLOC supports the Company’s Working Capital needs.  As of December 31, 2020, the Company had sufficient collateral, had approximately $1.3 million in borrowing compacity and was in compliance with the RLOC debt covenants. The Company expects to renew its RLOC maturing May 4, 2021.

Further, the Company’s management expects to (i) continue successful execution of new product and licensing deal rollouts and key rebranding initiatives, (ii) expand new retail sales channel opportunities, and (iii) additional strategic cost reductions will continue.

Based on these operating results, key initiatives, and the Company’s liquidity position as of December 31, 2020, the Company’s management has determined that these conditions and events supported the Company’s ability to continue as a going concern

Note 2. Significant Accounting Policies

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

Actual results could differ from those estimates. Significant estimates on the accompanying consolidated financial statements include the allowances for doubtful accounts, valuation of inventories, the Company’s effective income tax rate and the fair value calculations of stock-based compensation, goodwill, finite lived intangibles and the earn-out liability.

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

Reclassification

Long term accounts receivable, net of allowance was previously reported as a component of current assets as accounts receivable, net of allowance, in the Company’s accompanying consolidated balance sheets. Long term accounts receivable reflects Cases where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays the Company’s invoice which payment is generally greater than 365 days from date of service. The LOP provides medical providers with greater certainty of full payment. This reclassification had no effect on the previously reported total assets or net loss.

Loss Per Common Share

Loss per common share, basic is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of Common Stock, outstanding during the period, without consideration of Common Stock equivalents. Shares of restricted stock are included in the basic weighted-average number of Common Stock outstanding from the time they vest.

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the years ended December 31, 2020 and 2019, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 10, “Stockholders’ Equity” for the terms and conditions of restricted stock).

For the year ended December 31, 2020, restricted common stock shares and common stock equivalents of 2,245,762 have been excluded from diluted earnings per share because to include them would have been antidilutive (See Note 10, “Stockholders Equity” for the terms and conditions of restricted stock).

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

The fair value of the Earn-Out liability was calculated using the Monte Carlo simulation, which was then applied to estimated Earn-Out payments with a discount rate of three percent (3%). To determine the fair value of the Earn-Out liability, the Company’s management evaluates assumptions that require significant judgement. Significant assumptions used for estimating the Earn-Out liability included: (i) EBITDA margins increasing from one percent (1%) to ten percent (10%) over the next four years; and (ii) revenue growth of approximately five percent (5%) over the next five years, and approximately two percent (2%) thereafter.

The Earn-Out liability, which represented contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the consolidated statements of operations at each reporting period.

For the year ended December 31, 2020 and 2019, the Company has determined the earnings threshold as detailed in the CPM Acquisition Agreement was not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2020 and 2019 financial performance.

The Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was increased by $290,635 from $11,645,365 to $11,936,000 in 2020 and reduced by $1,936,164 from $13,581,529 to $11,645,365 in 2019 and reflected as “Change in fair value of contingent purchase consideration” on our Consolidated Financial Statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2020, and December 31, 2019. The Company’s cash is concentrated in one large financial institution. The amount of cash held at that financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through December 31, 2020. As of December 31, 2020 and 2019, there were deposits of $761,671 and $599,309, respectively, which were greater than federally insured limits.

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

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstance warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

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

During 2019, the Company revised its estimate for slow moving and obsolete inventory. As a result, the Company’s management increased the inventory reserve for slow moving and obsolescence by $2,093,859. In 2020 based on sales activity for the year and inventory on hand at the end of the year, the Company decreased the reserve $728,002, which is reflected in inventory and cost of revenues on the Company’s consolidated balance sheets and statements of operations, respectively.

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

Goodwill is not amortized, but is tested in the fourth quarter each year for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. For the years ended December 31, 2020 and 2019 an impairment charge of zero and $932,203 was recognized, respectively.

ASU 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that triggering event has occurred as of December 31, 2020.

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

The Company includes shipping and handling fees in net revenues. Shipping and handling costs, associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold on the Company’s accompanying consolidated statements of operations.

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

	Year Ended
	December 31, 2020	December 31, 2019
Category
Retail	$19,092,800	$19,082,561
Wholesale	2,306,136	3,817,716
Total	$21,398,936	$22,900,277

Cost of Revenues

Cost of revenues consists of (i) cost of goods sold, (ii) freight and shipping costs for items sold to customers, (iii) cost of storage, (iv) investment in medical instruments, which are expensed when acquired, (v) inventory shrink, and (vi) an estimate for slow-moving inventory, expired inventory, and inventory obsolescence.

Income Taxes

As a result of the CPM Acquisition, the Company became the sole managing member of CPM and as a result, began consolidating the financial results of CPM. CPM is treated as a disregarded entity for U.S. federal and most applicable state and local income tax purposes. As a disregarded entity, CPM is not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by CPM is included in the taxable income or loss of the Company. As a result of the Maxim Acquisition, the Company and Maxim will elect to file a consolidated tax return for the period after acquisition.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2020 and 2019, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company presently leases office space on a month to month basis as described in Note 9.  As such, the adoption of the standard was not material.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 effective December 31, 2019, on a prospective basis.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by the Company’s management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Computer equipment and software	$49,918	$51,303
Office equipment	-	20,333
Property and equipment costs	49,918	71,636
Less: accumulated depreciation	(32,127)	(38,997)
Property and equipment, net	$17,791	$32,639

Depreciation expense for the year ended December 31, 2020 and 2019 was $35,605 and $25,653 respectively. Additionally, $42,476 of fully depreciated assets were retired during 2020.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	December 31, 2020	December 31, 2019	Amortization period (years)
Intangible assets:
Non-compete agreements	$-	$61,766	2
510k product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,260,199	1,321,965
Less: accumulated amortization	(122,119)	(115,345)
Intangible assets, net	1,138,080	1,206,620
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the years ended December 31, 2020 and 2019 was $68,538 and $81,420 respectively.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, and customer relationships.

The following is a schedule by year of the Company’s future amortization expense related to the finite-live intangible assets as of December 31, 2020:

Year Ended December 31,
2021	$50,532
2022	50,532
2023	50,532
2024	50,532
2025	50,532
Beyond	181,040
$433,700

The Company performed its annual goodwill impairment test by comparing the fair value of the reporting units with its carrying amount. The fair value of the reporting units was determined utilizing both a discounted cash flow and merger and acquisitions methodology in the conclusion of value. The fair value exceeded its carrying value for 2020. The carrying value exceeded its fair value and a goodwill impairment charge of $932,203 was recognized for 2019.

Note 5. Senior Secured Revolving Credit Facility

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

On September 21, 2018, the Company executed the First Amendment to the RLOC with Amegy Bank. The First Amendment (i) waived the Company’s events of default under the RLOC through the fiscal quarter ended September 30, 2018, and (ii) added a covenant that the Company achieve quarterly net income of $700,000 or more for the fiscal quarter ending on September 30, 2018.

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

On May 21, 2020, the Company executed the Fifth Amendment to the RLOC with Amegy Bank. Pursuant to the Fifth Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) amended the financial covenants to state that the Company will not permit EBITDA to be less than $25,000 for the six months ended September 30, 2020, and (iii) extended the termination date of the RLOC until November 4, 2020.

In conjunction with executing the Fifth Amendment to the RLOC, the Company obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, the Company borrowed $180,000 NC 143, and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

 On November 12, 2020 the Company executed a Sixth Amendment to the RLOC with Amegy Bank, which extended the termination date of our RLOC to May 4, 2021. The Company was in compliance with all RLOC covenants as of December 31, 2020.

The outstanding balance of the RLOC was $913,352 and $1,752,501 at December 31, 2020 and 2019, respectively. Interest expense incurred on the RLOC was $61,036 and $94,633 for the year ended December 31, 2020 and 2019, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the RLOC at December 31, 2020 and 2019 was $2,947 and $4,437, respectively, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets. At December 31, 2020, the effective interest rate was calculated to be 4.60%.

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

During the years ended December 31, 2020 and 2019, interest expense of $27,407 and $27,000, respectively, is reflected in interest expense on the Company’s accompanying consolidated statements of operations. As of December 31, 2020, and 2019, accrued interest was $113,503 and $86,096, respectively, which is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 7. Paycheck Protection Program Loan

On April 11, 2020, the Company received approval from the SBA to fund the Company’s request for a PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company has entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 11, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the PPP. The PPP Loan is reflected in short term liabilities in the Company’s accompanying consolidated balance sheets as the Company expects the PPP Loan will be forgiven effective during 2020.

As of December 31, 2020, the Company incurred approximately $2,720 in accrued interest related to the PPP Loan, which is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.  For the year ended December 31, 2020, the Company incurred approximately $2,720 in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s accompanying consolidated statements of operations. The Company did not incur interest expense related to the PPP Loan for the year ended December 31, 2019.

Note 8. Economic Injury Disaster Loan

On May 12, 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the SBA Loan Agreement, the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. The EIDL Loan is reflected in long term liabilities in the Company’s accompanying consolidated balance sheets. In connection therewith, the Company received a $10,000 advance, which does not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in the Company’s accompanying consolidated statements of operations.

EIDL Loan interest expense incurred was approximately $3,791 and zero for the years ended December 31, 2020 and 2019, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the EIDL Loan at December 31, 2020 and 2019 was $3,791 and zero, respectively, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases office space under a noncancelable operating lease agreement, from a real estate investments company that is owned and controlled by the Company’s Chairman of the Board and President. This lease terminated December 31, 2017 with month-to-month renewals. The lease requires monthly payments of $14,000. Annual rent expense was approximately $168,000 and $168,000 for the years ended December 31, 2020 and 2019, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The Company leases office equipment under two noncancelable operating lease agreements which expire March 2021 and March 2024. In aggregate, these office equipment leases require monthly payments of approximately $849. Rent expense for the equipment leases totaled approximately $10,000 and $10,000 for the years ended December 31, 2020 and 2019, respectively, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2020:

Year Ended December 31,
2021	$7,749
2022	7,261
2023	7,261
2024	1,210
2025	-
$23,481

Note 10. Stockholders’ Equity

The 2018 Equity Plan is the Company’s stock-based compensation plan which the Company’s Board adopted on April 5, 2017, and subsequently amended and restated on December 13, 2018. The 2018 Equity Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule set forth in individual agreements.

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

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to the Company’s product advisory board members, certain key employees, and marketing representatives:

Assumptions	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Expected term (years)	-	10.0
Expected volatility	0.00%	105.35 - 118.52%
Weighted-average volatility	0.00%	108.52%
Risk-free interest rate	0.000%	2.670%
Dividend yield	0.0%	0.0%
Expected forfeiture rate	n/a	n/a

Non-Qualified Stock Option Awards

For the years ended December 31, 2020 and 2019, the Board granted zero and 1,650,000, respectively, of non-qualified stock option awards (“NQSO”) to the Company’s Scientific Advisory Board members, certain key employees and marketing representatives. For the year ended December 31, 2020 and December 31, 2019, the Company amortized $553,184 and $627,678 relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying consolidated statement of operations. The Company will recognize $315,165 as an expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity during the year ended December 31, 2020 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2019	3,948,333	$0.61	6.08	$157,000
Granted	-	-
Exercised	—	—
Forfeited	(753,333)	—
Expired	(600,000)	—
Balance outstanding at December 31, 2020	2,595,000	$0.65	5.92	$56,000
Exercisable at December 31, 2020	1,663,333	$0.58	4.81	$56,000

Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of December 31, 2020, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company of a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period (as defined in RSA Agreement).

As of December 31, 2020, it was not probable that the performance conditions on the outstanding options would be met, therefore, no expense has been recorded for the years ended December 31, 2020 and 2019.

The following table summarizes the RSAs activity for the year ended December 31, 2020:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	2,902,892	$1,382,800	$0.48
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2020	2,902,892	$1,382,800	$0.48

Note 11. Income Taxes

The Company began consolidating the financial results of CPM effective January 1, 2016, when the Company became the sole managing member of CPM. CPM is treated as a disregarded entity for U.S. federal and most applicable state and local income taxes. As a disregarded entity, CPM is not subject to U.S. federal and certain state and local income taxes. Beginning January 1, 2019, taxable income or loss generated by CPM is included in its taxable income or loss of the Company.

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Current:
Federal	$-	$-
State	18,993	20,092
	18,993	20,092
Deferred:
Federal	-	760,993
State	-	-
	-	760,993
Total Income tax expense	$18,993	$781,085

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$786,751	$373,033
Accounts receivable	165,431	282,088
Compensation	480,774	364,605
Inventory	588,966	734,524
Other	5,083	-
Total deferred tax assets	2,027,005	1,754,250
Deferred tax liabilities:
Intangibles	(206,723)	(218,427)
Property and equipment	(3,736)	(6,239)
Total deferred tax liabilities	(210,459)	(224,666)
Deferred tax assets, net	1,816,546	1,529,584
Valuation allowance:
Beginning of year	(1,529,584)	-
Increase during year	(286,962)	(1,529,584)
Ending balance	(1,816,546)	(1,529,584)
Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance in 2020 due to the uncertainty of realization.  Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with the deferred tax assets.  The valuation allowance established during the year ended December 31, 2020 was $1,816,546

At December 31, 2020, the Company estimates it has approximately $3,746,433 of net operating loss carryforwards of which $899,331 will expire during 2021 through 2037. The Company’s management believes its tax positions are more likely than not of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of December 31, 2020, the Company’s tax years 2017 through 2019 remain open for IRS audit. The Company has not received a notice of audit from the IRS for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Statutory U.S. federal income tax rate	21.0%	21.0%
Other reconciling items	4.2%	0.9%
Permanent differences	0.0%	8.2%
State income taxes, net of federal tax benefit	-1.3%	-0.6%
Deferred tax asset valuation allowace	-25.6%	-60.3%
Effective income tax rate	-1.7%	-30.8%

Our effective income tax rates for the years ended December 31, 2020 and 2019 were -1.7% and -30.8%, respectively. The decrease between years is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 12. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2020 and 2019, the following significant customers had an individual percentage of total revenue of approximately ten percent (10%) or greater:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Top customer	12.63%	6.08%
Totals	12.63%	6.08%

There were no customers with a concentration of accounts receivable over 10% as of December 31, 2020 or 2019.

For the years ended December 31, 2020 and 2019, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Supplier 1	25.60%	21.60%
Supplier 2 (Related party)	6.90%	12.80%
Totals	32.50%	34.40%

Note 13. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals thereafter. For the year ended December 31, 2020 and 2019, the Company paid approximately $168,000 and $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

AmBio Contract

The Company engaged AmBio, a Texas licensed PEO, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of December 31, 2020, AmBio operations support approximately 44 FTEs. Of those 44 FTEs, 37 FTEs directly support the Company, 6 FTEs support the operations of other companies and the Company shares 1 FTE with other companies.

As of December 31, 2020, and December 31, 2019, the Company owed amounts to AmBio of approximately $154,051 and $169,944, respectively, which is reflected in the accounts payable on the Company’s accompanying consolidated balance sheets. For the year ended December 31, 2020, and 2019, the Company paid approximately $172,221 and $212,045, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

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

During the years ended December 31, 2020 and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $29,822 and $796,430, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•

purchased approximately zero and $31, respectively, of Orthopedic Implants, medical instruments, and Biologics from MedUSA, which is reflected in inventories, net of allowance in the Company’s accompanying consolidated balance sheets; and

•	incurred approximately $3,527,783 and $2,462,783, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2020, and December 31, 2019, the Company had outstanding balances due from MedUSA of approximately $398,151 and $555,421, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying consolidated balance sheets.

As of December 31, 2020, the Company had no outstanding balances owed to MedUSA. As of December 31, 2019, the Company had no outstanding balances owed to MedUSA, which was reflected in accounts payable in the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement with MedUSA are 30 days from receipt of invoice.

Texas Overlord, LLC

Overlord is an investment holding-company owned and controlled by Mr. Brooks.

During the years ended December 31, 2020 and 2019, the Company:

•

purchased approximately zero and $24,967, respectively, of Orthopedic Implants, medical instruments, and Biologics from Overlord, which is reflected in inventories, net of allowance on the Company’s accompanying consolidated balance sheets; and

•	incurred approximately $190,000 and $165,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2020, and December 31, 2019, the Company had no outstanding balances due from Overlord.

As of December 31, 2020, and December 31, 2019, the Company had no outstanding balances owed to Overlord.

N.B.M.J., Inc.

NBMJ is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the years ended December 31, 2020 and 2019, the Company sold Biologics products to NBMJ in the amounts of approximately $24,708 and $443,056, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

As of December 31, 2020, and December 31, 2019, the Company had no outstanding balances due from NBMJ.

Bass Bone and Spine Specialists

Bass operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2020 and 2019, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $81,350 and $113,473, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•	incurred approximately $16,885 and $80,272, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2020, and December 31, 2019, the Company has outstanding balances due from Bass of approximately $20,117 and $7,149, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2020 and 2019, the Company: incurred approximately $575,918 and $467,195, respectively, in commission costs to Sintu, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

Tiger Orthopedics, LLC

Tiger operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2020 and 2019, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $39,922 and $283,435, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations.

As of December 31, 2020, and December 31, 2019, the Company has outstanding balances due from Tiger of approximately zero and $30,525, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the years ended December 31, 2020 and 2019, the Company purchased approximately $508,597 and $1,082,643 respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance on the Company’s accompanying consolidated balance sheets.

As of December 31, 2020, and 2019, the Company had outstanding balances due from Modal of approximately zero and $40,700, respectively. This is reflected in accounts receivable in the Company’s accompanying audited consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2020, the Company owes Modal a balance of $417,897.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 25, 2020, the date the financial statements were available to be issued.

Severe Weather Conditions. During February 2021, the state of Texas experienced record-breaking winter weather which resulted in dangerous road conditions, widespread power outages, water outages and contamination of the water supply, which caused significant disruptions through-out Texas, including the Company’s corporate office and distribution center for several days.

The Company’s executive management team immediately focused on the health and wellbeing of the Company’s employees, while also working to minimize the impact on its customers. The Company resumed full operations on March 1, 2021 and are currently working to address the Cases, sales support, and administrative functions backlog. Generally, surgical cases have been rescheduled to subsequent weeks. (For more information, see Item 1A. “Risk Factors—Risks Related to Our Business and Industry”).

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.