Form 10-Q
period 2021-03-31
Fuse Medical, Inc.
filed 2021-05-12
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 6, 2021, 73,124,458 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,417,793	$1,187,458
Accounts receivable, net of allowance of $618,771 and $787,766, respectively	3,487,710	4,427,896
Inventories, net of allowance of $3,315,541 and $3,077,728, respectively	7,594,969	6,981,413
Prepaid expenses and other current assets	94,536	24,203
Total current assets	12,595,008	12,620,970
Property and equipment, net	13,630	17,791
Long term accounts receivable, net of allowance of $2,707,228 and $2,615,834, respectively	1,750,478	1,669,510
Intangible assets, net	1,125,447	1,138,080
Goodwill	1,972,886	1,972,886
Total assets	$17,457,449	$17,419,237
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$3,325,107	$3,236,592
Accrued expenses	2,696,806	2,584,734
Convertible notes payable - related parties	150,000	150,000
Payroll Protection Program Loan	361,400	361,400
Economic Injury Disaster Loan - short term portion	3,004	2,241
Senior secured revolving credit facility	1,088,352	913,352
Total current liabilities	7,624,669	7,248,319
Notes payable - related parties	200,000	200,000
Economic Injury Disaster Loan - long term portion	146,996	147,759
Earn-out liability	11,936,000	11,936,000
Total liabilities	19,907,665	19,532,078
Commitments and contingencies	-	-
Stockholders' equity (accumulated deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,124,458 shares issued and outstanding as of March 31, 2021 and December 31, 2020	731,245	731,245
Additional paid-in capital	1,300,170	1,184,222
Accumulated deficit	(4,481,631)	(4,028,308)
Total stockholders' deficit	(2,450,216)	(2,112,841)
Total liabilities and stockholders' equity (accumulated deficit)	$17,457,449	$17,419,237

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except per share data)

	For the Three Months Ended March 31,
	2021	2020

Net revenues	$4,440,759	$4,636,503
Cost of revenues	1,853,865	1,982,896
Gross profit	2,586,894	2,653,607
Operating expenses:
Selling, general, administrative, and other	1,435,310	2,480,771
Commissions	1,564,753	1,391,117
Depreciation and amortization	16,794	29,983
Total operating expenses	3,016,857	3,901,871
Operating loss	(429,963)	(1,248,264)
Other expense:
Interest expense	19,000	31,001
Total other expense	19,000	31,001
Operating loss before tax	(448,963)	(1,279,265)
Income tax expense	4,360	4,734
Net loss	$(453,323)	$(1,283,999)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of Common Stock outstanding - basic and diluted	70,221,566	70,221,566

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)
Stock based compensation	-	-	115,948	-	115,948
Net loss	-	-	-	(453,323)	(453,323)
Balance, March 31, 2021	73,124,458	$731,245	$1,300,170	$(4,481,631)	$(2,450,216)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)
Stock based compensation	-	-	162,656	-	162,656
Net loss	-	-	-	(1,283,999)	(1,283,999)
Balance, March 31, 2020	73,124,458	$731,245	$805,091	$(3,879,812)	$(2,343,476)

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(453,323)	$(1,283,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,794	29,983
Share-based compensation	115,948	162,656
Provision for bad debts and discounts	-	417,219
Provision for long term accounts receivable	91,394	198,124
Provision for slow moving inventory	237,813	81,190
Changes in operating assets and liabilities:
Accounts receivable	940,186	1,639,955
Inventories	(851,369)	(27,267)
Prepaid expenses and other current assets	(70,333)	(77,520)
Long term accounts receivable	(172,362)	(495,310)
Accounts payable	88,515	(181,162)
Accrued expenses	112,072	(539,973)
Net cash provided by (used in) operating activities	55,335	(76,104)

Cash flows from investing activities
Purchase of property and equipment	-	(20,757)
Net cash (used in) investing activities	-	(20,757)

Cash flows from financing activities
Net payments/proceeds on senior secured revolving credit facility	175,000	(249,181)
Net cash provided by (used in) financing activities	175,000	(249,181)

Net increase (decrease) in cash	230,335	(346,042)
Cash and cash equivalents - beginning of period	1,187,458	1,099,310
Cash and cash equivalents - end of period	$1,417,793	$753,268
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$21,788

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”), was initially incorporated in 1968 as American Metals Service, Inc., a Florida corporation.  In July 1999, American Metals Service, Inc. changed its name to GolfRounds, Inc. and was redomiciled to Delaware through a merger. Effective May 28, 2014, Golf Rounds amended its certificate of incorporation to change its name to Fuse Medical, Inc., and Fuse Medical, LLC, an unrelated entity, merged with and into a wholly owned subsidiary of Fuse Medical, Inc., with Fuse Medical, LLC surviving as a wholly owned subsidiary of Fuse Medical, Inc. The transaction was accounted for as a reverse merger. The Company was the legal acquirer, and Fuse Medical, LLC was deemed the accounting acquirer. During 2015, certificates of termination were filed for Fuse Medical, LLC and its two subsidiaries.

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

On August 1, 2018 (“Maxim Closing Date”), the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”), pursuant to the securities purchase agreement (“Maxim Purchase Agreement”).  As of the Maxim Closing Date, Maxim and Company operations are consolidated.

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

The condensed consolidated balance sheet information as of December 31, 2020, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”), Filed with the SEC pursuant to Section 13 of 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2020 Annual Report.

The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Note 2. Significant Accounting Policies

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CPM, and Maxim. Intercompany transactions have been eliminated in consolidation.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts in the interim unaudited condensed consolidated financial statements.

Actual results could differ from those estimates. Significant estimates on the accompanying interim unaudited condensed consolidated financial statements include the allowance for doubtful accounts, valuation of inventories, the Company’s effective income tax rate, and the fair value calculations of stock-based compensation, goodwill, finite lived intangibles and the earn-out (“Earn-Out”) liability.

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources. The Company’s Chief Executive Officer serves as the Company’s chief operating decision maker, and the management team reviews operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Company. The Company has integrated the operations of both CPM and Maxim. Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

Reclassification

Long term accounts receivable, net of allowance was previously reported as a component of current assets as accounts receivable, net of allowance, in the Company’s accompanying consolidated balance sheets. Long term accounts receivable reflects sales based on medical procedures in which the Company’s products are sold and used (“Cases”) where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays the Company’s invoice which payment is generally greater than 365 days from date of service. The LOP provides medical providers with greater certainty of full payment. This reclassification had no effect on the previously reported total assets or net loss.

Loss Per Common Share

Loss per common share, basic is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average number of common stock, par value $0.01, (“Common Stock”) outstanding during the period, without consideration of Common Stock equivalents. Shares of restricted stock are included in the basic weighted-average number of Common Stock outstanding from the time they vest.

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the three months ended March 31, 2021 and 2020, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock).

For the three months ended March 31, 2021, restricted Common Stock shares and Common Stock equivalents of 4,070,723 at exercise prices of $0.11 and $1.21 were excluded from diluted earnings per share because to include them would have been antidilutive. (See Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021
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

There was no change in the earn-out liability for the three months ended March 31, 2021 and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2020. The required earnings thresholds have not been met from inception of the agreement through March 31, 2021, and as such, there have been no payments required for either the base or bonus earn-out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2021, and December 31, 2020. The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through March 31, 2021. As of March 31, 2021, and December 31, 2020, there were deposits of $1,053,368 and $761,671, respectively, which were greater than federally insured limits.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

collateral or other security interest to support accounts receivable. Based on trends and specific factors, the customer’s credit terms may be modified, including required payment upon delivery.

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstances warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) less an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials, tendons, as well as amniotic tissues and fluids (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the net realizable value of inventories.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

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

Goodwill and Other Intangible Assets

Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified net assets acquired.  Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives.

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

Accounting Standards Codification (“ASC”) 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of March 31, 2021.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

Revenue Recognition

The Company’s revenues are generated from the sales of Orthopedic Implants and Biologics to support orthopedic surgeries. The Company obtains purchase orders from its customers for the sale of its products which sets forth the general terms and conditions including line-item pricing and payment terms (generally due upon receipt). The Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment or when a product is utilized in a surgery) and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company’s only performance obligation.

Due to the nature of its products, the Company’s product returns have been historically immaterial.

The Company includes shipping and handling fees in net revenues. Shipping and handling costs are associated with outbound freight after control over a product has transferred to a customer and are accounted for as a fulfillment cost and are included in cost of goods sold on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

Revenue Differentiation

The Company measures sales volume based on medical procedures in which the Company’s products are sold and used (Cases). The Company considers Cases resulting from direct sales to medical facilities to be retail cases (“Retail Cases”) and Cases resulting from sales to third parties, such as non-medical facilities, distributors, or sub-distributors, to be wholesale cases (“Wholesale Cases”). Some of the Company’s sales for Wholesale Cases are on a consignment basis with a third party. When consigned, the revenue is not recorded until the device is implanted in a patient during surgery. In the Company’s industry, Retail Cases are typically sold at higher price points than Wholesale Cases, resulting in greater revenue and gross profit per Case.

	Three Months Ended
Category	March 31, 2021	March 31, 2020

Retail	$3,984,024	$4,126,923
Wholesale	456,735	509,580
Total	$4,440,759	$4,636,503

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company presently leases office space on a month-to-month basis as described in Note 12.  As such, the adoption of the standard was not material.

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

Note 3. Property and Equipment

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Property and equipment consisted of the following at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Computer equipment and software	$37,970	$49,918
Office equipment	-	-
Property and equipment costs	37,970	49,918
Less: accumulated depreciation	(24,340)	(32,127)
Property and equipment, net	$13,630	$17,791

Depreciation expense for the three months ended March 31, 2021, and 2020 was $4,161 and $9,628, respectively. During the first quarter of 2021, the Company disposed of $11,948 of fully depreciated assets.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	March 31, 2021	December 31, 2020	Amortization period (years)
Non-compete agreements	-	-	2
510(k) product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,260,199	1,260,199
Less: accumulated amortization	(134,752)	(122,119)
Intangible assets, net	1,125,447	1,138,080
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended March 31, 2021 and 2020 was $12,633 and $20,355, respectively.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, product technology and customer relationships.

Note 5. Senior Secured Revolving Credit Facility

On December 29, 2017, the Company became party to the Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”). The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000.  The RLOC contains customary representation, warranties, covenants, events of default, and is collateralized by substantially all of the Company’s assets. The Company’s Chairman of the Board and President initially personally guaranteed fifty percent (50%) of the outstanding RLOC amount.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021
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

On May 21, 2020, the Company executed the Fifth Amendment to the RLOC with Amegy Bank (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) amended the financial covenants to state that the Company will not permit EBITDA to be less than $25,000 for the six months ended September 30, 2020, and (iii) extended the termination date of the RLOC until November 4, 2020.

In conjunction with executing the Fifth Amendment to the RLOC, the Company obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, the Company borrowed $180,000 from NC 143, and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

 On November 12, 2020, the Company executed a Sixth Amendment to the RLOC with Amegy Bank (the “Sixth Amendment”), which extended the termination date of our RLOC to May 4, 2021. The Company was in compliance with all RLOC covenants as of December 31, 2020.

The Company was not in compliance with the minimum quarterly EBITDA requirement for the twelve months ended March 31, 2021. (See Note 13, “Subsequent Events”)

The outstanding balance of the RLOC was $1,088,352 and $913,352 at March 31, 2021 and December 31, 2020, respectively. Interest expense incurred on the RLOC was $9,861 and $24,270 for the three months ended March 31, 2021 and 2020, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. Accrued interest on the RLOC at March 31, 2021 and December 31, 2020 was $2,808 and $2,947, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. At March 31, 2021, the effective interest rate was 4.1%.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for convertible promissory notes (“Notes”) bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”), and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes remain outstanding, and principal and interest are due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

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

During the three months ended March 31, 2021, and 2020, interest expense of $6,783 and $6,732, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of March 31, 2021,

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

and December 31, 2020, accrued interest was $120,286 and $113,503, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 7. Paycheck Protection Program Loan

On April 11, 2020, the Company received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a Paycheck Protection Program Loan (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, the Company has entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 11, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the PPP. The PPP Loan is reflected in short term liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets as the Company expects the PPP Loan will be forgiven during 2021.

For the three months ended March 31, 2021, the Company incurred approximately $911 in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. The Company did not incur interest expense related to the PPP Loan for the three months ended March 31, 2020. As of March 31, 2021, and December 31, 2020, accrued interest was approximately $3,630 and $2,720, respectively, related to the PPP Loan, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 8.  Economic Injury Disaster Loan

On May 12, 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (“EIDL Loan”). Pursuant to the SBA Loan Agreement, the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. The EIDL Loan is reflected in long term liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets. In connection therewith, the Company received a $10,000 advance, which does not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

EIDL Loan interest expense incurred was approximately $1,446 and zero for the three months ended March 31, 2021 and 2020, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. Accrued interest on the EIDL Loan at March 31, 2021 and December 31, 2020 was $5,237 and $3,791, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

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

The Company’s management utilizes the simplified method to estimate the expected life for stock options granted to employees, as the Company does not have sufficient historical data regarding stock option exercises. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

historical trends. While the Company’s management believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yields increased.

The Company made an accounting policy election to account for forfeitures when they occur, versus estimating the number of awards that are expected to vest, in accordance with ASU 2016-09.

Non-Qualified Stock Option Awards

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, and 2020, the Company amortized $115,948 and $162,656, respectively, relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. The Company will recognize approximately $199,217 in expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

The following reflected the NQSO’s that were granted, exercised, forfeited, or expired during the three months ended March 31, 2021.

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2020	2,595,000	$0.65	5.92	$56,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at March 31, 2021	2,595,000	$0.65	5.68	$-
Exercisable at March 31, 2021	1,963,333	$0.61	5.04	$-

Restricted Common Stock

The non-vested restricted stock awards (“RSA”s), as of March 31, 2021, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company of a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period (as defined in RSA Agreement).

As of March 31, 2021, and 2020, it was not probable that the performance conditions on the outstanding options would be met, therefore, no expense has been recorded for these awards for the three months ended March 31, 2021 and 2020.

There was no RSA’s that were granted, exercised, or forfeited during the three months ended March 31, 2021.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	2,902,892	$1,382,800	$0.48
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2021	2,902,892	$1,382,800	$0.48

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Current:
Federal	$-	$-
State	4,360	4,734
Income tax expense	4,360	4,734
Deferred:
Federal	-	-
State	-	-
Income tax benefit	-	-
Total income tax expense (benefit), net	$4,360	$4,734

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	March 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$881,171	$786,751
Accounts receivable	129,942	165,431
Compensation	505,124	480,774
Inventory	583,241	588,966
Other	19,871	5,083
Total deferred tax assets	2,119,349	2,027,005
Deferred tax liabilities:
Intangibles	(204,742)	(206,723)
Property and equipment	(2,862)	(3,736)
Total deferred tax liabilities	(207,604)	(210,459)
Deferred tax assets, net	1,911,745	1,816,546
Valuation allowance:
Beginning of year	(1,816,546)	(1,529,584)
Increase during the year	(95,199)	(286,962)
Ending balance	(1,911,745)	(1,816,546)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance totaling $95,199 for the three months ended March 31, 2021 due to the uncertainty of realization.  Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of March 31, 2021 was $1,911,745.

At March 31, 2021, the Company estimates it has approximately $7,160,019 of net operating loss carryforwards, of which $3,863,299 will expire in 2021 through 2037. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change”, as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,963,968 of net operating loss carryforwards. Therefore, the deferred net operating loss carryover asset excludes the portion of net operating losses that are mathematically excluded from future use by the Company.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

The Company’s management believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of March 31, 2021, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of March 31, 2021.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Permanent differences	0.0%	0.0%
Other	0.0%	0.0%
State and local income taxes, net of federal benefit	-0.8%	-0.3%
Change in deferred tax asset valuation allowance	-21.2%	-21.1%
Effective tax rate	-1.0%	-0.4%

Our effective income tax rates for the three months ended March 31, 2021 and 2020 were (1.0%) and (0.4%), respectively.   The decrease from the prior period is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2021, and 2020, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Customer 1	14.8%	11.0%
Customer 2	4.9%	11.5%
Totals	19.7%	22.5%

At March 31, 2021 and December 31, 2020, there were no significant customers that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

For the three months ended March 31, 2021 and 2020, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Supplier 1	18.2%	0.0%
Supplier 2	17.6%	20.1%
Supplier 3	6.6%	16.9%
Supplier 4 (Related party)	4.1%	12.9%
Totals	46.5%	49.9%

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals. For the three months ended March 31, 2021, and 2020, the Company paid approximately $42,000 and $42,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of March 31, 2021, AmBio operations support approximately 44 full time equivalents (“FTE”). Of those 44 FTEs, 36 FTEs directly support the Company, 7 FTEs support the operations of other companies, and 1 FTE is shared between the Company and other companies.

As of March 31, 2021, and December 31, 2020, the Company owed amounts to AmBio of approximately zero and $154,051, respectively, which is reflected in the accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the three months ended March 31, 2021, and 2020, the Company paid approximately $41,611 and $50,869, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2021 and 2020, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $1,400 and $25,131, respectively, which is reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations;

•	had no purchases of Orthopedic Implants, medical instruments, or Biologics from MedUSA, and

•

incurred approximately $836,609 and $682,580, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2021, and December 31, 2020, the Company had approximately $1,039,444 and $960,932, respectively, of unpaid commission costs due to MedUSA.

As of March 31, 2021, and December 31, 2020, the Company had outstanding balances due from MedUSA of approximately $323,496 and $398,151, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of March 31, 2021, and December 31, 2020, the Company had no outstanding balances owed to MedUSA.

Payment terms per our stocking and distribution agreement with MedUSA are 30 days from receipt of invoice. As of March 31, 2021, MedUSA has a past due balance of approximately $323,496.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mr. Brooks.

During the three months ended March 31, 2021 and 2020 the Company:

•

Incurred approximately $60,000 and $45,000, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2021, and December 31, 2020, the Company had approximately $60,000 and $20,000, respectively, of unpaid commission costs due to Overlord.

As of March 31, 2021, and December 31, 2020, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the three months ended March 31, 2021, and 2020, the Company sold Biologics products to NBMJ in the amounts of approximately $13,327, and $978, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2021, and December 31, 2020, the Company has outstanding balances due from NBMJ of approximately $13,327 and zero, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2021, NBMJ has a past due balance of approximately $4,250.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2021, and 2020, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $7,920 and $31,657, respectively, which is reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations;

As of March 31, 2021, and December 31, 2020, the Company has outstanding balances due from Bass of approximately $8,729 and $20,117, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2021, Bass has a past due balance of approximately $8,729.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2021, and 2020, the Company incurred approximately $75,927 and $266,329, respectively, in commission costs to Sintu, which is reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statement of operations.

As of March 31, 2021, and December 31, 2020, the Company had approximately $219,491 and $163,567, respectively, of unpaid commission costs due to Sintu.

Tiger Orthopedics, LLC

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2021, and 2020, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $502 and $32,600, respectively, which is reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations;

As of March 31, 2021, and December 31, 2020, the Company has outstanding balances due from Tiger of approximately $502 and zero, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2021, there is no past due balance.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the three months ended March 31, 2021 and 2020, the Company purchased approximately $180,397 and $220,919 respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of March 31, 2021, and December 31, 2020, the Company had outstanding balances owed to Modal of approximately $598,293 and $417,897, respectively. This is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2021, the Company had a past due balance of approximately $426,030 owed to Modal.

Note 13. Subsequent Events

In preparing these interim unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12, 2021, the date the interim unaudited condensed consolidated financial statements were available to be issued.

On April 30, 2021, the Company’s management obtained a waiver from Amegy Bank with respect to the event of default for the three months ended March 31, 2021. On May 4, 2021, the Company and Amegy Bank executed the Seventh Amendment to the RLOC, extending the termination date of the RLOC until November 4, 2021. (See Note 5, “Senior Secured Revolving Credit Facility.”)

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (our “Financial Statements”), the audited consolidated financial statements of our Company and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2021.

Overview

We are a manufacturer and national distributor of medical devices. We provide a broad portfolio of orthopedic implants including:

•	Foot and Ankle: internal and external fixation products;
•	Orthopedics: upper and lower extremity plating and total joint reconstruction implants;
•	Sports Medicine: soft tissue fixation and augmentation for sports medicine procedures;
•	Spine: full spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, we refer to these bulleted products as Orthopedic Implants).

We also provide a wide array of osteo-biologics and regenerative tissues, which include human allografts, substitute bone materials, tendons, and amniotic tissues and fluids, which we refer to as (Biologics).

All of our medical devices are cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are an FDA-registered medical device specification developer and repackager/relabeler, and manufacturer of record, (a “Manufacturer”). We are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices and related intellectual property.

First Quarter 2021 Update

International Sales

During the first quarter of 2021, we expanded internationally into Australia with sales of our Fuse TyPEEK™ Titanium coated spinal interbodies, which are used in spinal fusion surgical procedures.  We view the Australian market as the ideal opportunity to begin our global expansion. In addition to our spinal implants, we have internal fixation implants for extremities that are currently cleared for the Australian marketplace as well. We are evaluating additional CE marked products in our portfolio for Australia, as well as European markets.

Impact of Coronavirus

During the first quarter of 2020, the novel coronavirus SARS-CoV-2 global pandemic ("COVID-19") significantly impacted the global economy. The impact has been profound, has continued in April 2021 and is likely to persist for months to come.

Since the first quarter of 2020, in response to COVID-19, the Governor of Texas has declared several executive orders limiting elective surgeries based on hospital facility capacity. During January 2021, certain of our hospital facility customers temporarily restricted elective surgeries. Generally, these surgical cases were deferred and rescheduled to subsequent months.

Severe Weather Conditions

During February 2021, the state of Texas experienced record-breaking winter weather which resulted in dangerous road conditions, widespread power outages, water outages and contamination of the water supply, causing significant disruptions through-out Texas, including our corporate office and distribution center for several days.

In response to the dangerous weather conditions, our executive management team immediately focused on the health and wellbeing of our employees, allowing employees to work from home to avoid driving to our offices. Our management also worked to minimize the impact on our customers by rescheduling and coordinating new surgery dates. We resumed full operations on March 1, 2021 and have worked to address the surgical caseload, sales support, and administrative functions backlog. Generally, surgical Cases canceled due to the severe weather have been rescheduled to subsequent weeks.

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

Retail. Under our retail distribution model, (“Retail Model”), we sell directly to our end customers, which consist of hospitals and medical facilities, utilizing (i) our full-time sales representatives whom we employ or engage as independent contractors and (ii) independent sales representatives who work on a non-exclusive basis. In both instances, we pay the sales representative a commission with respect to sales made by the representative. We refer to sales through our Retail Model as Retail Cases..

Wholesale. Under our wholesale distribution model, (“Wholesale Model”), we sell our products directly to independent distributors rather than to hospitals and medical facilities who are the ultimate end customer. We do not pay or receive commissions from any sales by the independent distributor to the end customer. We refer to sales through our Wholesale Model as Wholesale Cases..

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

Pricing Pressures

Pricing pressure has increased in our industry due to (i) continuous consolidation among healthcare providers, (ii) trends toward managed healthcare, (iii) increased government oversight of healthcare costs, and (iv) new laws and regulations that address healthcare reimbursement and pricing. Pricing pressure, reductions in reimbursement levels or coverage, or other cost containment measures can significantly impact our business, future operating results, and financial condition.

To offset pricing pressure, we employ strategies to maximize revenue per Case. For the three months ended March 31, 2021 and 2020, our average revenues per Case were $5,041 and $4,980, respectively. Our strategy to emphasize our Retail Model proved successful as

Retail Cases represented approximately 90% of revenue for the first quarter of 2021, or an approximate 1% increase over the same quarter of 2020.

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

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements beginning on page F-1 and found elsewhere in this report and in our 2020 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

There have been no material changes to our critical accounting policies during the period covered by this report.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies,” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our interim unaudited condensed consolidated statements of operations, along with a percentage of net revenues.

	For the Three Months Ended
	March 31, 2021	(% Rev)	March 31, 2020	(% Rev)
Net revenues	$4,440,759	100%	$4,636,503	100%
Cost of revenues	1,853,865	42%	1,982,896	43%
Gross profit	2,586,894	58%	2,653,607	57%
Operating expenses:
Selling, general, administrative, and other	1,435,310	32%	2,480,771	54%
Commissions	1,564,753	35%	1,391,117	30%
Depreciation and amortization	16,794	0%	29,983	1%
Total operating expenses	3,016,857	68%	3,901,871	84%
Operating loss	(429,963)	-10%	(1,248,264)	-27%
Other expense
Interest expense	19,000	0%	31,001	1%
Total other expense	19,000	0%	31,001	1%
Operating loss before tax	(448,963)	-10%	(1,279,265)	-28%
Income tax expense	4,360	0%	4,734	0%
Net loss	$(453,323)	-10%	$(1,283,999)	-28%

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Net Revenues

For the three months ended March 31, 2021, net revenues were $4,440,759 compared to $4,636,503 for the three months ended March 31, 2020, a decrease of $195,744 or approximately 4.2%.

For the three months ended March 31, 2021, Retail Cases decreased by approximately 6% compared to the three months ended March 31, 2020, and revenues from Retail Cases decreased by approximately 3% compared to revenues from Retail Cases for the three months ended March 31, 2020. Revenues from Retail Cases as a percentage of total revenues increased to 90% of revenues for the three months ended March 31, 2021, from 89% of revenues for the three months ended March 31, 2020. We believe the increase in revenue from Retail Cases as a percent of total revenues reflects the execution of our strategies to shift more of our business to higher margin Retail Cases through improvement of our supply chain management. Therefore, wholesale revenue as a percent of total revenue has decreased.

Additionally, as discussed above in “Severe Weather Conditions”, we believe the severe weather conditions that we experienced in February 2021 had a material impact on our first quarter revenues for 2021, as approximately 80 Cases had to be deferred as a result of severe weather conditions.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. We intend to increase our Retail Case volume by increasing sales volumes with our existing retail customer base as well as on-boarding new surgeons, distributors, and retail customers.

Cost of Revenues

For the three months ended March 31, 2021, our cost of revenues was $1,853,865, compared to $1,982,896 for the three months ended March 31, 2020, representing a decrease of $129,031, or approximately 6.5%.

As a percentage of revenues, cost of revenues decreased 1% percentage points to approximately 42% for the three months ended March 31, 2021, compared to approximately 43% for the three months ended March 31, 2020.   As a percentage of net revenues, the decrease of approximately 1% primarily resulted from (a)(i) a decrease of 6.4% in inventory shrink, (ii) a 0.3% reduction in cost of revenues product mix; offset, in part, by (b)(i) an increase of 3.6% in the inventory loss provision for slow-moving and obsolescence, (ii) an increase of 1.8% for medical instruments purchased based on new product development and (iii) an increase of approximately 0.3% of purchase price variance and shipping costs, net.

Gross Profit

For the three months ended March 31, 2021, we generated a gross profit of $2,586,894, compared to $2,653,607 for the three months ended March 31, 2020, representing a decrease of $66,713, or approximately 2.5%.

As a percentage of revenues, gross profit increased approximately 1% for the three months ended March 31, 2021 compared to 2020. The components of gross profit varied and included primarily, (a)(i) an increase of 3.6% in the inventory loss provision for slow-moving and obsolescence, (ii) an increase of 1.8% for medical instruments purchased based on new product development, (iii) an increase of approximately 0.3% of purchase price variance and shipping costs, net, offset, in part, by (b)(i) a decrease of 6.4% in inventory shrink and (ii) a 0.3% reduction in cost of revenues product mix.

Selling, General, Administrative, and Other Expenses

For the three months ended March 31, 2021, selling, general, administrative, and other expenses (“SG&A”) decreased to $1,435,310 from $2,480,771 for the three months ended March 31, 2020, representing a decrease of $1,045,461 or approximately 42.1%.

As a percentage of net revenues, SG&A accounted for approximately 32% for the three months ended March 31, 2021, and 54% for the three months ended March 31, 2020. As a percentage of net revenues, the decrease of approximately 22% primarily resulted from (a)(i) a decrease of 12.8% in bad debt expense; (ii) a 4.2% decrease in leased staffing costs; (iii) a 2.4% reduction in professional fees relating to audit, legal and consulting expenses; (iv) a decrease of 1.2% for employee expense reimbursements related to business development and travel costs; and (v) a 0.9% reduction in stock-based compensation.

Commissions

For the three months ended March 31, 2021, and 2020, commission expense was $1,564,753 and $1,391,117, respectively, representing an increase of $173,636, or approximately 12.5%.

As a percentage of net revenues, commission expense accounted for approximately 35% for the three months ended March 31, 2021, and approximately 30% for the three months ended March 31, 2020. This approximate 5% increase primarily resulted from (a)(i) an approximate 9% increase in average commission rates; offset, in part, by (b)(i) the approximate 4% decrease in revenues eligible for commissions.

Depreciation and amortization

For the three months ended March 31, 2021, our depreciation expense decreased to $16,794 from $29,983 for the three months ended March 31, 2020, representing a decrease of $13,189. This decrease is the result of (i) an approximate $7,722 reduction in amortization of intangible assets, and (ii) an approximate $5,467 reduction in depreciation expense as relating to investment in IT infrastructure such as additional and replacement user workstations.

Interest

For the three months ended March 31, 2021, interest expense decreased to $19,000 from $31,001 for the three months ended March 31, 2020, which is a decrease of $12,001, or approximately 38.7%. The increase is primarily due to a reduction in average borrowings on our RLOC with Amegy Bank, and a decrease in the interest rate on the RLOC.

Tax

For the three months ended March 31, 2021, and 2020 we recorded an income tax expense of $4,360 and $4,734.  For additional information, please see Note 10, “Income Taxes,” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1.

Net Loss

For the three months ended March 31, 2021, we had a net loss of $453,323 compared to a net loss $1,283,999 for the three months ended March 31, 2020, respectively, representing a reduction in net loss of $830,676 or a reduction of approximately 64.7%. The drivers for our reduction in net loss for the three months ended March 31, 2021 were (a)(i) a decrease of $1,045,461 in SG&A and other expense, (ii) a $129,031 reduction in cost of revenue, (iii) a $13,189 reduction in depreciation and amortization (iv) a $12,001 decrease in interest expense (v) a decrease in tax expense of $374; offset, in part, by (b)(i) a $195,744 reduction in net revenues, and  (ii) a $173,636 increase in commissions.

Cash Flows

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$55,335	$(76,104)
Net cash used in investing activities	-	(20,757)
Net cash provided by (used in) financing activities	175,000	(249,181)
Net increase (decrease) in cash and cash equivalents	$230,335	$(346,042)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2021, net cash provided by operating activities was $55,335 compared to net cash used in operations of $76,104 for the three months ended March 31, 2020, representing an increase of $131,439.

The increase provided by operating activities of $131,439 primarily resulted from: (a)(i) a $652,045 increase in cash provided by accrued expenses; (ii) a $403,453 increase in cash provided by the net loss adjusted for non-cash items;  (iii) a $322,948 reduction in cash used for long term accounts receivable; (iv) a $269,677 increase in cash provided by accounts payable; (v) a $7,187 reduction in cash used for prepaid expenses and other current assets; offset, in part, by (b)(i) a $824,102 increase in cash used for inventories; and (ii) a $699,769 decrease in cash provided by accounts receivable.

Net Cash Used in Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was zero. For the three months ended March 31, 2020 net cash used in investing activities was $20,757, primarily related to the purchase of property and equipment, such as new and replacement user workstations and equity incentive tracking and reporting system.

Net Cash Used in Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $175,000, compared to $249,181 used in financing activities for the three months ended March 31, 2020. For both periods, the amount of net cash used in financing activities was driven by the net activity on our RLOC. The increase in net cash provided by financing activities between March 31, 2021 and 2020 was primarily related to increased borrowings and reduced payments on our RLOC.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of March 31, 2021, our current assets exceeded our current liabilities by $4,970,339 (our “Working Capital”), which includes $1,417,793 in cash and cash equivalents. We believe cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

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

On September 21, 2018, we executed the First Amendment to the RLOC with Amegy Bank. The First Amendment (i) waived our events of default under the RLOC through the fiscal quarter ended September 30, 2018, and (ii) added a covenant that we achieve quarterly net income of $700,000 or more for the fiscal quarter ending on September 30, 2018.

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

On May 9, 2019, we executed the Third Amendment to the RLOC with Amegy Bank. Pursuant to the Third Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced the borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that we will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019 and (vi) rescinded the loan sweep feature, requiring us to give notice of each requested loan by delivery of advance request to Amegy Bank.

On December 18, 2019, we executed the Fourth Amendment to the RLOC with Amegy Bank. Pursuant to the Fourth Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $2,750,000, (iii) reduced and limited the annual salary of our Chairman of the Board and President, Mr. Brooks, to not exceed $550,000, (iv) amended the financial covenants to state that we will not permit EBITDA to be less than $600,000 for the fiscal quarter ending December 31, 2019 and $125,000 for the fiscal quarter ending March 31, 2020, (v) extended the termination date of the RLOC to May 4, 2020, and (vi) provides for our Chairman of the Board and President to personally guarantee one-hundred percent (100%) of the outstanding RLOC amount.

On May 21, 2020, we executed the Fifth Amendment to our RLOC with Amegy Bank. Pursuant to the Fifth Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) amended the financial covenants to state that we will not permit EBITDA to be less than $25,000 for the trailing six months ended September 30, 2020, and (iii) extended the termination date of our RLOC until November 4, 2020.

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

We were not in compliance with the trailing twelve months minimum quarterly EBITDA requirement of $600,000 as of March 31, 2021. On April 30, 2021, we obtained a waiver from Amegy Bank with respect to the event of default. On May 4, 2021, we executed the Seventh Amendment to the RLOC with Amegy Bank, extending the termination date of the RLOC until November 4, 2021. (See Note 5, “Senior Secured Revolving Credit Facility” and Note 13, “Subsequent Events” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

We rely on our RLOC for capital expenditures and other day-to-day Working Capital needs. As of May 6, 2021, we had approximately $1,613,049 in available cash, and $335,299 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

Payroll Protection Program

On April 15, 2020, we received a PPP Loan of approximately $361,400 under the PPP of the CARES Act. Proceeds from the PPP Loan were used to cover documented payroll, mortgage interest, rent, and utility costs over a twenty-four (24) week period. The PPP Loan is eligible to be forgiven under the terms of the PPP Loan under certain circumstances. The PPP Loan matures April 11, 2022 with interest accruing at 1%. There are no collateral requirements or prepayment penalties associated with the PPP Loan. We have applied for forgiveness and expect the PPP Loan to be forgiven during 2021

EIDL Loan

On May 12, 2020, we executed the EIDL Loan in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the SBA Loan Agreement, the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. The EIDL Loan is reflected in long term liabilities in our accompanying interim unaudited condensed consolidated balance sheets. In connection therewith, we received a $10,000 advance, which does not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in our accompanying interim unaudited condensed consolidated statements of operations.

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

Capital Expenditures

For the three months ended March 31, 2021, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2021, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) promulgated under the Exchange Act) as of March 31, 2021.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

We were not in compliance with the trailing twelve months minimum quarterly EBITDA requirement of $600,000 as of March 31, 2021. On April 30, 2021, we obtained a waiver from Amegy Bank with respect to the event of default. On May 4, 2021, we executed the Seventh Amendment to the RLOC with Amegy Bank, extending the termination date of the RLOC until November 4, 2021. (See Note 5, “Senior Secured Revolving Credit Facility” and Note 13, “Subsequent Events” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

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

10.1*

Limited Waiver and Seventh Amendment to Amended and Restated Business Loan Agreement dated May 4, 2021, by and between Zions Bancorporation, N.A. (dba Amegy Bank) and Fuse Medical, Inc. and CPM Medical Consultants, LLC.

10.2*	Amendment to the Stocking and Subdistribution Agreement dated April 22, 2021, by and between Texas Overlord, LLC and CPM Medical Consultants, LLC.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: May 12, 2021	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)