Form 10-Q
period 2021-06-30
Fuse Medical, Inc.
filed 2021-08-12
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 5, 2021, 73,124,458 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,356,876	$1,187,458
Accounts receivable, net of allowance of $941,283 and $787,766, respectively	3,051,935	4,427,896
Inventories, net of allowance of $2,644,223 and $3,077,728, respectively	8,312,711	6,981,413
Prepaid expenses and other current assets	61,098	24,203
Total current assets	12,782,620	12,620,970
Property and equipment, net	10,799	17,791
Long term accounts receivable, net of allowance of $3,275,276 and $2,615,834, respectively	2,129,026	1,669,510
Intangible assets, net	1,112,814	1,138,080
Goodwill	1,972,886	1,972,886
Total assets	$18,008,145	$17,419,237
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$4,304,891	$3,236,592
Accrued expenses	2,819,523	2,584,734
Convertible notes payable - related parties	150,000	150,000
Paycheck Protection Program Loan	-	361,400
Economic Injury Disaster Loan - short term portion	4,459	2,241
Senior secured revolving credit facility	913,352	913,352
Total current liabilities	8,192,225	7,248,319
Notes payable - related parties	200,000	200,000
Economic Injury Disaster Loan - long term portion	145,541	147,759
Earn-out liability	11,936,000	11,936,000
Total liabilities	20,473,766	19,532,078
Commitments and contingencies	—	—
Stockholders' equity (accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,124,458 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	731,245	731,245
Additional paid-in capital	1,370,245	1,184,222
Accumulated deficit	(4,567,111)	(4,028,308)
Total stockholders' equity (accumulated deficit)	(2,465,621)	(2,112,841)
Total liabilities and stockholders' equity (accumulated deficit)	$18,008,145	$17,419,237

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$5,665,015	$4,010,666	$10,105,774	$8,647,169
Cost of revenues	2,219,608	1,796,663	4,073,473	3,779,559
Gross profit	3,445,407	2,214,003	6,032,301	4,867,610
Operating expenses:
Selling, general, administrative and other	2,021,576	1,161,476	3,456,887	3,642,247
Commissions	1,834,372	1,420,239	3,399,125	2,811,356
Depreciation and amortization	15,465	30,752	32,258	60,735
Total operating expenses	3,871,413	2,612,467	6,888,270	6,514,338
Operating loss	(426,006)	(398,464)	(855,969)	(1,646,728)
Other (income) expense:
Interest expense	16,048	24,021	35,048	55,022
Gain on Payroll Protection Loan extinguishment	(361,400)	-	(361,400)	-
Total other (income) expense	(345,352)	24,021	(326,352)	55,022
Net loss before tax	(80,654)	(422,485)	(529,617)	(1,701,750)
Income tax benefit	4,826	946	9,186	5,680
Net loss	$(85,480)	$(423,431)	$(538,803)	$(1,707,430)
Net loss per common share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding - basic	70,221,566	70,221,566	70,221,566	70,221,566

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)
Stock compensation expense	-	-	115,948	-	115,948
Net loss	-	-	-	(453,323)	(453,323)
Balance, March 31, 2021	73,124,458	731,245	1,300,170	(4,481,631)	(2,450,216)
Stock compensation expense	-	-	70,075	-	70,075
Net loss	-	-	-	(85,480)	(85,480)
Balance, June 30, 2021	73,124,458	731,245	1,370,245	(4,567,111)	(2,465,621)

____________________________________________________________________________________________________________

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)
Stock compensation expense	-	-	162,656	-	162,656
Net loss	-	-	-	(1,283,999)	(1,283,999)
Balance, March 31, 2020	73,124,458	731,245	805,091	(3,879,812)	(2,343,476)
Stock compensation expense	-	-	164,442	-	164,442
Net loss	-	-	-	(423,431)	(423,431)
Balance, June 30, 2020	73,124,458	731,245	969,533	(4,303,243)	(2,602,465)

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(538,803)	$(1,707,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,258	60,735
Stock based compensation	186,023	327,098
Provision for bad debts and discounts	153,517	186,359
Provision for long term accounts receivable	659,442	604,194
Provision for slow moving inventory	(433,505)	(621,604)
Gain on Payroll Protection Program Loan extinguishment	(361,400)	-
Changes in operating assets and liabilities:
Accounts receivable	1,222,444	2,076,373
Inventories	(897,793)	1,425,600
Prepaid expenses and other current assets	(36,895)	(47,902)
Long term accounts receivable	(1,118,958)	(1,510,486)
Accounts payable	1,068,299	(513,268)
Accrued expenses	234,789	(238,198)
Net cash provided by operating activities	169,418	41,471

Cash flows from investing activities
Purchase of property and equipment	-	(20,757)
Net cash (used in) investing activities	-	(20,757)

Cash flows from financing activities
Payments on senior secured revolving credit facility, net	-	(664,149)
Proceeds from Paycheck Protection Program	-	361,400
Proceeds from Economic Injury Disaster Loan	-	150,000
Proceeds from related party promissory notes	-	200,000
Net cash provided by (used in) financing activities	-	47,251

Net increase (decrease) in cash	169,418	67,965
Cash and cash equivalents - beginning of period	1,187,458	1,099,310
Cash and cash equivalents - end of period	$1,356,876	$1,167,275
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,235	$40,018

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

The condensed consolidated balance sheet information as of December 31, 2020, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2020 Annual Report.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Long term accounts receivable, net of allowance was previously reported as a component of current assets as accounts receivable, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets. Long term accounts receivable reflects surgical cases where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays the Company’s invoice which payment is generally greater than 365 day from date of service. The LOP provides medical providers with greater certainty of full payment. This reclassification had no effect on the previously reported total assets or net loss.

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

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the six months ended June 30, 2021 and 2020, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods.

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

The Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was increased by $290,635 from $11,645,365 to $11,936,000 in 2020 and reduced by $1,936,164 from $13,581,529 to $11,645,365 in 2019 and reflected as “Change in fair value of contingent purchase consideration” on our Consolidated Financial Statements on the 2020 Annual Report.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There was no change in the Earn-Out liability for the six months ended June 30, 2021 and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2020. The required earnings thresholds have not been met from inception of the agreements through June 30, 2021, and as such, there have been no payments required for either the base or bonus Earn-Out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at June 30, 2021 and December 31, 2020.  The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from inception through June 30, 2021.  As of June 30, 2021 and December 31, 2020, there were deposits of $910,278 and $761,671, respectively, greater than federally insured limits.

Accounts Receivable, Net of Allowance

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

Inventories, Net of Allowance

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) which includes an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials, tendons, as well as amniotic tissues (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. The Company reviews long-lived assets for impairment annually or whenever changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

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

Goodwill and Other Intangible Assets, Net

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

Accounting Standards Update (“ASU”) 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of June 30, 2021.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Category
Retail	$5,159,510	$3,604,578	$9,143,388	$7,732,441
Wholesale	505,505	406,088	962,386	914,728
Total	$5,665,015	$4,010,666	$10,105,774	$8,647,169

Cost of Revenues

Cost of revenues consists of (i) cost of goods sold, (ii) freight and shipping costs for items sold to customers, (iii) cost of storage, (iv) investment in medical instruments, which are expensed when acquired, (v) inventory shrink, and (vi) an estimate for slow-moving and expired inventory, and inventory obsolescence.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors, and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro-rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued, both effective and not yet effective.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company presently leases office space on a month to month basis as described in Note 12 “Related Party Transactions”.  As such, the adoption of the standard was not material.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Computer equipment and software	$26,504	$49,918
Office equipment	-	-
Property and equipment costs	26,504	49,918
Less: accumulated depreciation	(15,705)	(32,127)
Property and equipment, net	$10,799	$17,791

Depreciation expense for the three months ended June 30, 2021 and 2020 was $2,832 and $10,397, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $6,992 and $20,025, respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	June 30, 2021	December 31, 2020	Amortization period (years)
Non-compete agreements	$-	$-
510(k) product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,260,199	1,260,199
Less: accumulated amortization	(147,385)	(122,119)
Intangible assets, net	1,112,814	1,138,080
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended June 30, 2021 and 2020 was $12,633 and $20,355, respectively. Amortization expense for the six months ended June 30, 2021 and 2020, was $25,266 and $40,710.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On May 9, 2019, the Company executed the Third Amendment to the RLOC with Amegy Bank (the “Third Amendment”). Pursuant to the Third Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $3,500,000, (iii) reduced the limit of credit card exposure to $500,000, (iv) reduced borrowing base component of Inventory to 30%, (v) amended the financial covenants to state that the Company will not permit EBITDA to be less than $100,000 for the fiscal quarter ending June 30, 2019 and $500,000 for the fiscal quarter ending September 30, 2019, and (vi) rescinded the Loan Sweep Feature, requiring the Company to give notice of each requested loan by delivery of Advance Request to Amegy Bank.

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

In conjunction with executing the Fifth Amendment to the RLOC, the Company obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, the Company borrowed $180,000 from NC 143 Family Holdings, LP, (“NC 143”), and $20,000 from Reeg Medical Industries (“RMI”), in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

 On November 12, 2020, the Company executed a Sixth Amendment to the RLOC with Amegy Bank (the “Sixth Amendment”), which extended the termination date of our RLOC to May 4, 2021.

On May 4, 2021, the Company executed a Seventh Amendment to the RLOC with Amegy Bank (the “Seventh Amendment”), waiving the events of default for the three months ended March 31, 2021 and extending the termination date of the RLOC until November 4, 2021.

The Company was not in compliance with the minimum quarterly EBITDA requirement for the twelve months ended June 30, 2021. (For more information, please see Note 13, “Subsequent Events”)

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The outstanding balance of the RLOC was  $913,352 at June 30, 2021 and December 31, 2020. Interest expense incurred on the RLOC was $11,363 and $15,363 for the three months ended June 30, 2021 and 2020, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. Interest expense incurred on the RLOC was $21,223 and $39,633 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest on the RLOC at June 30, 2021 and December 31, 2020 was $2,936 and $2,947, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. At June 30, 2021, the effective interest rate was 4.1%.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for convertible promissory notes (the “Notes”) bearing ten percent (10%) interest per annum until December 31, 2016, the maturity date, and eighteen percent (18%) interest per annum for periods subsequent to the maturity date. The Notes remain outstanding and principal and interest are due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share.

On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured, and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

During the three months ended June 30, 2021 and 2020, interest expense of $6,857 and $ 6,732, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, interest expense of $13,639 and $13,463, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, accrued interest was $127,143 and $113,503, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 7 – Paycheck Protection Program

On April 11, 2020, the Company received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan was scheduled to mature on April 11, 2022, had a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the PPP. The Company applied for and received forgiveness for the total amount of the PPP Loan during the second quarter of 2021.

For the three months ended June 30, 2021, and 2020, the Company incurred approximately zero and $900 in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. For the six months ended June 30, 2021, and 2020, the Company incurred approximately zero and $900 in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, accrued interest was approximately zero and $2,720, respectively, related to the PPP Loan, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 8 – Economic Injury Disaster Loan

On May 12, 2020, the Company executed the standard loan documents (“SBA Loan Agreement”) required for securing a loan from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan”). Pursuant to the SBA Loan Agreement, the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. The EDIL Loan is reflected in long term liabilities in the Company’s accompanying interim unaudited condensed

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated balance sheets. In connection therewith, the Company received a $10,000 advance, which does not have to be repaid and is reflected as an offset in selling, general, administrative and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

EIDL Loan interest expense incurred for the three months ended June 30, 2021 and 2020 was approximately $1,460 and $940, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. EIDL Loan interest expense incurred for the six months ended June 30, 2021 and 2020 was approximately $2,906 and $940, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. Accrued interest on the EIDL Loan at June 30, 2021 and December 31, 2020 was $6,697 and $3,791, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 9. Stockholders’ Equity

Stock-Based Compensation

The 2018 Amended and Restated Equity Incentive Plan of Fuse Medical, Inc. (“2018 Equity Plan”) is the Company’s stock-based compensation plan, which the Company’s Board of Directors (the “Board”) adopted on April 5, 2017, and subsequently amended and restated on December 13, 2018. The 2018 Equity Plan provides for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards, and restricted stock awards to employees, directors, consultants, and advisors. Awards granted pursuant to the 2018 Equity Plan are subject to a vesting schedule set forth in individual agreements.

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

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three and six months ended June 30, 2021, and 2020. For the three months ended June 30, 2021 and 2020 the Company amortized $70,075 and $164,443, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. For the six months ended June 30, 2021 and June 30, 2020 the Company amortized $186,023 and $327,098, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.  The Company will recognize $94,742  as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock option activity for the six months ended June 30, 2021, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2020	2,595,000	$0.65	5.92	$56,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(50,000)	0.75	-	-
Expired	-	-	-	-
Balance outstanding at June 30, 2021	2,545,000	$0.65	5.38	$35,000
Exercisable at June 30, 2021	2,245,000	$0.66	5.06	$35,000

 Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of June 30, 2021, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in an RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in an RSA Agreement), within the Acceleration Notice Period (as defined in an RSA Agreement).

As of June 30, 2021, and 2020, it was not probable that the performance conditions on the outstanding RSAs would be met, therefore, no expense has been recorded for these awards for the three and six months ended June 30, 2021 and 2020.

There were no RSA’s that were granted, exercised, or forfeited during the six months ended June 30, 2021.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	2,902,892	$1,382,800	$0.48
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, June 30, 2021	2,902,892	$1,382,800	$0.48

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense are as follows:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Current:
Federal	$-	$-
State	9,186	5,680
	9,186	5,680
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax expense	$9,186	$5,680

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	June 30, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$925,849	$786,751
Accounts receivable	197,669	165,431
Compensation	519,839	480,774
Inventory	555,257	588,966
Other	12,831	5,083
Total deferred tax assets	2,211,445	2,027,005
Deferred tax liabilities:
Intangibles	(202,762)	(206,723)
Property and equipment	(2,267)	(3,736)
Total deferred tax liabilities	(205,029)	(210,459)
Deferred tax assets, net	$2,006,416	$1,816,546
Valuation allowance:
Beginning of year	(1,816,546)	(1,529,584)
Increase during the year	(189,870)	(286,962)
Ending balance	(2,006,416)	(1,816,546)

Net deferred tax asset	$-	$-

 A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance totaling $189,870 for the six months ended June 30, 2021 due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of June 30, 2021 was $2,006,416.

At June 30, 2021, the Company estimates it has approximately $7,372,870 of net operating loss carryforwards, of which $3,863,299 will expire during 2021 through 2037. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,963,968 of net operating loss carryforwards, therefore, the deferred net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

The Company’s management believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of June 30, 2021, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of June 30, 2021.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Gain on Paycheck Protection Loan	14.5%	0.0%
Permanent differences	0.0%	0.0%
State and local income taxes, net of federal benefit	-1.4%	-0.3%
Change in deferred tax asset valuation allowance	-35.9%	-21.1%
Effective tax rate	-1.8%	-0.4%

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our effective income tax rates for the six months ended June 30, 2021 and 2020 were (1.8%) and (0.4%), respectively. The decrease from the prior period was driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the six months ended June 30, 2021 and 2020, the following significant customer had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Customer 1	17.05%	16.58%
Totals	17.05%	16.58%

At June 30, 2021, and December 31, 2020, there were no customers that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable.

For the six months ended June 30, 2021 and 2020, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Supplier 1	21.90%	22.00%
Supplier 2	12.00%	12.10%
Supplier 3 - related party	6.80%	11.30%
Totals	40.70%	45.40%

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

For the six months ended June 30, 2021 and 2020, the Company paid approximately $84,000 and $84,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of June 30, 2021, AmBio operations support approximately 44 full time equivalents (“FTE”). Of those 44 FTEs, 38 FTEs directly support the Company, and 6 FTEs support the operations of other companies.

As of June 30, 2021 and December 31, 2020, the Company owed amounts to AmBio of approximately $157,774 and $154,051, respectively, which are reflected in accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the six months ended June 30, 2021 and June 30, 2020, the Company paid approximately $93,000  and $89,000, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the six months ended June 30, 2021 and 2020, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $1,400 and $30,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately $1,718,298 and $1,318,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2021 and December 31, 2020, the Company had approximately $988,386 and zero, respectively, of unpaid commission costs due to MedUSA, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the Company had outstanding balances due from MedUSA of approximately $243,343 and $398,151, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the six months ended June 30, 2021 and 2020, the Company:

•

incurred approximately $120,000 and $75,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2021 and December 31, 2020, the Company had approximately $40,000 and zero of unpaid commissions costs owed to Overlord, which are reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the six months ended June 30, 2021 and 2020, the Company sold Biologics products to NBMJ in the amounts of approximately $71,381, and $12,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2021 and December 31, 2020, the Company had $41,757 and zero in outstanding balances due from NBMJ. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2021 and 2020, the Company:

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $23,227 and $44,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately zero and $16,000, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2021 and December 31, 2020, the Company had outstanding balances due from Bass of approximately $12,215 and $20,117, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2021 and 2020, the Company incurred approximately $209,089 and $279,000, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2021, and December 31, 2020, the Company had approximately $269,022 and zero, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2021 and June 30, 2020, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $502 and $39,000, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the six months ended June 30, 2021 and 2020, the Company purchased approximately $368,443 and $318,000, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the Company had outstanding balances owed to Modal of approximately $736,340 and $417,897, respectively. These amounts are reflected in accounts payable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2021.

On August 4, 2021, the Company received a waiver from Amegy Bank, waiving the events of default for the minimum quarterly EBITDA requirements for the twelve months ended June 30, 2021. (See Note 5, “Senior Secured Revolving Credit Facility”)

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and the related notes included in this report for the periods presented (our “Financial Statements”), our audited consolidated financial statements and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

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

We also provide a wide array of osteo-biologics and regenerative tissues, which include human allografts, substitute bone materials, tendons, and amniotic tissues, which we refer to as Biologics.

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

Second Quarter 2021 Update

Impact of Coronavirus

Beginning in the first quarter of 2020, the novel coronavirus SARS-CoV-2 global pandemic ("COVID-19") has significantly impacted Texas, the United States and global economies. The COVID-19 pandemic has significantly affected our customers, employees, and business operations. In Texas and in the United States generally, the pandemic has led to the cancellation or deferral of elective surgeries and procedures with certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of businesses. Since the first quarter of 2020, in response to COVID-19, the Governor of Texas has declared several executive orders limiting elective surgeries based on hospital facility capacity. During January 2021, certain of our hospital facility customers temporarily restricted elective surgeries. Generally, these surgical cases were deferred and rescheduled to subsequent months.

At this time, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines is uncertain, particularly with respect to new variants of COVID-19 which have emerged and will likely continue to, emerge.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during 2021 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves in markets we serve, including from new variants of COVID-19, (ii) the comfort level of patients in returning to clinics and hospitals, (iii) the extent to which localized elective surgery shutdowns occur, (iv) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (v) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

Current Trends and Outlook

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Historically, we have experienced greater revenue and greater sales volume, as a percentage of revenue, during the last two calendar quarters of our fiscal year compared to the first two calendar quarters of the year. We believe this revenue trend is primarily due to the increase in elective surgeries during the last two quarters of the calendar year, which are partially satisfied by patient annual healthcare deductibles being met in those two quarters. We use this seasonality trend to assist us in enterprise-wide resource planning, such as purchasing and product inventory logistics, and human capital demands.

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

Retail. Under our retail distribution model (“Retail Model”), we sell directly to our end customers, which consist of hospitals and medical facilities, utilizing (i) our full-time sales representatives whom we employ or engage as independent contractors and (ii) independent sales representatives who work on a non-exclusive basis. In both instances, we pay the sales representative a commission with respect to sales made by the representative. We refer to sales through our Retail Model as Retail Cases.

Wholesale. Under our wholesale distribution model (“Wholesale Model”), we sell our products directly to independent distributors rather than to hospitals and medical facilities who are the ultimate end customer. We do not pay or receive commissions from any sales by the independent distributor to the end customer. We refer to our sales through our Wholesale Model as Wholesale Cases.

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

To offset pricing pressure, we employ strategies to maximize revenue per Case, which include locating and retaining new customers and increasing volume with existing customers. For the six months ended June 30, 2021 and 2020, our average revenues per Case were $5,013 and $5,123, respectively. Our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 91% of revenue for the second quarter of 2021, or an approximate 1% increase over the same quarter of 2020.

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

Results of Operations

The following table sets forth certain financial information from our interim unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Three Months Ended
	June 30, 2021	(% Rev)	June 30, 2020	(% Rev)
Net revenues	$5,665,015	100%	$4,010,666	100%
Cost of revenues	2,219,608	39%	1,796,663	45%
Gross profit	3,445,407	61%	2,214,003	55%
Operating expenses:
Selling, general, administrative and other expenses	2,021,576	36%	1,161,476	29%
Commissions	1,834,372	32%	1,420,239	35%
Depreciation and amortization	154,665	0%	30,752	1%
Total operating expenses	4,010,613	71%	2,612,467	65%
Operating loss	(426,006)	-8%	(398,464)	-10%
Other expense
Interest expense	16,048	0%	24,021	1%
Gain on Payroll Protection Program Loan extinguishment	(361,400)	-6%	-	0%
Total other expense	(345,352)	-6%	24,021	1%
Operating (loss) before tax	(80,654)	-1%	(422,485)	-11%
Income tax benefit	4,826	0%	946	0%
Net loss	$(85,480)	-2%	$(423,431)	-11%

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Net Revenues

For the three months ended June 30, 2021, net revenues were $5,665,015 compared to $4,010,666 for the three months ended June 30, 2020, which is an increase of $1,654,349, or approximately 41%. This increase was partly due to severe impact of COVID-19 on our prior year 2020 revenues.

For the three months ended June 30, 2021, the percent of Retail Cases remained unchanged compared to the three months ended June 30, 2020. Revenues from Retail Cases as a percent of revenues for the three months ended June 30, 2021, increased by 1% compared to revenues from Retail Cases as a percent of revenues for the three months ended June 30, 2020.

Our Wholesale Cases for the three months ended June 30, 2021, remained unchanged compared to Wholesale Cases during the three months ended June 30, 2020. Revenues from Wholesale Cases as a percent of revenues for the three months ended June 30, 2021, declined by 1% compared to revenues from Wholesale Cases as a percent of revenues for the period ended June 30, 2020.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. For the two remaining quarters of 2021, we will seek to increase our volume of Retail Case Sales to our existing retail customer base and add new retail customers.

Cost of Revenues

For the three months ended June 30, 2021, our cost of revenues was $2,219,608, compared to $1,796,663 for the three months ended June 30, 2020, representing an increase of $422,945, or approximately 24%.

As a percentage of revenues, cost of revenues decreased approximately six percentage points to approximately 39% for the three months ended June 30, 2021, compared to approximately 45% for the three months ended June 30, 2020. The decrease as a percentage of net revenues resulted from (a)(i) an approximate 3% increase in medical instrument expense, (a)(ii) an approximate 1% increase in cost of goods sold, offset, in part, by (b)(i) an approximate 10% decrease in inventory shrink and inventory loss provision.

Gross Profit

For the three months ended June 30, 2021, we generated a gross profit of $3,445,407, compared to $2,214,003 for the three months ended June 30, 2020, representing an increase of $1,231,404, or approximately 56%.

As a percentage of net revenue, gross profit increased approximately six percentage points to 61% for the three months ended June 30, 2021, compared to 55% for the three months ended June 30, 2020. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended June 30, 2021, selling, general, administrative, and other expenses increased to $2,021,576 from $1,161,476 for the three months ended June 30, 2020, representing an increase of $860,100, or approximately 74%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 36% and 29% for the three months ended June 30, 2021 and June 30, 2020, respectively. As a percentage of net revenue, the increase of approximately seven percentage points primarily resulted from (a)(i) an approximate ten percentage-point increase in provision for bad debt, (a)(ii) two percentage point increase in travel and entertainment and other costs, (a)(iii) an approximate one percentage point increase in leased staffing costs, offset, in part, by,  (a)(iii) an approximate three percentage point decline in stock-based compensation, and (b)(ii) an approximate three percentage-point decrease in professional expenses.

Commissions

For the three months ended June 30, 2021 and June 30, 2020, commission expense was $1,834,372 and $1,420,239, respectively, representing an increase of $414,133, or approximately 29%.

As a percentage of net revenues, commission expense accounted for approximately 32% for the three months ended June 30, 2021, and 35% for the three months ended June 30, 2020. This approximate three percentage-point decline primarily resulted from an approximate 2% decrease in average commissions rates and an approximate 1% decrease of revenues eligible for commissions.

Depreciation and amortization

For the three months ended June 30, 2021, our depreciation and amortization expense decreased to $15,466 from $30,752 for the three months ended June 30, 2020, representing a decrease of $15,286. This decrease was primarily the result of fixed assets becoming fully appreciated.

Interest

For the three months ended June 30, 2021, interest expense declined to $16,048 from $24,021 for the three months ended June 30, 2020, which is a reduction of $7,973, or approximately 33%. The decline of $7,973 was primarily driven by (a)(i) an approximate $4,081 decrease in interest related to increased borrowings on our RLOC, (a)(ii) an approximate $4,536 decrease related to accrued interest on our PPP Loan, offset, in part, by (b)(i) an approximate $521 increase related to accrued interest on our EIDL Loan, (b)(ii) an approximate $81 increase in interest costs caused by an increase in LIBOR market interest rates, and (b)(iii) an approximate $42 increase of accrued interest on our Subordinated Notes.

Income tax

For the three months ended June 30, 2021, we recorded an income tax expense of approximately $4,826, compared to $946, for the three months ended June 30, 2020. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Paycheck Protection Program Loan Forgiveness

For the three months ended June 30, 2021, we recorded a gain on the Paycheck Protection Program Loan extinguishment of $361,400, compared to zero, for the three months ended June 30, 2020. For additional information, please see Note 7, “Paycheck Protection Program,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the three months ended June 30, 2021, we had a net loss of $85,481 compared to a net loss of $423,431 for the three months ended June 30, 2020, respectively, representing a decrease in net loss of $337,950 or approximately 80%.

As a percentage of revenue, net loss represented approximately 2% and 11% for the three months ended June 30, 2021 and June 30, 2020, respectively.

The approximate nine percentage point decrease in net loss as a percentage of revenue was primarily attributable to (a)(i) an approximate six percentage point increase in gross profit, (a)(ii) an approximate six percentage point increase in the gain on extinguishment of debt, (a)(iii) an approximate three percentage point decrease in commissions, and (a)(iv) an approximate one percentage point decrease in depreciation and amortization,  offset, in part, by (b) an approximate seven percentage point increase in selling, general, administrative, and other expenses.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Six Months Ended
	June 30, 2021	(% Rev)	June 30, 2020	(% Rev)
Net revenues	$10,105,774	100%	$8,647,169	100%
Cost of revenues	4,073,473	40%	3,779,559	44%
Gross profit	6,032,301	60%	4,867,610	56%
Operating expenses:	-	0%	-	0%
Selling, general, administrative and other expenses	3,456,887	34%	3,642,247	42%
Commissions	3,399,125	34%	2,811,356	33%
Depreciation and amortization	32,258	0%	60,735	1%
Total operating expenses	6,888,270	68%	6,514,338	75%
Operating loss	(855,969)	-8%	(1,646,728)	-19%
Other expense	-	0%	-	0%
Interest expense	35,048	0%	55,022	1%
Gain on Payroll Protection Program Loan extinguishment	(361,400)	9%	-	0%
Total other expense	(326,352)	-3%	55,022	1%
Operating (loss) before tax	(529,617)	-5%	(1,701,750)	-20%
Income tax benefit	9,186	0%	5,680	0%
Net loss	$(538,803)	-5%	$(1,707,430)	-20%

Net Revenues

For the six months ended June 30, 2021, net revenues were $10,105,774 compared to $8,647,169 for the six months ended June 30, 2020, an increase of $1,458,605 or approximately 17%.

For the six months ended June 30, 2021, the percent of Retail Cases remained unchanged compared to the six months ended June 30, 2020. Revenues from Retail Cases as a percent of revenues for the six months ended June 30, 2021, increased by 1% compared to revenues from Retail Cases as a percent of revenues for the six months ended June 30, 2020.

Our Wholesale Cases for the six months ended June 30, 2021, remained unchanged compared to Wholesale Cases during the six months ended June 30, 2020. Revenues from Wholesale Cases as a percent of revenues for the six months ended June 30, 2021, declined by 1% compared to revenues from Wholesale Cases as a percent of revenues for the period ended June 30, 2020.

Cost of Revenues

For the six months ended June 30, 2021, our cost of revenues was $4,073,473, compared to $3,779,559 for the six months ended June 30, 2020, representing an increase of $293,914, or approximately 8%.

As a percentage of revenues, cost of revenues decreased approximately four percentage points to approximately 40% for the six months ended June 30, 2021, compared to approximately 44% for the six months ended June 30, 2020. The increase as a percentage of net revenues resulted from (a)(i) an approximate six percentage-point decline in inventory shrink and inventory loss provision, offset, in part, by (b)(i) an approximate two percentage point increase in medical instrument expense.

Gross Profit

For the six months ended June 30, 2021, we generated a gross profit of $6,032,301, compared to $4,867,610 for the six months ended June 30, 2020, representing an increase of $1,164,691, or approximately 24%.

As a percentage of net revenue, gross profit increased by approximately four percentage points to 60% for the six months ended June 30, 2021, compared to 56% for the six months ended June 30, 2020. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the six months ended June 30, 2021, selling, general, administrative, and other expenses decreased to $3,456,887 from $3,642,247 for the six months ended June 30, 2020, representing a decrease of $185,360, or approximately 5%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 34% and 42% for the six months ended June 30, 2021 and June 30, 2020, respectively. As a percentage of net revenue, the decrease of approximately eight percentage points primarily resulted from (a)(i) an approximate three percentage point decrease in professional expense, (a)(ii) an approximate two percentage point decline in leased staffing costs, (a)(iii) an approximate two percentage point decline in stock based compensation and (a)(iv) an approximate one percentage-point decline in the provision for bad debt.

Commissions

For the six months ended June 30, 2021 and June 30, 2020, commissions expense was $3,399,125 and $2,811,356, respectively, representing an increase of $587,769, or approximately 21%.

As a percentage of net revenues, commissions expenses accounted for approximately 34% for the six months ended June 30, 2021, and 33% for the six months ended June 30, 2020. This approximate one percentage-point increase primarily resulted from an approximate 1% increase in average commission rates.

Depreciation and amortization

For the six months ended June 30, 2021, our depreciation expense decreased to $32,258 from $60,735 for the six months ended June 30, 2020, representing a decrease of $28,477. This decrease was primarily the result of a reduction of fixed assets becoming fully appreciated.

Interest

For the six months ended June 30, 2021, interest expense decreased to $35,048 from $55,022 for the six months ended June 30, 2020, which is a decrease of $19,974, or approximately 36%. The decrease of $19,974 was primarily driven by (a)(i)  an approximate $1,967 increase related to accrued interest on our EIDL Loan, and (a)(ii) an approximate $92 accrued interest on our Subordinated Notes, offset, in part, by (b)(i) an approximate $14,963 decrease in interest related to increased borrowings on our RLOC, and (b)(ii) an approximate $3,624 decrease related to accrued interest on our PPP Loan, and (b)(iii) an approximate $3,446 reduction in interest costs caused by an declines in the LIBOR market interest rates.

Income tax

For the six months ended June 30, 2021, we recorded an income tax expense of approximately $9,186 compared to $5,680, for the six months ended June 30, 2020. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Paycheck Protection Program Loan Forgiveness

For the six months ended June 30, 2021, we recorded a gain on the Paycheck Protection Program Loan extinguishment of $361,400, compared to zero, for the six months ended June 30, 2020. For additional information, please see Note 7, “Paycheck Protection Program,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the six months ended June 30, 2021, we had a net loss of $538,803 compared to a net loss $1,707,430 for the six months ended June 30, 2020, respectively, representing a decrease in net loss of $1,168,627, or approximately 68%.

As a percentage of revenue, net loss represented approximately 5% and 20% for the six months ended June 30, 2021 and June 30, 2020, respectively. The approximate fifteen percentage point decrease in net loss as a percentage of revenue was primarily attributable to (a)(i) an approximate eight percentage point decrease in selling, general, administrative, (a)(ii) an approximate four percentage point increase in the gain on extinguishment of debt, (a)(iii) an approximate four percentage point increase in gross profit and offset, in part, by (b)(i) an approximate one percentage point increase in commissions.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$169,418	$41,471
Net cash used in investing activities	-	(20,757)
Net cash provided by financing activities	-	47,251
Net increase in cash and cash equivalents	$169,418	$67,965

Net Cash Provided by Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities was $169,418 compared to $41,471 for the six months ended June 30, 2020, representing an increase of $127,947. The increase of $127,947 primarily resulted from: (a)(i) a $1,581,567 increase in accounts payable, (a)(ii) a $1,168,627 reduction in net loss, (a)(iii)  a $472,987 increase in accrued expenses, (a)(vi) a $391,528 reduction in long-term accounts receivable, (a)(vi) a $11,007 reduction in prepaid expenses and other current assets, offset, in part, by (b)(i) an $1,725,011 increase in inventories, net of slow moving and obsolescence reserves and (b)(ii) $918,829 in non-cash adjustments and (b)(iii) a $853,929 reduction in accounts receivable.

Net Cash Used in Investing Activities

For the six months ended June 30, 2021, there was no net cash used in investing activities.

During the six months ended June 30, 2020, net cash used in investing activities was approximately $20,757 for our investments in (i) new office workstations and (ii) equity incentive plan administrative and tracking software.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2021, there was no net cash used in financing activities.

For the six months ended June 30, 2020, net cash provided by financing activities was $47,251. The $47,251 in net cash provided by financing activities for the six months ended June 30, 2020 primarily resulted from (a)(i) $361,400 in proceeds from our PPP Loan, (a)(ii) $200,000 in proceeds from our Subordinated Notes; and (a)(iii) $150,000 in proceeds from our EIDL Loan, offset, in part, by (b)(i) $664,149 in net repayments on our RLOC.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of June 30, 2021, our current assets exceeded our current liabilities by $4,590,395 (our “Working Capital”), which includes $1,356,876 in cash and cash equivalents. We believe cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

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

On May 4, 2021, we executed the Seventh Amendment to the RLOC with Amegy Bank, waiving the events of default for the quarter ending March 31, 2021 and extending the termination date of the RLOC until November 4, 2021.

We were not in compliance with the trailing twelve months minimum quarterly EBITDA requirement of $600,000 as of June 30, 2021. On August 4, 2021, we received a waiver from Amegy Bank, waiving the events of default for the minimum quarterly EBITDA requirements for the twelve months ended June 30, 2021.(See Note 5, “Senior Secured Revolving Credit Facility” and Note 13, “Subsequent Events” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

We rely on our RLOC for capital expenditures and other day-to-day Working Capital needs. As of August 5, 2021, we had approximately $912,765 in available cash, and $425,767 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

Paycheck Protection Program

On April 15, 2020, we received approval from the SBA to fund our request for a loan under the Paycheck Protection Program created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, we entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan was scheduled to mature on April 11, 2022, had a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the PPP. We applied for and received forgiveness for the total amount of the PPP Loan during the second quarter of 2021.

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

Our strategic growth plan provides for the capital investment in new product launches, private label branding, and the upgrade of our financial systems which support our infrastructure. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $2 million to $3 million and anticipate these investments to occur primarily during third and fourth quarters of calendar year 2021 and the first quarter of calendar year 2022. We expect sources of capital for these investments to be derived from cash from operations and additional debt and/or equity financing. (See Note 8, “Economic Injury Disaster Loan” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1).

Capital Expenditures

For the six months ended June 30, 2021, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2021, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2021.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2014.

3.2	Amended and Restated Bylaws of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

10.1*	Limited Waiver to Amended and Restated Business Loan Agreement dated August 4, 2021 by and between Zions Bancorporation, N.A. (dba Amegy Bank) and Fuse Medical, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: August 12, 2021	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)