Form 10-Q
period 2021-09-30
Fuse Medical, Inc.
filed 2021-11-10
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 5, 2021, 73,124,458 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

INDEX

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	F-1
	Condensed Consolidated Statements of Operations for the Three months and Nine months Ended September 30, 2021 and 2020 (Unaudited)	F-2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three months and Nine months Ended September 30, 2021 and 2020 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2021 and 2020 (Unaudited)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
PART II. OTHER INFORMATION
Item 5.	Other Information	14
Item 6.	Exhibits	14
Signatures		16

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,765,282	$1,187,458
Accounts receivable, net of allowance of $883,655 and $787,766, respectively	2,459,071	4,427,896
Inventories, net of allowance of $2,591,117 and $3,077,728, respectively	8,567,852	6,981,413
Prepaid expenses and other current assets	66,461	24,203
Total current assets	12,858,666	12,620,970
Property and equipment, net	8,938	17,791
Long term accounts receivable, net of allowance of $3,194,337 and $2,615,834, respectively	2,075,066	1,669,510
Intangible assets, net	1,100,181	1,138,080
Goodwill	1,972,886	1,972,886
Total assets	$18,015,737	$17,419,237
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$4,408,853	$3,236,592
Accrued expenses	3,037,899	2,584,734
Convertible notes payable - related parties	150,000	150,000
Paycheck Protection Program Loan	-	361,400
Economic Injury Disaster Loan - short term portion	-	2,241
Senior secured revolving credit facility	913,352	913,352
Total current liabilities	8,510,104	7,248,319
Notes payable - related parties	200,000	200,000
Economic Injury Disaster Loan - long term portion	496,345	147,759
Earn-out liability	11,936,000	11,936,000
Total long term liabilities	12,632,345	12,283,759
Total liabilities	21,142,449	19,532,078
Commitments and contingencies	—	—
Stockholders' equity (accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,124,458 shares issued and outstanding as of September 30, 2021 and December 31, 2020	731,245	731,245
Additional paid-in capital	1,406,190	1,184,222
Accumulated deficit	(5,264,147)	(4,028,308)
Total stockholders' equity (accumulated deficit)	(3,126,712)	(2,112,841)
Total liabilities and stockholders' equity (accumulated deficit)	$18,015,737	$17,419,237

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$4,250,554	$5,738,662	$14,356,328	$14,385,831
Cost of revenues	1,861,620	2,043,722	5,935,093	5,823,281
Gross profit	2,388,934	3,694,940	8,421,235	8,562,550
Operating expenses:
Selling, general, administrative and other	1,559,708	1,379,385	5,016,594	5,021,632
Commissions	1,495,720	2,185,487	4,894,845	4,996,843
Depreciation and amortization	14,493	23,312	46,751	84,047
Total operating expenses	3,069,921	3,588,184	9,958,190	10,102,522
Operating (loss) income	(680,987)	106,756	(1,536,955)	(1,539,972)
Other (income) expense:
Interest expense	12,512	20,611	47,561	75,633
Gain on Paycheck Protection Loan extinguishment	-	-	(361,400)	-
Total other (income) expense	12,512	20,611	(313,839)	75,633
Net (loss) income before tax	(693,499)	86,145	(1,223,116)	(1,615,605)
Income tax benefit	3,537	5,661	12,723	11,341
Net (loss) income	$(697,036)	$80,484	$(1,235,839)	$(1,626,946)
Net (loss) income per common share - basic	$(0.01)	$0.00	$(0.02)	$(0.02)
Net (loss) income per common share - diluted	$(0.01)	$0.00	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - basic	70,221,566	70,221,566	70,221,566	70,221,566
Weighted average number of common shares outstanding - diluted	70,221,566	74,999,458	70,221,566	74,999,458

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)
Stock compensation expense	-	-	115,948	-	115,948
Net loss	-	-	-	(453,323)	(453,323)
Balance, March 31, 2021	73,124,458	731,245	1,300,170	(4,481,631)	(2,450,216)
Stock compensation expense	-	-	70,075	-	70,075
Net loss	-	-	-	(85,480)	(85,480)
Balance, June 30, 2021	73,124,458	731,245	1,370,245	(4,567,111)	(2,465,621)
Stock compensation expense	-	-	35,945	-	35,945
Net loss	-	-	-	(697,036)	(697,036)
Balance, September 30, 2021	73,124,458	731,245	1,406,190	(5,264,147)	(3,126,712)

____________________________________________________________________________________________________________

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)
Stock compensation expense	-	-	162,656	-	162,656
Net loss	-	-	-	(1,283,999)	(1,283,999)
Balance, March 31, 2020	73,124,458	731,245	805,091	(3,879,812)	(2,343,476)
Stock compensation expense	-	-	164,442	-	164,442
Net loss	-	-	-	(423,431)	(423,431)
Balance, June 30, 2020	73,124,458	731,245	969,533	(4,303,243)	(2,602,465)
Stock compensation expense	-	-	101,817	-	101,817
Net income	-	-	-	80,484	80,484
Balance, September 30, 2020	73,124,458	731,245	1,071,350	(4,222,759)	(2,420,164)

See notes to unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,235,839)	$(1,626,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,751	84,047
Stock based compensation	221,968	428,915
Provision for bad debts and discounts	95,889	186,407
Provision for long term accounts receivable	578,503	763,361
Provision for slow moving inventory	(486,611)	-
Gain on Payroll Protection Program Loan extinguishment	(361,400)	-
Changes in operating assets and liabilities:
Accounts receivable	1,872,936	1,848,177
Inventories	(1,099,828)	872,971
Prepaid expenses and other current assets	(42,258)	4,891
Long term accounts receivable	(984,058)	(1,908,403)
Accounts payable	1,172,261	(409,371)
Accrued expenses	453,165	219,035
Net cash provided by operating activities	231,479	463,084

Cash flows from investing activities
Purchase of property and equipment	-	(20,757)
Net cash (used in) investing activities	-	(20,757)

Cash flows from financing activities
Payments on senior secured revolving credit facility, net	-	(714,149)
Proceeds from Paycheck Protection Program	-	361,400
Payments from Economic Injury Disaster Loan, net	(3,655)	-
Proceeds on Economic Injury Disaster Loan	350,000	150,000
Proceeds from related party promissory notes	-	200,000
Net cash provided by (used in) financing activities	346,345	(2,749)

Net increase in cash	577,824	439,578
Cash and cash equivalents - beginning of period	1,187,458	1,099,310
Cash and cash equivalents - end of period	$1,765,282	$1,538,888
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,091	$52,188

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume during the last two calendar quarters compared to the first two calendar quarters of the year.

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

Actual results could differ from those estimates. Significant estimates on the accompanying interim unaudited condensed consolidated financial statements include the allowance for doubtful accounts, valuation of inventories, the Company’s effective income tax rate, and the fair value calculations of stock-based compensation, goodwill, finite lived intangibles and the earn-out (“Earn-Out”) liability. To the extent actual results are updated and estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net Income (Loss) Per Common Share

Net income (loss) per common share, basic is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average number of common stock, par value $0.01 (“Common Stock”), outstanding during the period, without consideration of Common Stock equivalents.

Diluted income (loss) per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the three and nine months ended September 30, 2021, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. For the three and nine months ended September 30, 2020, the Company included the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock.

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

There was no change in the Earn-Out liability for the nine months ended September 30, 2021 and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2020. The required earnings thresholds have not been met from inception of the agreements through September 30, 2021, and as such, there have been no payments required for either the base or bonus Earn-Out tranches.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at September 30, 2021 and December 31, 2020.  The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per Company account at this financial institution.  The Company has not experienced any financial institution losses from inception through September 30, 2021.  As of September 30, 2021 and December 31, 2020, there were deposits of $1,210,294 and $761,671, respectively, greater than federally insured limits.

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

Long Term Accounts Receivables, Net of Allowance

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

Accounting Standards Update (“ASU”) 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of September 30, 2021.

The Company’s intangible assets subject to amortization consist primarily of acquired customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Category
Retail	$3,930,073	$5,092,676	$13,069,663	$12,826,054
Wholesale	320,481	645,986	1,286,665	1,559,777
Total	$4,250,554	$5,738,662	$14,356,328	$14,385,831

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Computer equipment and software	$20,249	$49,918
Property and equipment costs	20,249	49,918
Less: accumulated depreciation	(11,311)	(32,127)
Property and equipment, net	$8,938	$17,791

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,861 and $8,116, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $8,853 and $28,141, respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	September 30, 2021	December 31, 2020	Amortization period (years)
510(k) product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
Total intangible assets	1,260,199	1,260,199
Less: accumulated amortization	(160,018)	(122,119)
Intangible assets, net	1,100,181	1,138,080
Goodwill	$1,972,886	$1,972,886	Indefinite

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for the three months ended September 30, 2021 and 2020 was $12,632 and $15,197, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020, was $37,898 and $55,906, respectively.

The Company’s intangible assets subject to amortization consist primarily of acquired customer relationships.

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

On May 21, 2020, the Company executed the Fifth Amendment to the RLOC with Amegy Bank (the “Fifth Amendment”). Pursuant to the Fifth Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) amended the financial covenants to state that the Company will not permit EBITDA to be less than $25,000 for the nine months ended September 30, 2020, and (iii) extended the termination date of the RLOC until November 4, 2020.

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

On August 5, 2021, the Company received a waiver from Amegy Bank, waiving the events of default for the minimum quarterly EBITDA requirements for the twelve months ended June 30, 2021.

The Company was not in compliance with the minimum quarterly EBITDA requirement for the twelve months ended September 30, 2021 (For more information, please see Note 13, “Subsequent Events”).

The outstanding balance of the RLOC was $913,352 at September 30, 2021 and December 31, 2020. Interest expense incurred on the RLOC was $10,717 and $11,354 for the three months ended September 30, 2021 and 2020, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. Interest expense incurred on the RLOC was $31,940 and $50,987 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest on the RLOC at September 30, 2021 and December 31, 2020 was $2,797 and $2,947, respectively, and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2021, the effective interest rate was 4.1%.

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

During the three months ended September 30, 2021 and 2020, interest expense of $6,930 and $6,930, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, interest expense of $20,570 and $20,477, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, accrued interest was $134,073 and $113,503, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

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

For the three months ended September 30, 2021, and 2020, the Company incurred approximately zero and $907, respectively, in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2021, and 2020, the Company incurred approximately zero and $1,810 , respectively, in interest expense related to the PPP Loan, which is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, accrued interest was approximately zero and $2,720, respectively, related to the PPP Loan, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Economic Injury Disaster Loan

On May 12, 2020, the Company executed the standard loan documents (“SBA Loan Agreement” or “Original Note") required for securing a loan from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan”). Pursuant to the SBA Loan Agreement, the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. The EDIL Loan is reflected in long term liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets. In connection therewith, the Company received a $10,000 advance, which does not have to be repaid and is reflected as an offset in selling, general, administrative and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

On September 24, 2021, the Company executed the standard loan documents with the SBA for an amended and restated loan and authorization and agreement (“A&R SBA Loan Agreement”) required for securing an increase in the Company’s Original Note from the SBA EIDL Loan. Pursuant to the A&R SBA Loan Agreement, the principal amount for the EIDL Loan was increased by $350,000 to $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2022 (twenty-four months from the date of the Original Note) in the amount of $2,515. The balance of principal and interest is payable thirty years from the date of the A&R SBA Loan Agreement. The EIDL Loan is reflected in long term liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

EIDL Loan interest income for the three months and nine months ended September 30, 2021 was approximately $5,135 and $2,229, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. EIDL Loan interest expense incurred for the three and nine months ended September 30, 2020 was approximately $1,419 and $2,359, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. Accrued interest on the EIDL Loan as of September 30, 2021 and December 31, 2020 was $1,563 and $3,791, respectively and is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Qualified Stock Option Awards

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three and nine months ended September 30, 2021, and 2020. For the three months ended September 30, 2021 and 2020 the Company amortized $35,945 and $101,817, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2021 and September 30, 2020 the Company amortized $221,968 and $428,915, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.  The Company will recognize $58,797  as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity for the nine months ended September 30, 2021, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2020	2,595,000	$0.65	5.92	$56,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	50,000	0.75	-	-
Expired	-	-	-	-
Balance outstanding at September 30, 2021	2,545,000	$0.65	5.13	$305,500
Exercisable at September 30, 2021	2,245,000	$0.66	4.80	$289,000

 Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of September 30, 2021, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in an RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in an RSA Agreement), within the Acceleration Notice Period (as defined in an RSA Agreement).

As of September 30, 2021, and 2020, it was not probable that the performance conditions on the outstanding RSAs would be met, therefore, no expense has been recorded for these awards for the three and nine months ended September 30, 2021 and 2020.

There were no RSA’s that were granted, exercised, or forfeited during the nine months ended September 30, 2021.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	2,902,892	$1,382,800	$0.48
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, September 30, 2021	2,902,892	$1,382,800	$0.48

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense are as follows:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Current:
Federal	$-	$-
State	12,723	11,341
	12,723	11,341
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax expense (benefit)	$12,723	$11,341

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$1,083,617	$786,751
Accounts receivable	185,568	165,431
Compensation	527,387	480,774
Inventory	544,096	588,966
Other	13,957	5,083
Total deferred tax assets	2,354,625	2,027,005
Deferred tax liabilities:
Intangibles	(200,781)	(206,723)
Property and equipment	(1,877)	(3,736)
Total deferred tax liabilities	(202,658)	(210,459)
Deferred tax assets, net	$2,151,967	$1,816,546
Valuation allowance:
Beginning of year	(1,816,546)	(1,529,584)
Increase during the year	(335,421)	(286,962)
Ending balance	(2,151,967)	(1,816,546)

Net deferred tax asset	$-	$-

 A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company’s management recorded a valuation allowance totaling $335,421 for the nine months ended September 30, 2021 due to the uncertainty of realization. The Company’s management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of September 30, 2021 was $2,151,967.

At September 30, 2021, the Company’s management estimates it has approximately $8,124,048 of net operating loss carryforwards, of which $3,863,299 will expire during 2021 through 2037. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company’s management completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,963,968 of net operating loss carryforwards, therefore, the deferred

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

The Company’s management believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of September 30, 2021, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of September 30, 2021.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Gain on Paycheck Protection Loan	6.2%	0.0%
Permanent differences	0.0%	0.0%
State and local income taxes, net of federal benefit	-0.8%	-0.6%
Change in deferred tax asset valuation allowance	-27.4%	-21.1%
Effective tax rate	-1.0%	-0.7%

Our effective income tax rates for the nine months ended September 30, 2021 and 2020 were (1.0%) and (0.7%), respectively. The decrease from the prior period was driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the nine months ended September 30, 2021 and 2020, the following significant customer had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Customer 1	12.18%	13.70%
Totals	12.18%	13.70%

At September 30, 2021, and December 31, 2020, the following significant customer had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable.

	September 30, 2021	December 31, 2020
Customer 1	10.13%	6.04%
Totals	10.13%	6.04%

For the nine months ended September 30, 2021 and 2020, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Supplier 1	22.60%	24.40%
Supplier 2	11.70%	9.10%
Totals	34.30%	33.50%

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2021 and 2020, the Company paid approximately $126,000 and $126,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of September 30, 2021, AmBio operations support approximately 43 full time equivalents (“FTE”). Of those 43 FTEs, 39 FTEs directly support the Company, and 4 FTEs support the operations of other companies.

As of September 30, 2021 and December 31, 2020, the Company owed amounts to AmBio of approximately $162,988 and $154,051, respectively, which are reflected in accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2021 and September 30, 2020, the Company paid approximately $147,005  and $131,851, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2021 and 2020, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $1,400 and $29,822, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately $2,591,438 and $2,110,450, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, the Company had approximately $1,236,904 and zero, respectively, of unpaid commission costs due to MedUSA, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the Company had outstanding balances due from MedUSA of approximately $163,966 and $398,151, respectively. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2021 and 2020, the Company:

•

incurred approximately $180,000 and $135,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, the Company had approximately $60,000 and zero of unpaid commissions costs owed to Overlord, which are reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2021 and 2020, the Company sold Biologics products to NBMJ in the amounts of approximately $73,461, and $13,770, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, the Company had $1,040 and zero, respectively, in outstanding balances due from NBMJ. These amounts are reflected in accounts receivable, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2021 and 2020, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $23,227 and $55,897, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately zero and $16,885, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, the Company had outstanding balances due from Bass of approximately zero and $20,117, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2021 and 2020, the Company incurred approximately $314,894 and $482,308, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2021, and December 31, 2020, the Company had approximately $374,827 and zero, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2021 and September 30, 2020, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $502 and $39,992, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2021 and 2020, the Company purchased approximately $599,628 and $355,274, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the Company had outstanding balances owed to Modal of approximately $925,686 and $417,897, respectively. These amounts are reflected in accounts payable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 10, 2021.

On November 8, 2021 the Company received a waiver from Amegy Bank, waiving the events of default for minimum quarterly EBITDA requirement for the twelve months ended September 30, 2021 and extending the termination date of the RLOC to February 4, 2022. (See Note 5, “Senior Secured Revolving Credit Facility”)

The Company’s Management concluded there are no other material events or transactions for potential recognition or disclosure.

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

Third Quarter 2021 Update

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

In August 2021, Texas Governor Gregg Abbott sent a letter to all hospitals in Texas requesting that they voluntarily defer elective surgeries in connection with the rise of COVID-19 cases due to the new Delta variant.

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

Historically, we have experienced greater revenue and greater sales volume during the last two calendar quarters of our fiscal year compared to the first two calendar quarters of the year. We believe this revenue trend is primarily due to the increase in elective surgeries during the last two quarters of the calendar year, which are partially satisfied by patient annual healthcare deductibles being met in those two quarters. We use this seasonality trend to assist us in enterprise-wide resource planning, such as purchasing and product inventory logistics, and human capital demands.

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

Wholesale Cases in our industry command lower revenue price-points than Retail Cases as the third-party reseller must build in its own profit margin. Because Wholesale Cases involve sales to third parties who sell our products to end customers, our profit margins are reduced for these Cases due to the lower sales price. Our Wholesale Case business is highly dependent on minimum volume sales levels to generate revenues in excess of our fixed costs of revenues in order to achieve profitability.

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

To offset pricing pressure, we employ strategies to maximize revenue per Case, which include locating and retaining new customers and increasing volume with existing customers. For the nine months ended September 30, 2021 and 2020, our average revenues per Case were $5,343 and $5,894, respectively. Our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 92% of revenue for the third quarter of 2021, or an approximate 3% increase over the same quarter of 2020.

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

	For the Three Months Ended
	September 30, 2021	(% Rev)	September 30, 2020	(% Rev)
Net revenues	$4,250,554	100%	$5,738,662	100%
Cost of revenues	1,861,620	44%	2,043,722	36%
Gross profit	2,388,934	56%	3,694,940	64%
Operating expenses:
Selling, general, administrative and other expenses	1,559,708	37%	1,379,385	24%
Commissions	1,495,720	35%	2,185,487	38%
Depreciation and amortization	14,493	0%	23,312	0%
Total operating expenses	3,069,921	72%	3,588,184	63%
Operating (loss) income	(680,987)	-16%	106,756	2%
Other expense
Interest expense	12,512	0%	20,611	0%
Gain on Paycheck Protection Program Loan extinguishment	-	0%	-	0%
Total other expense	12,512	0%	20,611	0%
Operating (loss) income before tax	(693,499)	-16%	86,145	2%
Income tax benefit	3,537	0%	5,661	0%
Net (loss) income	$(697,036)	-16%	$80,484	1%

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Net Revenues

For the three months ended September 30, 2021, net revenues were $4,250,554 compared to $5,738,662 for the three months ended September 30, 2020, which is a decrease of $1,488,108, or approximately 26%. This decrease was partly due the deferral of elective surgeries in the six months ended June 30, 2020 due to COVID-19 and rescheduling of those surgeries in the third and fourth quarters of 2020, which caused a shift of revenue from the first half of 2020 to the second half of 2020.  We did not experience this same type of revenue shift in the three months ended September 30, 2021.

For the three months ended September 30, 2021, the percent of Retail Cases increased compared to the three months ended September 30, 2020. Revenues from Retail Cases as a percent of revenues for the three months ended September 30, 2021, increased by approximately 2% compared to revenues from Retail Cases as a percent of revenues for the three months ended September 30, 2020.

Our Wholesale Cases for the three months ended September 30, 2021, declined compared to Wholesale Cases during the three months ended September 30, 2020. Revenues from Wholesale Cases as a percent of revenues for the three months ended September 30, 2021, declined by approximately 2% compared to revenues from Wholesale Cases as a percent of revenues for the period ended September 30, 2020.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. For the two remaining quarters of 2021, we will seek to increase our volume of Retail Case Sales to our existing retail customer base and add new retail customers.

Cost of Revenues

For the three months ended September 30, 2021, our cost of revenues was $1,861,620, compared to $2,043,722 for the three months ended September 30, 2020, representing a decrease of $182,102, or approximately 9%.

As a percentage of revenues, cost of revenues increased approximately eight percentage points to approximately 44% for the three months ended September 30, 2021, compared to approximately 36% for the three months ended September 30, 2020. The increase as a percentage of net revenues resulted from (a)(i) an approximate 4% increase in cost of goods sold, (a)(ii) an approximate 3% increase in medical instrument expense, (a)(iii) an approximate 1% increase in inventory shrink and inventory loss provision.

Gross Profit

For the three months ended September 30, 2021, we generated a gross profit of $2,388,934, compared to $3,694,940 for the three months ended September 30, 2020, representing a decrease of $1,306,006, or approximately 35%.

As a percentage of net revenue, gross profit decreased approximately eight percentage points to 56% for the three months ended September 30, 2021, compared to 64% for the three months ended September 30, 2020. This decrease in gross profit as a percentage of revenues was primarily caused by the increase in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended September 30, 2021, selling, general, administrative, and other expenses increased to $1,559,708 from $1,379,385 for the three months ended September 30, 2020, representing an increase of $180,323 or approximately 13%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 37% and 24% for the three months ended September 30, 2021 and September 30, 2020, respectively. As a percentage of net revenue, the increase of approximately 13 percentage points primarily resulted from (a)(i) an approximate ten percentage point increase in leased staffing costs, (a)(ii) two percentage point increase in travel and entertainment and other costs, and (a)(iii) an approximate one percentage increase in marketing and business development.

Commissions

For the three months ended September 30, 2021 and September 30, 2020, commission expense was $1,495,720 and $2,185,487, respectively, representing a decrease of $689,767, or approximately 32%.

As a percentage of net revenues, commission expense accounted for approximately 35% for the three months ended September 30, 2021, and 38% for the three months ended September 30, 2020. This approximate three percentage-point decline primarily resulted from  an approximate 3% decrease of revenues eligible for commissions.

Depreciation and amortization

For the three months ended September 30, 2021, our depreciation and amortization expense decreased to $14,493 from $23,312 for the three months ended September 30, 2020, representing a decrease of $8,819. This decrease was primarily the result of fixed assets becoming fully depreciated.

Interest

For the three months ended September 30, 2021, interest expense declined to $12,512 from $20,611 for the three months ended September 30, 2020, which is a reduction of $8,099, or approximately 39%. The decline of $8,099 was primarily driven by (a)(i) an approximate $6,554 decrease related to accrued interest on our EIDL Loan, (a)(ii) an approximate $907 decrease related to accrued interest on our PPP Loan and (a)(iii) an approximate $638 decrease in interest related our RLOC. The decline in interest expense on our RLOC is primarily driven by (a)(i) an approximate $1,910 reduction in borrowings, offset, in part, by (b)(i) an approximate $1,272 increase in interest rates.

Income tax

For the three months ended September 30, 2021, we recorded an income tax expense of approximately $3,537, compared to $5,661, for the three months ended September 30, 2020. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net (Loss) Income

For the three months ended September 30, 2021, we had a net loss of $697,036 compared to a net income of $80,484 for the three months ended September 30, 2020, respectively, representing an decrease in net income of $777,520 or approximately 966%.

As a percentage of revenue, net loss represented approximately 16% for the three months ended September 30, 2021 and net income represented 1% for the three months ended September 30, 2020, respectively.

The approximate 17 percentage point decrease in net income as a percentage of revenue was primarily attributable to (a) an approximate 13 percentage point increase in selling, general, administrative, and other expenses, and (a)(ii) an approximate eight percentage point decrease in gross profit, offset, in part, by (b)(i) an approximate three percentage point decrease in commissions.

Nine months Ended September 30, 2021, Compared to Nine months Ended September 30, 2020

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Nine Months Ended
	September 30, 2021	(% Rev)	September 30, 2020	(% Rev)
Net revenues	$14,356,328	100%	$14,385,831	100%
Cost of revenues	5,935,093	41%	5,823,281	40%
Gross profit	8,421,235	59%	8,562,550	60%
Operating expenses:
Selling, general, administrative and other expenses	5,016,594	35%	5,021,632	35%
Commissions	4,894,845	34%	4,996,843	35%
Depreciation and amortization	46,751	0%	84,047	1%
Total operating expenses	9,958,190	69%	10,102,522	70%
Operating loss	(1,536,955)	-11%	(1,539,972)	-11%
Other expense
Interest expense	47,561	0%	75,633	1%
Gain on Paycheck Protection Program Loan extinguishment	(361,400)	-3%	-	0%
Total other expense	(313,839)	-2%	75,633	1%
Operating (loss) before tax	(1,223,116)	-9%	(1,615,605)	-11%
Income tax benefit	12,723	0%	11,341	0%
Net loss	$(1,235,839)	-9%	$(1,626,946)	-11%

Net Revenues

For the nine months ended September 30, 2021, net revenues were $14,356,328 compared to $14,385,831 for the nine months ended September 30, 2020, a decrease of $29,503.

Revenues from Retail Cases as a percent of revenues for the nine months ended September 30, 2021, increased approximately 2% compared to revenues from Retail Cases as a percent of revenues for the nine months ended September 30, 2020.

Revenues from Wholesale Cases as a percent of revenues for the nine months ended September 30, 2021, decreased 2% compared to revenues from Wholesale Cases as a percent of revenues for the period ended September 30, 2020.

Cost of Revenues

For the nine months ended September 30, 2021, our cost of revenues was $5,935,093, compared to $5,823,281 for the nine months ended September 30, 2020, representing an increase of $111,812, or approximately 2%.

As a percentage of revenues, cost of revenues increased approximately one percentage points to approximately 41% for the nine months ended September 30, 2021, compared to approximately 40% for the nine months ended September 30, 2020. The increase as a percentage of net revenues resulted from (a)(i) an approximate three percentage point increase in medical instrument expense, (a)(ii) an approximate one percentage point increase in cost of goods sold, offset, in part, by, (b)(i) an approximate three percentage-point decline in inventory shrink and inventory loss provision.

Gross Profit

For the nine months ended September 30, 2021, we generated a gross profit of $8,421,235, compared to $8,562,550 for the nine months ended September 30, 2020, representing a decrease of $141,315, or approximately 2%.

As a percentage of net revenue, gross profit decreased by approximately one percentage points to 59% for the nine months ended September 30, 2021, compared to 60% for the nine months ended September 30, 2020. This decrease in gross profit as a percentage of revenues was primarily caused by the increase in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the nine months ended September 30, 2021, selling, general, administrative, and other expenses decreased to $5,016,594 from $5,021,632 for the nine months ended September 30, 2020, representing a decrease of $5,038.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 35% and 35% for the nine months ended September 30, 2021 and September 30, 2020, respectively. For the nine months ended September 30 2021 compared to the nine months ended September 30, 2020, we experienced (a)(i) an approximate two percentage point increase in leased staffing costs, (a)(ii) an approximate one percentage point increase in travel, entertainment and marketing costs, offset, in part, by, (b)(i) an approximate one percentage point decline in stock based compensation, (b)(ii) an approximate one percentage point decrease in professional expense, and (b)(iii) an approximate one percentage-point decline in the provision for bad debt.

Commissions

For the nine months ended September 30, 2021 and September 30, 2020, commissions expense was $4,894,845 and $4,996,843, respectively, representing an decrease of $101,998, or approximately 2%.

As a percentage of net revenues, commissions expenses accounted for approximately 34% for the nine months ended September 30, 2021, and 35% for the nine months ended September 30, 2020. This approximate one percentage-point decline primarily resulted from  an approximate 4% decrease of revenues eligible for commissions offset, in part, by a 3% increase in average commission rates.

Depreciation and amortization

For the nine months ended September 30, 2021, our depreciation expense decreased to $46,751 from $84,047 for the nine months ended September 30, 2020, representing a decrease of $37,296. This decrease was primarily the result of a reduction of fixed assets becoming fully depreciated.

Interest

For the nine months ended September 30, 2021, interest expense decreased to $47,561 from $75,633 for the nine months ended September 30, 2020, which is a decrease of $28,072, or approximately 37%. The decrease of $28,072 was primarily driven by (a)(i) an approximate $19,047 decrease in interest related to our RLOC, (a)(ii)  an approximate $4,587 decrease related to interest on our EIDL Loan, (a)(iii) an approximate $4,530 decrease related to interest on our PPP Loan, offset, in part, by (b)(i) an approximate $92 increase in interest on our notes payable to related parties. The decline in interest expense on our RLOC is primarily driven by (a)(i) an approximate $15,908 reduction in borrowings and (a)(ii) an approximate $3,139 reduction in interest rates..

Income tax

For the nine months ended September 30, 2021, we recorded an income tax expense of approximately $12,723 compared to $11,341, for the nine months ended September 30, 2020. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Paycheck Protection Program Loan Forgiveness

For the nine months ended September 30, 2021, we recorded a gain on the Paycheck Protection Program Loan extinguishment of $361,400, compared to zero, for the nine months ended September 30, 2020. For additional information, please see Note 7, “Paycheck Protection Program,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the nine months ended September 30, 2021, we had a net loss of $1,235,839 compared to a net loss $1,626,946 for the nine months ended September 30, 2020, respectively, representing a decrease in net loss of $391,107, or approximately 24%.

As a percentage of revenue, net loss represented approximately 9% and 11% for the nine months ended September 30, 2021 and September 30, 2020, respectively. The approximate two percentage point decrease in net loss as a percentage of revenue was primarily attributable to (a)(i) an approximate three percentage point increase in the gain on extinguishment of debt, offset, in part, by, (b)(i) an approximate one percentage point decline in gross profit.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$231,479	$463,084
Net cash used in investing activities	-	(20,757)
Net cash provided by (used in) financing activities	346,345	(2,749)
Net increase in cash and cash equivalents	$577,824	$439,578

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2021, net cash provided by operating activities was $231,479 compared to $463,084 for the nine months ended September 30, 2020, representing a decrease of $231,605. The decrease of $231,605 primarily resulted from: (a)(i) an $2,000,043 increase in inventories, net of slow moving and obsolescence reserves, (a)(ii) $1,340,386 in non-cash adjustments, (a)(iii) a $47,149 increase in prepaid expenses and other current assets, offset, in part, by, (b)(i) a $1,581,632 increase in accounts payable, (b)(ii) a $924,346 reduction in long-term accounts receivable, (b)(iii) a $391,107 reduction in net loss, (b)(iv)  a $234,130 increase in accrued expenses, and (b)(v) a $24,758 reduction in accounts receivable.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2021, there was no net cash used in investing activities.

During the nine months ended September 30, 2020, net cash used in investing activities was approximately $20,757 for our investments in new office workstations.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $346,345 compared to net cash used in financing activities of $2,749 for the nine months ended September 30, 2020 representing an increase of $349,094. The increase of $349,094 primarily resulted from (a)(i) a reduction of $714,149 in payments on the RLOC and (a)(ii) an increase in EIDL loan proceeds of $200,000, offset, in part, by (b)(i) a reduction of $361,400 in proceeds from the PPP Loan, (b)(ii) a reduction of $200,000 in promissory notes proceeds and (b)(iii) an increase in payments on the EIDL Loan of $3,655.

Liquidity

Our primary sources of liquidity are cash from our operations and our RLOC with Amegy Bank. As of September 30, 2021, our current assets exceeded our current liabilities by $4,348,562 (our “Working Capital”), which includes $1,765,282 in cash and cash equivalents. We believe cash from our operations and net borrowings on our RLOC supports our Working Capital needs.

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

On May 21, 2020, we executed the Fifth Amendment to our RLOC with Amegy Bank. Pursuant to the Fifth Amendment, Amegy Bank (i) waived our events of default under the RLOC, (ii) amended the financial covenants to state that we will not permit EBITDA to be less than $25,000 for the trailing nine months ended September 30, 2020, and (iii) extended the termination date of our RLOC until November 4, 2020.

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

On November 8, 2021 we received a waiver from Amegy Bank, waiving the events of default for the minimum quarterly EBITDA requirement for the twelve months ended September 30, 2021 and extending the termination date of the RLOC to February 4, 2021. For more information, please see Note 13, “Subsequent Events”)

We rely on our RLOC for capital expenditures and other day-to-day Working Capital needs. As of November 5, 2021, we had approximately $779,571 in available cash, and $343,971 available on our RLOC for borrowing (subject to certain borrowing base limitations). Borrowings on our RLOC are repaid from cash generated from our operations.

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

EIDL Loan

On May 12, 2020, we executed the standard loan documents (“SBA Loan Agreement” or “Original Note") required for securing a loan from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on our business (the “EIDL Loan”). Pursuant to the SBA Loan Agreement, the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. The EDIL Loan is reflected in long term liabilities in our accompanying interim unaudited condensed consolidated balance sheets. In connection therewith, we received a $10,000 advance, which does not have to be repaid and is reflected as an offset in selling, general, administrative and other expenses in our accompanying interim unaudited condensed consolidated statements of operations.

On September 24, 2021, we executed the standard loan documents with the SBA for an amended and restated loan and authorization and agreement (“A&R SBA Loan Agreement”) required for securing an increase in our Original Note from the SBA EIDL Loan. Pursuant to the A&R SBA Loan Agreement, the principal amount for the EIDL Loan was increased by $350,000 to $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 12, 2022 (twenty-four months from the date of the Original Note) in the amount of $2,515. The balance of principal and interest is payable thirty years from the date of the A&R SBA Loan Agreement. The EIDL Loan is reflected in long term liabilities in our accompanying interim unaudited condensed consolidated balance sheets.

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

Capital Expenditures

For the nine months ended September 30, 2021, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2021, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2021.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2014.

3.2	Amended and Restated Bylaws of Fuse Medical, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

10.1*	Limited Waiver to Amended and Restated Business Loan Agreement dated November 8, 2021 by and between Zions Bancorporation, N.A. (dba Amegy Bank) and Fuse Medical, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE MEDICAL, INC.

Date: November 10, 2021	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ William E. McLaughlin, III
William E. McLaughlin, III
Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)