Form 10-K
period 2021-12-31
Fuse Medical, Inc.
filed 2022-03-31
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,086,529.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 21, 2022, 72,895,793 shares of the registrant’s Common Stock were outstanding.

Audit Firm ID: 32	Auditor Name: Armanino LLP	Auditor Location: Dallas, TX, US

In this Annual Report on Form 10-K (“Annual Report”), the terms “we,” “us,” “our” and “Fuse” mean Fuse Medical, Inc. and our subsidiary, CPM Medical Consultants, LLC.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks, uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: (i) our inability to obtain adequate debt or equity financing; (ii) the duration of, and government response to, the novel coronavirus SARS CoV-2 (“COVID-19”) pandemic, including limitations on performing elective surgeries; (iii) the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity; (iv) our inability to expand our business; (v) significant government regulation of our business and the healthcare industry; (vi) lack of product diversification; (vii) existing or increased competition; (viii) results of arbitration and litigation; (ix) stock volatility and illiquidity; and (x) our failure to implement our business plans or strategies. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appear in “Item 1A, Risk Factors” (“Risk Factors”) and elsewhere in this 2021 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the Risk Factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information, future events or circumstances, or otherwise.

Readers should read this Annual Report in conjunction with (i) the discussion under the caption Risk Factors, (ii) our audited consolidated financial statements as of December 31, 2021, and 2020, and the related notes therein included in this Annual Report, beginning on page F-1 (“Financial Statements”), and (iii) other documents which we may file from time to time with the SEC.

Explanatory Note

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Accordingly, this Annual Report will reflect the reporting requirements of smaller reporting companies as set forth in Regulation S-K, promulgated under the Exchange Act.

PART I

ITEM 1. BUSINESS.

Overview

We are a manufacturer and national distributor of medical devices in the United States. We provide a broad portfolio of orthopedic implants including:

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

We also provide a wide array of osteo-biologics and regenerative products, which include human allografts, tendons, synthetic skin and bone substitute materials, and regenerative tissues, which we refer to as (“Biologics”).

All of our medical devices are approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are licensed by the FDA for storage and distribution of human cells, tissues, and cellular and bone-based products (HCT/Ps), and an FDA-registered medical device specification developer and repackager/relabeler, and manufacturer of record, (a “Manufacturer”). We are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices and related intellectual property.

Impact of COVID-19

The novel coronavirus COVID-19 global pandemic has presented and continues to present significant risks to our business plan. During 2021, we were introduced to both the Delta and Omicron Variants of COVID-19, each causing a significant surge in infection rates. This surge of COVID-19 cases across the country has had a negative impact on the medical device industry during these periods due to the adverse impact on supply chains and the ability of surgeons to schedule elective surgeries.

During the third quarter of 2021, the COVID-19 Delta Variant had a negative impact on our sales. We believe that the increase in hospitalization rates during this period, and resulting decrease in the number of elective surgeries, attributed to the overall reduction in revenue for the year ended December 31, 2021 compared to 2020.

Despite the adverse effects of COVID-19 on our business in the third quarter of 2021, we believe that our revenues for the fourth quarter of 2021 were strengthened due to performance of deferred third quarter elective surgeries. However, the strength of the fourth quarter did not entirely compensate for the third quarter deterioration due to COVID-19. The majority of our products support patient conditions which are degenerative in nature. While most of our products are used in procedures that are currently considered elective, the procedures are typically necessary for a patient to restore mobility, reduce pain and increase quality of life and, therefore, are not typically foregone entirely. Our other cases are emergency in nature, involving trauma, and are not typically deferred.

Products

We believe our broad portfolio of Orthopedic Implants and Biologics provide high-quality products to assist surgeons with positive patient outcomes and are cost-effective solutions for our customers.

Currently Marketed Products – Orthopedic Implants

•

Foot and Ankle - We offer comprehensive product offerings of internal and external fixation for forefoot, midfoot and hindfoot reconstruction. Our solutions include CPM Cannulated Headed and Headless Screws, CPM Snap Off Screws, Fuse Orbitum Compression Staple System, FuseFix HammerToe and our Fuse TyWedge System.

•

Orthopedics - We offer joint reconstruction systems for upper and lower extremities, which include the Sterizo Total Knee, Tibial Revision, and Total Hip Replacement Systems, as well as the Arrow total and reverse total shoulder system.

•	Sports Medicine - We offer our line of Fuse Suture Anchors and Interference Screws as well as multiple products for soft tissue fixation augmentation, including ACL and Rotator Cuff Repair (RCR).

•

Spine - We offer a full line of spinal products for cervical and thoracolumbar fusion, including our Fuse PSS Pedicle Screw system for open and MIS procedures, our Fuse ACP Anterior Cervical Plating System, our Maxim X-Treme PEEK Cervical Interbodies and CPM PEEK Titanium Coated Cervical and Lumbar Interbodies.

Currently Marketed Products – Biologics

•

Osteobiologics - We offer an extensive product portfolio of allograft products for all categories for fracture management and fusion indications, which include FusePure™ Demineralized Bone Matrix (DBM) and FuseTrilogy™ Viable Bone Matrix bone void fillers.

•

Regenerative - We offer placental  membranes for use in conjunction with surgical procedures, which includes FuseChoice™, FuseChoice™ Plus, and FuseChoice™ Max, with amniotic and umbilical membranes, and FuseChoice™ Derm, FuseChoice™ DermX, and FuseChoice™ DermXT with dermal matrix membranes.

•	Autologous - We offer concentration systems for Platelet Rich Plasma (PRP) and Bone Marrow Aspirate Concentrate (BMAC).

Customers and Product Distribution Channels

Retail. Under our retail distribution model, (“Retail Model”), we sell directly to our end customers, which consist of hospitals and medical facilities, utilizing (i) our full-time sales representatives whom we employ or engage as independent contractors and (ii) independent sales representatives who work on a non-exclusive basis. In both instances, we pay the sales representative a commission with respect to sales made by the representative. We refer to sales through our Retail Model as Retail Cases (which are herein referred to as “Retail Cases”). For the years ended December 31, 2021 and 2020, our Retail Cases generated, in aggregate, approximately 92% and 89%, respectively, of our revenues.

Wholesale. Under our wholesale distribution model, (“Wholesale Model”), we sell our products directly to independent distributors rather than to hospitals and medical facilities who are the ultimate end customer. We do not pay commissions from any sales to independent distributors. We refer to our sales through our Wholesale Model as Wholesale Cases, (which are herein referred to as “Wholesale Cases”). For the years ended December 31, 2021 and 2020, our Wholesale Cases generated, in aggregate, approximately 8% and 11%, respectively, of our revenues.

For the year ended December 31, 2021, our largest customer represented approximately 8.7% of our consolidated net revenues. We continue to develop and expand our customer portfolio through building relationships with key medical professionals in the expanding geographic areas we serve. We provide on-going product training and support to our full-time sales representatives, independent sales representatives and contractors, and independent distributors, along with product manufacturer marketing materials to ensure customer satisfaction with the products we offer. We believe focusing on these key areas is essential to growing our customer base and increasing revenues, particularly with respect to Retail Cases.

Manufacture and Supply

We rely on third-party suppliers for the manufacturing or machining of all our products. Outsourcing product manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our products. We select our suppliers to ensure that all of our products are safe, effective, adhere to all applicable regulations, and meet our high-quality standards and supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA, and International Organization for Standardizations, (“ISO”), and quality standards supported by our internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

Our suppliers consist of:

Manufacturers. We purchase product directly from the manufacturer on a wholesale basis and serve as a stocking distributor for the manufacturer with respect to the product. We then sell the product utilizing our Retail and Wholesale Models and determine the sales price to the end customer.

Our primary supplier of Biologics is Vivex Biomedical, Inc. a biomedical company focused on cellular therapies that treat orthopedic, spine, wound, and soft tissue indications. With respect to Orthopedic Implants, our significant suppliers FH Orthopedics, Inc. for shoulder replacement systems, and CoreLink Surgical, Inc. for medical devices used in spine surgeries.

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

We contract with Tyber Medical, LLC, Maruho Medical, LLC, Solco Biomedical Co., Ltd, and Modal Manufacturing, LLC, for the manufacture of Orthopedic Implants, to develop and expand our private label initiatives, including our foot and ankle, and spine and sports medicine products. During 2021, we expanded our private label products through key relationships and suppliers. Our Orthopedic Implants private label portfolio consists of:

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

Private label tissue processors. We purchase product directly from the tissue processors on an exclusive basis. We then sell the products under one of our own proprietary brands utilizing our Retail Model or our Wholesale Model. We contract with Vivex Biomedical to process our regenerative tissues and viable bone matrices, and Pinnacle Transplant Technologies for osteobiologics, and demineralized bone matrices.

During 2021, we launched and expanded our diverse portfolio of biologics with the introduction of FuseChoiceTM Derm Non-Fenestrated Dermal Matrix, FusePureTM Demineralized Bone Matrix, and FuseTrilogy TM Viable Bone Matrix, an osteoconductive, osteoinductive & osteogenic DMSO-free bone void filler.

Contract manufacturers. For products for which we are the Manufacturer of record on the applicable 510(k), we outsource our manufacturing and machining needs to contract manufacturers. Our approved contract manufacturers are all ISO13485 certified and machine and produce our products to our specifications. All finished products go through quality and final inspection at our facility. We then sell the products under one of our own proprietary brands utilizing our Retail Model or Wholesale Model.  Our FDA cleared products for which we are the Manufacturer of record are:

•	Maxim X-Treme PEEK Cervical Interbody System
•	Fuse PSS open and MIS Pedicle Screw System
•	OrbitumTM Compression Staple System

Research and Development

To further our business objectives, we use our knowledge of the healthcare industry and leverage our relationships with key suppliers, manufacturers, facility materials managers, and distribution channels. In 2021, we continued to utilize our Scientific Advisory Boards, (“SABs”), to assist with our product development and design input. Members of our SABs include the heads of teaching hospitals and universities, clinical residency programs, and clinical fellowship programs at some of the most respected institutions in the United States. Our SABs have provided valuable insight for both our products coming to market as well as the design and development of new products in our pipeline that target unmet needs of the industry, or deficiencies of existing commercialized medical devices. In January of 2022, we formed a New SAB for Sports Medicine and Extremities, to assist with our internal design and development of new product lines utilizing a novel material with osseointegration and anti-bacterial properties. We continuously review our product lines, both internally and with our SABs, proactively evaluating product trends to ensure we offer a comprehensive, high-quality, and cost-effective selection of Orthopedic Implants. We believe these efforts will enable us to become a leader in our industry and to expand our existing customer base.

Public Recognition

Our strategic acquisitions of CPM Medical Consultants, LLC (“CPM”) and Palms Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”) significantly expanded our product lines, operations, and competitive reach. Fuse was named and ranked 43rd in 2020 and 89th in 2019 on Deloitte’s Technology Fast 500™, an annual ranking of the fastest growing North American companies in the technology, media, telecommunications, life sciences and energy technologies sectors. Fuse was also named and ranked in the top 150 largest public companies by revenue in the Dallas-Fort Worth metropolitan area, by the Dallas Morning News in 2018, 2019 and 2020.

Competition

As a Manufacturer, distributor, and wholesaler of medical devices, we primarily compete with other distributors, as well as, vertically integrated medical device manufacturers that enjoy well-established distribution channels, national sales networks, direct sales models, and participation in large group purchasing organizations (“GPOs”) contracted with major hospitals, and surgery centers.

We believe that our ability to offer a diverse selection of products across five different product categories, sets us apart from other distributors and gives us a competitive advantage against distributors who are not able to manufacture their own products, as well as manufacturers who are limited to distributing their own products within a specific product category.

Generally, we view Stryker Corporation, Smith & Nephew plc, and Orthofix Medical Inc., as examples of our large vertically integrated competitors. We believe those competitors, and companies like them, only distribute products they manufacture and have significant costs related to new product research and development and organizational support. Conversely, in addition to our own products, we sell a broad portfolio of specialized third-party manufacturers’ products and have significantly lower costs related to research and development, as well as significantly lower costs for organizational support. Thus, we believe our competitive advantage lies primarily with our single-source fulfillment sales model, allowing us to offer a broader assortment of several manufacturers’ products. We also believe that we generally realize higher gross margins than our competitors due to the lower product costs associated with being a Manufacturer and a stocking distributor.

We contract primarily with small- and medium-sized manufacturers of Orthopedic Implants and Biologics that are subject to FDA compliance and approval standards. We believe these manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures and substantially lower research and development costs. Because of our organizational structure, large distribution footprint, and sales models, we tend to align well with our specialized suppliers’ competitive strategies, which we believe is the foundation for additional significant relationships with such suppliers compared to our competitors.

We believe the competition in our industry is primarily driven by continued acquisitions of smaller manufacturers and distributors by larger, vertically integrated companies that produce, market and distribute medical devices, Orthopedic Implants, and Biologics. Our vertically integrated competitors benefit from their ability to control costs for the devices they manufacture and distribute. Moreover, we believe the market in which we operate is sensitive to changes in third-party and government payor reimbursements and, competitive pricing. We believe that our industry will continue to see increased mergers and acquisitions because the market is significantly fragmented with numerous medical device manufacturers, distributors, and specialized suppliers offering similar product portfolios throughout the United States.

Intellectual Property

We maintain stocking distribution agreements providing for exclusive distribution rights in certain geographic areas and use of associated trademarks, service marks, and tradenames for the sale and promotion of the products we offer. In 2021 we entered into two new distribution agreements with Induce Biologics and BRM Extremities. Our distribution agreement with Induce Biologics includes exclusive distribution rights in the state of Texas for the Urist Natural Matrix Protein (“NMP”) bioimplant. Our distribution agreement with BRM Extremities includes exclusive distribution rights in the United States of the SilkToe® metatarsophalangeal joint arthroplasty system. Our stocking distribution agreements typically have terms of one (1) to three (3) years, subject to renewal terms. Furthermore, we require employees, independent contractors, consultants, and advisors to execute agreements, with varying terms of one (1) to three (3) years, that assign to us the intellectual property existing and generated from their work. In 2020, we applied and were granted trademark approval for our GalenTM and KopisTM suture anchors, part of our Fuse Suture Anchor product line. As of 2022, GalenTM became a registered trademark of Fuse.

Government Regulation

Our products are subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies. Our products are subject to regulation under the FDCA, and in the case of our tissue products, also under the Public Health Service Act, (“PHSA”). To ensure that our products are safe and effective for their intended use, the FDA regulates, among other things, the following activities that we or our manufacturing and distribution partners perform and will continue to perform:

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

The Health Insurance Portability and Accountability Act (“HIPAA”) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The ACA changed the intent requirement of the healthcare fraud statute to such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. A violation of this statute is a felony and may result in fines, imprisonment or possible exclusion from Medicare, Medicaid and other federal healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in similar sanctions.

ACA also includes various provisions designed to significantly strengthen fraud and abuse enforcement in addition to those changes discussed above. The Physician Payments Sunshine Provision of the Affordable Care Act (Section 6002) (the “Sunshine Act”), requires public disclosure to the U.S. government of payments to physicians and teaching hospitals, including in-kind transfers of value, such as gifts or meals. The Sunshine Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31st of a calendar year for the transfers of value incurred for the prior calendar year. The Sunshine Act also require certain GPOs, including physician-owned distributors, to disclose physician ownership information to Centers for Medicare and Medicaid Services (“CMS”). In 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands the reporting obligation under the Sunshine Act to include payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives. These expanded reporting obligations are effective for payments reported in 2022, with payment tracking beginning in 2021. Non-compliance with the Sunshine Act or SUPPORT Act is subject to civil monetary penalties. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements.

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

Employees

We engage AmBio Staffing, LLC (“AmBio”), a Texas licensed professional employment organization (“PEO”), to provide us with payroll processing, employee benefit administration, and related human capital services. As of March 21, 2022, AmBio supported approximately 36 full time equivalents (“FTE”). Of those 36 FTEs, 32 FTEs directly support us, 3 FTEs support the operations of other companies, and we share 1 FTE with other related companies.

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

On December 31, 2017, we completed the acquisition of CPM in which we purchased all outstanding membership units of CPM the (“CPM Acquisition”). In the CPM Acquisition, Fuse was the legal acquirer, and for accounting purposes, CPM was deemed to have acquired Fuse. As a result, CPM is consolidated with Fuse effective on the Change-in-Control Date.

On August 1, 2018, (“Maxim Closing Date”) we completed the acquisition of Maxim, the (“Maxim Acquisition”) for aggregate consideration of approximately $3,400,000. As of the Maxim Closing Date, Maxim and Fuse’s operations were consolidated. Maxim was subsequently dissolved and terminated on December 20, 2019.

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

We expect to fund our future business development activities and our working capital needs largely from available cash, improved future operations, and other traditional financing sources, such as a revolving line of credit facility, term notes, or private placements, until such time sufficient funds are provided by operations. There can be no assurance that our financing efforts will be successful, or if we will be able to achieve sufficient revenue and profitability growth from operations. If an event of default occurs under our Credit Agreement with CNH Fund I, L.P. (the “Credit Agreement”) or our Credit Agreement terminates, we could be prohibited from borrowing or unable to borrow for our working capital needs. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially reasonable terms, or at all. If we cannot borrow under the Credit Agreement, we would need to seek additional financing, if available, or curtail our operations. Additional financing may include restrictions on our operations, or, with equity financing, may result in our stockholders’ ownership being diluted.

Risks Related to Our Business and Industry

The COVID-19 outbreak may decrease demand for our products and disrupt our supply chain, and any decrease in demand or supply chain disruption resulting from COVID-19 would adversely affect our revenues and results of operations.

The COVID-19 global pandemic has presented and continues to present significant risks to our business plan. During the first quarter of 2020 and as a response to COVID-19, the Governor of Texas declared a state of disaster and issued an executive order requiring hospitals to defer all elective surgeries. The order was effective March 19, 2020 through April 22, 2020. On April 17, 2020, the Governor of Texas issued an additional executive order permitting hospital facilities to begin elective surgeries effective April 22, 2020 with certain restrictions, including maintaining a percentage of available beds for potential COVID-19 related patients. The disaster declaration in Texas and similar declarations in other governmental jurisdictions, specifically the temporary deferral of all elective surgeries, adversely impacted our results of operations for the second quarter 2020, in particular, the periods prior to April 22, 2020.  Our revenues and results of operations may be negatively and materially affected if: (i) our supply of our products or product components or ability to distribute our products, is materially reduced despite our efforts to manage potential supply-chain disruption; (ii) an outbreak materially impacts our headquarters or manufacturing operations for a sustained period of time; (iii) hospitals are again required to allocate resources to care for patients with COVID-19 and defer treatment of procedures utilizing our products; (iv) patients elect to defer treatment for procedures utilizing our products due to real or perceived concerns about the potential spread of coronavirus in hospital settings; and/or (v) vendors or manufacturers have additional supply chain issues caused by material shortages and workforce reductions, which lead to additional lead times for the machining and/or delivery of product.  A significant percentage of our products are utilized in elective surgeries or procedures, which may be deferred or avoided altogether due to the COVID-19 outbreak.  Any prolonged decrease in demand for our products or disruption to our business resulting from the COVID-19 outbreak similar to what we incurred in the second quarter of 2020 would adversely affect our revenues and results of operations.

We have significant concentration in and dependence on a small number of customers.

In 2021, our top five (5) customers represented approximately 36% of our consolidated net revenues. If an existing contract with one of our top customers expires without being replaced or the customer terminates the contract prior to its expiration, we could lose that customer relationship, which would adversely impact our business, future operating results, and financial condition.

We are exposed to risks of obsolete and slow-moving inventory which may adversely impact our cash flow and liquidity.

Maintaining an optimal level of inventories is important to our business.   If we over-stock our inventories, we might be exposed to increased slow-moving inventories.   Conversely, if we under-stock our inventories, we may be unable to meet customers’ demand. In either case, our liquidity and results of operations may be adversely affected. For the years ended December 31, 2021 and 2020, the total amount of our inventories, net of allowance for slow-moving and obsolete inventory, were approximately $8.7 and $7.0 million, respectively, and accounted for approximately 47.7% and 39.9%, respectively, of our total assets for the same years. For the years ended December 31, 2021 and 2020, we recorded a reserve for slow moving and obsolete inventory of $2.5 and $3.1 million, respectively.  Any increase in inventory may adversely affect our working capital. If we cannot manage our inventory level efficiently in the future, our liquidity and inventory may be adversely affected. Further, if we fail to stock appropriate medical devices and instruments to suit customer demand in the future, the volume of our obsolete and slow moving inventory may increase, and we may need to either sell off such inventory at a lower price or write off such inventory, in the event of which our business, financial condition, results of operation and cash flows will be adversely affected.

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

As of December 31, 2021, we distributed products from 56 suppliers. We are dependent on these suppliers for the continuing supply of products. In 2021, purchases of products from our largest supplier accounted for approximately 20% of purchases. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. An unforeseen delay in raw material supplies, a change in terms by a significant supplier, or a decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors could have a material adverse effect on our results of operations and financial condition.

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

Under FDA regulations, we are subject to the same FDA regulation as the manufacturers and suppliers for whom we distribute. These regulations govern (i) the manufacturing and processing of cellular and tissue products; (ii) the introduction of new medical devices; (iii) the observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion, and sales of the devices; (iv) the maintenance of certain records; (v) the ability to track devices; (vi) the reporting of potential product defects; (vii) the importing and exporting of devices; and (viii) various other matters. Furthermore, manufacturers that create the products we market face an increasing amount of scrutiny and compliance costs as more states implement regulations governing medical devices and Biologics. In addition, we are subject to ongoing compliance concerning our products with 510(k) Clearance, as well as potential onsite inspections by the FDA. Being found in violation and failing to correct an FDA compliance issue, could potentially result in product recall, product seizure, or the withdrawal of the 510(k) Clearance. These types of FDA regulations could affect many of the products we market, impacting our revenues and profitability, results of operations, and working capital.

Future regulatory action remains uncertain.

We operate in a highly-regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply or distribute our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our reputation, business, financial conditions, and results of operations.

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

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our products or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. Additionally, while we currently do not have cybersecurity coverage, we plan to evaluate options for this type of coverage in 2022.

We depend on the knowledge and skills of our executives and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.

We benefit substantially from the leadership and performance of our executives and certain key employees. For example, key members of our executive team have experience with successfully scaling an early-stage medical device company to achieve profitability. Our success will depend on our ability to retain our current executives and key employees, and to attract and retain qualified personnel in the future. Competition for executives and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel nor attract new, qualified personnel. This uncertainty may be especially true during periods in which we face challenges such as financial difficulties or a reduced stock price. The loss of the services of certain members of our executives or key employees could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements. Each member of the executive team and our key employees may terminate employment without notice and without cause or good reason. The members of our executive team are not subject to non-competition or employment agreements. Accordingly, the adverse effect resulting from the loss of certain members of the executive team could be compounded by our inability to prevent them from competing with us.

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

Messrs. Reeg and Brooks, members of our executive team, have economic interests in other companies with which we do business. These relationships could create, or appear to create potential conflicts of interest. Such a conflict of interest could potentially cause a member of our executive team to seek to advance his economic interests above ours. Moreover, transactions with related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties.

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

As a group, our executives and directors beneficially own approximately 89.78% of our outstanding shares of Common Stock. Because of this ownership, these stockholders can assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change-in-control. Such concentration of ownership of our outstanding Common Stock could delay or prevent a change-in-control, or otherwise discourage or prevent a potential acquirer from attempting to obtain control of our Company, possibly negatively affecting the market price of our Common Stock. This significant ownership could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of executives and directors may not always coincide with the interests of our Company or the interests of other stockholders causing us to enter into transactions or agreements that we would not otherwise consider.

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

	High	Low
Fiscal 2021
First Quarter	$0.30	$0.09
Second Quarter	0.18	0.08
Third Quarter	1.90	0.13
Fourth Quarter	0.99	0.27
Fiscal 2020
First Quarter	$0.60	$0.32
Second Quarter	0.55	0.00
Third Quarter	0.10	0.05
Fourth Quarter	0.12	0.06

Holders of Record

As of March 21, 2022, there were 353 account holders of record of our Common Stock listed with our transfer agent, American Stock Transfer and Trust Company, LLC.

Dividends

We have not paid or declared any dividends on our Common Stock during the past three (3) fiscal years and we do not intend to pay any dividends on our Common Stock for the foreseeable future.

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

Explanatory Note

As described in “Item 1. Business, Corporate and Available Information,” and elsewhere in this Annual Report, our Financial Statements include the accounts of our Company and our wholly-owned subsidiaries, CPM and, prior to its dissolution, Maxim. Intercompany transactions have been eliminated in consolidation.

Overview

We are a Manufacturer, distributor, and wholesaler of medical devices offering a broad portfolio of Orthopedic Implants, Biologics, and other medical devices. A more detailed description of our business operation can be found in “Item 1. Business” within this Annual Report.

We believe 2021 proved pivotal for our growth as a Manufacturer and innovative product developer. Our focus to shift our business model from a sole distributor to an integrated Manufacturer and distributor has seen successful results in 2021, with continued growth and success leading into 2022. Highlights of our 2021 strategic milestones include the following:

(i)	On June 9, 2021, we successfully held our second Annual Meeting of Fuse Shareholders (“2021 Annual Meeting”).

(ii)	In January 2021, we entered into a marketing agreement with CarePICS Telehealth to increase our wound care offerings.

(iii)

In January 2021, we entered into an exclusive agreement with Orthovestments, LLC for the manufacturing and commercialization of the novel OrbitumTM Compression Staple System which increases our Manufactured product portfolio. In August 2021, we launched the distribution of the Orbitum™ Compression Staple System.

(iv)	In February 2021, we launched our Fuse ACP Anterior Cervical Plating System, expanding our offerings in our Spine division and Fuse branded products.

(v)	In August 2021, we launched the FusePure™ DBM product line of bone void fillers, expanding our osteobiologics portfolio.

(vi)	In September 2021, we officially launched the FuseChoice™ Dermal Matrix, which expanded our manufactured product portfolio and increases our competitive advantage in the medical device industry.

(vii)	In October 2021, we entered into a marketing agreement with Induce Biologics USA, Inc. for the exclusive Texas distribution of Urist NMP cortical fibers and particulates.

(viii)	In December 2021, we entered into a marketing agreement with BRM Extremities for the exclusive US national distribution of Silktoe® metatarsophalangeal joint arthroplasty implant.

(ix)

In December 2021, we launched the FuseTrilogy TM Viable Bone Matrix, an osteoconductive, osteoinductive & osteogenic DMSO-free bone void filler, which further expands our product portfolio of osteobiologics.

Severe Weather Conditions

During February 2021, the state of Texas experienced record-breaking winter weather which resulted in dangerous road conditions, widespread power outages, water outages and contamination of the water supply, causing significant disruptions through-out Texas, including our corporate office and distribution center for several days.

Our executive management team immediately focused on the health and wellbeing of our employees, while also working to minimize the impact on our customers. We resumed full operations on March 1, 2021. (See Item 1A. “Risk Factors- Risks Related to Our Business and Industry”, for additional information).

Impact of COVID-19 to Fuse

Beginning in the first quarter of 2020, the novel coronavirus SARS-CoV-2 global pandemic ("COVID-19") has significantly impacted Texas, the United States and global economies. The COVID-19 pandemic has significantly affected our customers, employees, and business operations. In Texas and in the United States generally, the pandemic has led to the cancellation or deferral of elective surgeries and procedures with certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of businesses. Since the first quarter of 2020, in response to COVID-19, the Governor of Texas declared several executive orders limiting elective surgeries based on hospital facility capacity. During January 2021, certain of our hospital facility customers temporarily restricted elective surgeries. Generally, these surgical cases were deferred and rescheduled to subsequent months.

In August 2021, Texas Governor Gregg Abbott sent a letter to all hospitals in Texas requesting that they voluntarily defer elective surgeries in connection with the rise of COVID-19 cases due to the Delta variant.

In November 2021, the World Health Organization designated a new variant, Omicron, which surged throughout the fourth quarter of 2021 and into 2022.

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

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during 2022 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves in markets we serve, including from new variants of COVID-19, (ii) the comfort level of patients in returning to clinics and hospitals, (iii) the extent to which localized elective surgery shutdowns occur, (iv) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (v) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

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

For the years ended December 31, 2021 and 2020, approximately $10.3 million (50.5%) and $12.8 million (60%) of revenues were generated during the third and fourth quarters of 2021 and 2020, respectively.

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

Wholesale Cases in our industry command lower revenue price-points than Retail Cases as the third-party reseller must build in its own profit margin. Because Wholesale Cases involve sales to third parties who sell our products to end customers, our profit margins are reduced for these Cases due to the lower sales price. Consequently, our Wholesale Cases generate substantially lower gross profit than our Retail Cases, which is offset in part by the fact that we do not incur any commission costs on Wholesale Cases.

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

To offset pricing pressure, we employ strategies to optimize revenue per Case. During 2021, we believe we partially mitigated the impact of pricing pressures as reflected with average revenue per Case of $4,886 for 2021 and $5,583 for 2020, or an approximate 12.5% reduction. During 2021, our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 92% of revenue, or an approximate 3% increase over 2020.

Compensation Initiatives

We expect to continue to offer compensation and other valuable long-term incentives, such as equity incentives, to key distributors, executives, and employees as a means to expand our strategic partnerships and industry relationships. During 2021, our Board granted equity incentives to our Board of Directors. (See “Item 1. Business” for additional information).

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the Financial Statements and related notes included in this report.

	For the Year Ended December 31, 2021	% of Total Revenues 2021	For the Year Ended December 31, 2020	% of Total Revenues 2020
Net revenues	$20,414,268	100%	$21,398,936	100.0%
Cost of revenues	8,478,561	42%	8,694,713	41%
Gross profit	11,935,707	58%	12,704,223	59%
Operating expenses
Selling, general, administrative, and other	7,013,297	34%	6,541,659	31%
Commissions	7,050,278	35%	7,086,335	33%
Depreciation and amortization	67,638	0%	104,143	0%
Total operating expenses	14,131,213	69%	13,732,137	64%
Operating loss	(2,195,506)	-11%	(1,027,914)	-5%
Other income (expense):				0%
Change in fair value of contingent purchase consideration	342,168	2%	(290,635)	-2%
Interest expense	(78,230)	0%	(94,953)	0%
Gain on Payroll Protection Program Loan extinguishment	361,400	2%	-	0%
Total other income (expense)	625,338	3%	(385,588)	-2%
Operating loss before income tax	(1,570,168)	-8%	(1,413,502)	-7%
Income tax expense	17,723	0%	18,993	0%
Net loss	$(1,587,891)	-8%	$(1,432,495)	-7%

Net Revenues

For the year ended December 31, 2021, our net revenues were $20,414,268 compared to $21,398,936 for the year ended December 31, 2020, a decrease of $984,668, or approximately 4.6%.

For the year ended December 31, 2021, Retail Case volume increased approximately 11%, while the average revenue per Retail Case decreased approximately 11%, compared to the year ended December 31, 2020, resulting in revenues from Retail Cases decreasing by approximately 2% compared to revenues from Retail Cases for the year ended December 31, 2020. Revenues from Retail Cases as a percentage of total revenues increased to 92% of revenues for the year ended December 31, 2021, from 89% of revenues for the year ended December 31, 2020. We believe the increase in revenue from Retail Cases as a percent of total revenues reflects the execution of our strategies to shift more of our business to higher margin Retail Cases through improvement of our supply chain management.  Consequently, wholesale revenue as a percent of total revenue has decreased.

As discussed above in “Current Trends and Outlook”, we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Retail Cases to maintain gross profit levels. We intend to increase our Retail Case volume by increasing sales volumes with our existing retail customer base, as well as expanding our national distribution by on-boarding new medical facilities, surgeons, and distributors.

The FDA issued guidance in November 2017 in connection with a comprehensive policy framework for the development and oversight of regenerative medicine products, including human cell and tissue products (HCT/P). Prior to this, it was believed that amniotic fluid was a HCT/P Regulated under 21 CFR 1271.3(d)(1) and Section 361 of the PHS Act. In this 2017 guidance, the FDA determined that amniotic fluid would be regulated as a Section 351 Biologic and require an approved Biologics License Application (BLA) for it to be commercialized. However, the FDA allowed a 36-month grace period, which was later extended to May 31, 2021, during which the FDA exercised enforcement discretion. In April 2021, the FDA announced no further extensions would be granted and we discontinued all sales of amniotic fluid as of May 31, 2021. The loss of this product line in 2021 resulted in a decrease in revenues. Consequently, until either a BLA is granted, or regulations are reconsidered, we will explore alternative options to replace this revenue stream.

Cost of Revenues

For the year ended December 31, 2021, our cost of revenues was $8,478,561 compared to $8,694,713 for the year ended December 31, 2020, which is a decrease of $216,152, or approximately 2.5%.

As a percentage of revenues, cost of revenues was approximately 42% for the year ended December 31, 2021, compared to 41% for the year ended December 31, 2020. As a percentage of revenues, this increase was primarily driven by (a)(i) an approximate 3% increase in medical instruments purchased, for the launch of new product lines, (ii) an approximate 1% increase in cost of revenues primarily driven by product mix; offset in part by, an approximate 3% decline in the inventory loss provision for slow-moving and obsolescence and inventory shrink.

The increase in medical instruments purchased is due to our investment into new product lines in 2021 that require instrumentation to sell to both retail and wholesale consumers. We expect investment into medical instruments to continue in 2022 and beyond, which could negatively impact gross profit. However, once the new product lines are commercialized, the medical instrument expense is expected to decline significantly and increase overall gross profit.

Also due to the reduction in revenue trend we have experienced in 2020 and 2021, we have increased cost of revenues from expiring product that may have been utilized if revenues had remained consistent or had increased. If revenues increase in the future our costs associated with expired and obsolete inventory may be minimized and increase gross profit.

Gross Profit

For the year ended December 31, 2021, our gross profit was $11,935,707 compared to $12,704,223 for the year ended December 31, 2020, representing a decrease of $768,516, or approximately 6.0%.

As a percentage of revenues, gross profit decreased 1% to approximately 58% from approximately 59% for the years ended December 31, 2021 and 2020. As a percentage of revenues, the decrease primarily resulted from those items discussed in Cost of Revenues.

Selling, General, Administrative and Other

For the year ended December 31, 2021, our selling, general, administrative, and other expenses (SG&A) were $7,013,297 compared to SG&A of $6,541,659 for the year ended December 31, 2020, representing an increase of $471,638 or 7.2%.

As a percentage of net revenues, SG&A accounted for approximately 35% for the year ended December 31, 2021, and 31% for the year ended December 31, 2020. As a percentage of revenues, the increase of approximately 4% was primarily driven by: (a)(i) a $475,110 increase in leased staffing costs,  (a)(ii) a $162,236 increase in other administrative expenses, (a)(iii) a $158,157 increase in travel, entertainment, and marketing, and (a)(iv) a $13,563 increase in professional fees; offset, in part by, (b)(i) a $295,271 reduction in stock based compensation, and (b)(ii) a $42,157 reduction in bad debt expense.

In 2020, to mitigate the negative impacts of COVID-19, the salaries of key employees were reduced. In 2021, the majority of the reduced salaries were reinstated, thus attributing to increased leased staffing costs. We also evaluated the competitiveness of our key employees’ salaries in 2021. As increased information and technology emerged to address treatment and prevention of COVID-19, we were able to strengthen our workforce and resume business growth initiatives, reflected in the increase in travel, entertainment, and marketing expenses. We believe that our reinvestment in retaining key employees and growth initiatives as well as marketing and commercializing the new product lines will drive sales in later periods, as the adverse economic and social impacts of COVID-19 diminish.

Commissions

For the year ended December 31, 2021, our commissions expense decreased to $7,050,278 from $7,086,335 for the year ended December 31, 2020, a decrease of $36,057, or approximately 0.5%. As a percentage of net revenues, commissions expense accounted for approximately 35% for the year ended December 31, 2021, and 33% for the year ended December 31, 2020. The overall reduction of commissions expense directly relates to the reduction of revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020, however the increase in commissions expense as a percent of revenue is a result of higher average commission rates of the total revenues.

Depreciation and Amortization

For the year ended December 31, 2021, our depreciation and amortization expense decreased to $67,638 from $104,143 for the year ended December 31, 2020, a decrease of $36,505. The decrease is primarily the result of an approximate (a)(i) $11,440 reduction in amortization of intangible assets which were fully amortized, such as noncompete agreements and customer relationships, acquired pursuant to the Maxim Acquisition (see Note 4 of our accompanying consolidated Financial Statements, entitled “Goodwill and Intangible Assets”), and (a)(ii) an approximate $25,065 decrease in depreciation expense as a result of fully depreciated fixed assets.

Change in Fair Value of Contingent Purchase Consideration

For the year ended December 31, 2021, we determined that the earnings thresholds, as detailed in the CPM Acquisition Agreement, were not met for payments under the earn-out (“Earn-Out”). Therefore, based on our 2021 financial performance, we will make no payments to NC 143 for either the base Earn-Out or the bonus Earn-Out for 2021.

As of December 31, 2021, the fair value of the Earn-Out liability was re-measured to fair value under the probability weighted income approach, as further explained in Note 2 of our accompanying consolidated Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.” As a result, the current fair value of the Earn-Out liability was reduced by $342,168, from $11,936,000 to $11,593,832. For more information on the change in the fair value of contingent purchase consideration, please see Note 2 on our accompanying Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.”

Interest

For the year ended December 31, 2021, our interest expense declined to $78,230 from $94,953 for the year ended December 31, 2020, which is a reduction of $16,723, or approximately 17.6%. The decline of $16,723 was primarily driven by (a)(i) an approximate $15,140 decrease in interest related to our Credit Agreement, (a)(ii) an approximate $5,439 decrease related to accrued interest on our PPP Loan; offset, in part by, (b)(i) an approximate $3,763 increase related to accrued interest on our EIDL Loan, and (b)(ii) an approximate $94 increase in interest expense related to the notes payable – related parties. The decrease of $15,140 in interest expense on our RLOC is primarily driven by (a)(i) an approximate $15,594 reduction in interest related to total borrowings, offset, in part, by (b)(i) an approximate $454 increase in interest related to interest rates

Income Tax

For the year ended December 31, 2021, we recognized a tax expense of $17,723, compared to $18,993 for the year ended December 31, 2020. The reduction of $1,270, or approximately 6.7%, is primarily attributable to the factors previously discussed that increase our operating loss before income taxes. For additional information, please see Note 11 of our accompanying consolidated Financial Statements, entitled “Income Taxes.”

Net Loss

For the year ended December 31, 2021, we had a net loss of $1,587,891, compared to net loss of $1,432,495 for the year ended December 31, 2020, reflecting an increase in our net loss of $155,396, or approximately 10.8%, as a result of factors discussed previously.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Year Ended December 31,
	2021	2020
Net cash provided by/(used in) operating activities	$(1,778,328)	$236,654
Net cash used in investing activities	-	(20,757)
Net cash (used in)/provided by financing activities	1,144,060	(127,749)
Net increase (decrease) in cash and cash equivalents	$(634,268)	$88,148

Net Cash Provided by/(Used In) Operating Activities

Our net cash used in operating activities was $1,778,328 for year ended December 31, 2021, compared to net cash provided by operating activities of $236,654 for the year ended December 31, 2020. The increase of cash used in operating activities of $2,014,982 primarily resulted from: (a)(i) an approximate $2,783,395 of cash used for non-cash adjustments, (a)(ii) an approximate $2,770,992 increase in cash used for inventories, (a)(iii) an approximate $155,396 decrease in cash provided by net loss, offset in part by, (b)(i) an approximate $1,380,212 increase in cash provided by long term accounts receivable, (b)(ii) an approximate $1,031,504 increase in cash provided by accrued expenses, (b)(iii) an approximate $741,311 increase in cash provided by accounts payable, (b)(iv) an approximate $539,139 increase in cash provided by account receivables, and (b)(v) an approximate $2,635 increase in cash provided by prepaid expenses and other current assets.

Net Cash Used In Investing Activities

Our net cash used in investing activities for the year ended December 31, 2021, was zero compared to $20,757 for the year ended December 31, 2020. This decrease of $20,757 was primarily driven by previous year investment in information technology related to new and replacement user workstations.

Net Cash Provided by (Used In) Financing Activities

Our net cash provided by financing activities was $1,144,060 for the year ended December 31, 2021, compared to net cash used in financing activities of $127,749 for the year ended December 31, 2020. This decrease of $1,271,809 is primarily driven by (a)(i) $74,203 increase in cash used for paying Amegy RLOC; offset in part, by (b)(i) $361,400 reduction in proceeds from the PPP, (b)(ii) $200,000 reduction in proceeds from notes payable – related parties, and (b)(iii) $300,000 increase in cash used for payment of the EIDL Loan, (b)(iv) $11,000 increase in cash provided by stock option exercises, (b)(v) 2,432,770 increase in cash provided by new credit agreement, (b)(vi) 236,358 increase in cash used for obtaining new credit facility.

Liquidity

Our primary sources of liquidity are cash from our operations and the Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., a Delaware limited partnership (“CNH”) described below. On December 31, 2021, our current assets exceeded our current liabilities by $2,882,802 (our “Working Capital”), which included $553,190 in cash and cash equivalents. We believe cash from our operations and net borrowings on our Credit Agreement supports our Working Capital needs for 2022. Beyond 2022, we believe that we will be able to support itself through our Credit Agreement until the we are able to support ourself solely from the cash provided by operations.

On December 14, 2021, we entered into the Credit Agreement with CNH. The Credit Agreement provides for a secured revolving credit facility maturing on January 1, 2025 (the “Facility”) with an initial maximum principal in the amount of $5,000,000.  Borrowings under the Facility are subject to a borrowing base as set forth in the Credit Agreement.

We used borrowings under the Facility to repay in full (i) our Amended and Restated Business Loan Agreement, dated December 31, 2017, among ZB, N.A. (d/b/a Amegy Bank) as amended (the “RLOC”), and (ii) the U.S. Small Business Administration Loan Authorization and Agreement, dated May 12, 2020, with the U.S. Small Business Association, as amended. Borrowings under the Credit Agreement may be used for working capital and payment of fees, costs and expenses incurred in connection with the Credit Agreement.

Borrowings under the Facility bear interest at a floating rate, which will be at the Prime Rate plus 1.75%.  Under the Facility, we must pay certain fees as set forth in the Credit Agreement. Our obligations with respect to the Credit Agreement are secured by a pledge of substantially all of our assets, including accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in our subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the Credit Agreement contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of each calendar month (i) a current ratio of not less than 1.0 to 1.0, (ii) a fixed charge coverage ratio of not less than 1.0 to 1.0, (iii) a loan turnover rate of not greater than 60, and (iv) minimum liquidity of not less than $175,000, provided that if we comply with the fixed charge coverage ratio for twelve consecutive months, the minimum liquidity covenant shall cease to be effective. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit [10.45] to this Form 10-K.

We rely on the Credit Agreement for capital expenditures and day-to-day Working Capital needs. As of March 21, 2022, we had approximately $530,544 in available cash, and $412,400 available on our Credit Agreement for borrowing (subject to certain borrowing base limitations). Borrowings on our Credit Agreement are repaid from cash generated from our operations.

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

Economic Injury Disaster Loan

On May 12, 2020, we executed the standard loan documents required for securing an EIDL Loan from the SBA in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. In connection therewith, we received a $10,000 advance, which does not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in our accompanying consolidated statements of operations in 2020. (See Note 8, “Economic Injury Disaster Loan” of our accompanying consolidated notes to our Financial Statements, beginning on page F-1).

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

The A&R SBA Loan Agreement was paid in full in conjunction with entering into the Credit Agreement.

Our strategic growth plan provides for capital investment for new product launches, private label branding, and the upgrade of our financial systems which support our infrastructure. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $2 million to $3 million and anticipate these investments to occur primarily during the calendar year 2022. We expect sources of capital for these investments to be derived from cash from operations and utilizing the maximum limit with our new credit facility.

Impact of Inflation

We do not believe the effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has had a material impact on our Financial Statements for the year ended December 31, 2021.

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

Under the supervision and with the participation of our Board, including our Chief Executive Officer, and Interim Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act) of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, our Chief Executive Officer, and Interim Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective. There was a transition from the previous CFO and certain key controls were not performed during that transition. If the controls had been performed, they were designed to effectively prevent or detect material misstatements in the financial statements. There were other controls that we were unable to test and were unable to confirm their operating effectiveness.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Interim Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Our internal control over financial reporting is a process designed to ensure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our Board, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our Chief Executive Officer and Interim Chief Financial Officer used the criteria that have been set forth by COSO in Internal Control – Integrated Framework (2013). Based on evaluation by our Chief Executive Officer and Interim Chief

Financial Officer and under the COSO criteria, our Chief Executive Officer and Interim Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2021 was not effective.

Changes in Internal Control over Financial Reporting

On December 3, 2021, pursuant to our agreement with CFO Consulting Partners, LLC John Gross became the Company’s Interim Chief Financial Officer. The Company believes it was not materially affected or is reasonably likely to be materially affected by this change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names and ages of our directors and executive officers are set forth below. William E. McLaughlin resigned his position as Chief Financial Officer, Treasurer and Director effective November 29, 2021. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are appointed by our Board. On December 3, 2021, we engaged CFO Consulting Partners, LLC to provide interim Chief Financial Officer (CFO) services, which include oversight and support to our current financial and operational processes and capabilities, while we search for a permanent CFO. Mr. John Gross, age 71, serves as the representative of CFO Consulting Partners in this capacity. There is no other agreement or understanding between us and any director or executive officer pursuant to which they were selected as an officer or director.

Name	Age	Position
Christopher C. Reeg	58	Chief Executive Officer, Secretary and Director
Mark W. Brooks	56	Chairman of the Board, President and Director
Renato V. Bosita, Jr., MD	50	Independent Director
John S. Gross	71	Interim Chief Financial Officer

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

Renato V. Bosita, Jr., MD

Dr. Bosita has served as an independent member of our Board since his appointment on August 1, 2017. Dr. Bosita is a spine fellowship-trained orthopedic surgeon based in Plano, Texas. He attended Stanford University where he received a degree in biological sciences in 1992. He then attended the University of Chicago Pritzker School of Medicine and completed his residency in orthopedic surgery at Loyola University Medical Center. While a resident at Loyola University Medical Center in 2001, Dr. Bosita earned a Master of Business Administration degree from the Northwestern University J. L. Kellogg Graduate School of Management. Dr. Bosita completed his spine fellowship at University Hospitals of Cleveland in 2002. Dr. Bosita currently practices as a spine surgeon at Texas Back Institute, headquartered in Plano, Texas. Additionally, Dr. Bosita is the Chairman of the Board of Managers for Texas Health Presbyterian Hospital of Rockwall, and he is also member of its finance committee. Dr. Bosita was appointed to the Board for his experience in the healthcare industry and business acumen.

John S. Gross

Mr. Gross has served Interim Chief Financial Officer from December 3, 2021, pursuant to our agreement with CFO Consulting Partners, LLC described above. Mr. Gross has 35 years of previous public and private company Chief Financial Officer experience across several industries including technology, software and consumer products. Mr. Gross held senior financial positions at PepsiCo, Cadbury Schweppes, and Reader’s Digest. He also held CFO positions at FactSet Research Systems, Rare Medium, and TradingScreen, Inc. prior to his joining CFO Consulting Partners in 2016 where he has held several Interim CFO positions. He started his career at PricewaterhouseCoopers, earned his MBA at the Stern School of Business, and a CPA in New York.

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

We believe that, during 2021, our directors, executive officers, and ten percent (10%) stockholders complied with all Section 16(a) filing requirements, except that Form 5s filed on February 23, 2022 by Messrs. Brooks and Reeg were filed nine days after the February 14 deadline due to expired EDGAR codes.

Corporate Governance

Board Committees

We do not believe that with the current size of our Company, it is necessary for us to have a separately-designated standing audit committee, therefore our entire Board serves as the audit committee. William E. McLaughlin III served as our “audit committee financial expert,” as such term is defined under the rules promulgated under the Exchange Act. Due to Mr. McLaughlin’s resignation, we are seeking a new director to serve as our “audit committee financial expert” and in the interim John Gross is advising the Board in this capacity. For more information on Mr. Gross, please see “Item 10. Executive Officers and Directors” in this Annual Report.

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

On November 4, 2021, the Board established the Clinical Evaluation Committee, whose purpose is to oversee and advise the Board on the Company’s goals, strategies, and commitments related to the clinical evaluation of Natural Matrix Proteins (“NMP”). Dr. Bosita was elected to serve as the initial and sole director of the Clinical Evaluation Committee.

We have not made any material changes to the procedures to which the security holders may recommend Board candidates to our Company during the year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our named executive officers (“Named Executive Officers”) should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Our Named Executive Officers for the year ended December 31, 2021, were:

•	Christopher C. Reeg, Chief Executive Officer
•	William E. McLaughlin, III, Chief Financial Officer
•	Mark W. Brooks, President

Mr. McLaughlin resigned as our Chief Financial Officer effective November 29, 2021. On December 3, 2021, we engaged CFO Consulting Partners, LLC to provide interim Chief Financial Officer (CFO) services, which include oversight and support to our current financial and operational processes and capabilities, while we search for a permanent CFO. Mr. John Gross serves as the representative of CFO Consulting Partners in this capacity. Mr. Gross is not separately paid by the Company for his services provided under the CFO Consulting Partners agreement.

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

The base salary for our Named Executive Officers for the year ending December 31, 2021, was:

Christopher C. Reeg:	$285,000
William E. McLaughlin:	$190,000
Mark W. Brooks:	$550,000

At the beginning of 2021, our Board determined that $300,000 was an appropriate base salary for Mr. Reeg due to the amount of responsibility and oversight that the Chief Executive Officer position requires. However, due to the cost saving initiatives, onset by the adverse impacts of COVID-19, Mr. Reeg earned $285,000 for the year ended December 31, 2021.

At the beginning of 2021, Board believed that $200,000 base salary for Mr. McLaughlin was appropriate because Mr. McLaughlin served as our Chief Financial Officer, a position that is primarily responsible for the financial well-being of our Company. Additionally, the Board sought to provide Mr. McLaughlin with a competitive salary for his extensive financial and accounting background. However, due to the cost saving initiatives, onset by the adverse impacts of COVID-19, Mr. McLaughlin earned $190,000 for the year ended December 31, 2021.

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

2021 Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by our Company for 2021 and 2020, to our Named Executive Officers, including our Chief Executive Officer (“Principal Executive Officer”) and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

						Non-Equity	Non- Qualified
						Incentive Plan	Deferred Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
(a)	(b)	($)(c)(5)	($)(d)	($)(e)	($)(f)	($)(g)	($)(h)	($)(i)(4)	($)(j)
Christopher C. Reeg (1)	2021	$285,000	-	$50,000	-	-	-	$229,297	$564,297
Chief Executive Officer	2020	264,231	-	-	-	-	-	235,110	499,341
William E. McLaughlin III (2)	2021	190,000	-	-	-	-	-	9,500	199,500
Chief Financial Officer	2020	176,153	-	-	-	-	-	-	176,153
Mark W. Brooks (3)	2021	550,000	-	50,000	-	-	-	841,370	1,441,370
President	2020	540,865	-	-	-	-	-	1,331,797	1,872,662
(1)	Appointed December 19, 2016, as our Chief Executive Officer. On January 18, 2019, our Board appointed Mr. Reeg as our Secretary.
(2)

Appointed April 6, 2017, as our Interim Chief Financial Officer. On January 18, 2019, our Board appointed Mr. McLaughlin as our Chief Financial Officer and Treasurer. Mr. McLaughlin resigned as our Chief Financial Officer and Treasurer effective November 29, 2021.

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

(5)

The 2021 salary for Messrs. Reeg and McLaughlin were less than their agreed upon base salary due to the temporary company-wide salary reductions which were part of our strategic cost reductions in response to minimizing the impact of COVID-19 on our Company.

Provisions of Termination or Change-in-Control

In the event of a change-in-control, NC 143 would receive Earn-Out payments pursuant to the CPM Acquisition Agreement and all equity awards pursuant to the 2018 Equity Plan would fully vest.

Other Executive Compensation Arrangements

Pursuant to the resignation of our CFO, William McLaughlin, we contracted an Interim Chief Financial Officer who is compensated on an hourly basis under our agreement with CFO Consulting Partners, LLC.

Outstanding Awards at Fiscal Year End

The following information is descriptive of options of shares of Common Stock that have not vested but we granted to our Named Executive Officers as of December 31, 2021.

	Option Awards					Stock Awards
Name and Principal Position (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g) (1)	Market value of shares or units of stock that have not vested (#) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Christopher C. Reeg Chief Executive Officer	-	-	-	-	-	549,253	$200,000	-	-
William E. McLaughlin, III Chief Financial Officer	-	-	-	-	-	-	$-	-	-
Mark W. Brooks President	-	-	-	-	-	549,253	$200,000	-	-

(1)

Each of our Named Executive Officers received four (4) restricted stock awards (“RSAs”): (i) 65,000 shares of Common Stock, granted September 21, 2017; (ii) 188,500 shares of Common Stock, granted December 14, 2017; (iii) 222,223 shares of Common Stock, granted on December 10, 2018, which were modified on August 7, 2019, and (iv) 73,530 shares of Common Stock, granted November 4, 2021, pursuant to the 2018 Equity Plan. These shares of Common Stock subject to the RSA shall vest upon: (i) the occurrence of one of the following events (each, an “Accelerating Event”): (A) the listing of our Common Stock on either the NYSE or the NASDAQ Stock Market; or (B) a Change in Control (as defined in the RSA Agreement); and (ii) the delivery by the RSA recipient to our Company of a Notice of Acceleration of Vesting (as defined in the RSA Agreement) no later than sixty (60) days following the earlier of (A) the date our Company sends written notice of such Accelerating Event or (B) the date the RSA recipient actually or constructively becomes aware that such Accelerating Event has occurred (such 60-day period, the “Acceleration Notice Period”).

(2)	Due to Mr. McLaughlin’s resignation effective November 29, 2021, all of his previously granted RSAs were forfeited pursuant to the terms of the 2018 Equity Plan.

Director Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our directors should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Please note that this disclosure excludes our other three (3) directors who also serve as Named Executive Officers of our Company. Please refer to the above to “Item 11. Executive Compensation - 2021 Summary Compensation Table” and the related narrative disclosure for information about the compensation those individuals received in their capacities as directors.

Our independent director (“Independent Director”) for the year ended December 31, 2021, was:

•	Renato V. Bosita Jr., MD.

Director Compensation Philosophy and Objectives

Our Board receives comparative market data and recommendations regarding the structure of our Independent Director compensation and the amounts paid through either cash-incentives or equity awards to our non-management directors. For the year ended December 31, 2021, we did not pay our Independent Directors a retainer in the form of cash compensation. Due to the size of our Company and our status as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, our Board determined that there is currently no need to pay a retainer fee to active Board members. However, we do pay all of our directors for their services as members of the Board, at the election of the individual director, a cash fee or in the form of stock awards. Additionally, directors who participate on a special committee of the Board may receive a one-time cash payment, at the discretion of our Board.

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

2021 Director Compensation

For the year ended December 31, 2021, our Board, as compensation for service as a director, offered each director, at such director’s election, either (i) a $50,000 cash payment, or (ii) a stock award of $50,000 in the form of RSAs.  Dr. Bosita elected to receive a cash payment, and Messrs. Brooks and Reeg elected a stock award. Additionally, there were no independent special committees in which participating directors received additional compensation during the fiscal year 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2021.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2018 Amended and Restated Equity Incentive Plan(1)	1,745,000	$0.86	5,680,771
Equity compensation plans not approved by security holders
None.	-	$-	-
Total	1,745,000	$0.86	5,680,771
(1)	On December 21, 2018, on our Definitive Information Statement, our majority stockholders ratified our 2018 Equity Plan by written consent, which was approved by our Board on December 13, 2018.

As of December 31, 2021, there were no stock options to purchase that were not subject to any equity compensation plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 21, 2022, by: (i) those persons known by us to be owners of more than 5% of our Common Stock; (ii) each director; (iii) our Named Executive Officers for 2021; and (iv) all of our Named Executive Officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, Texas 75080.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
5% Stockholders:
Common Stock	Mark W. Brooks (2)	57,586,438	76.46%
Common Stock	Christopher C. Reeg (3)	8,370,935	11.30%
Directors and Named Executive Officers:
Common Stock	Mark W. Brooks (2)	57,586,438	76.46%
Common Stock	Christopher C. Reeg (3)	8,370,935	11.30%
Common Stock	William E. McLaughlin III (4)	-	-
Common Stock	Renato V. Bosita Jr., MD (5)	1,475,723	2.02%
Common Stock	All directors and executive officers as a group (4 persons) (6)	67,433,096	89.78%

(1)

Applicable percentages are based on 72,895,793 shares of Common Stock issued and outstanding as of March 21, 2022. Beneficial ownership is determined by SEC rules and generally includes voting or investment power with respect to securities. Shares of Common Stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 21, 2022, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. The table includes shares of Common Stock, options and warrants and convertible notes exercisable or convertible into Common Stock and vested or vesting within sixty (60) days of March 21, 2022.

(2)

Mark W. Brooks. Mr. Brooks is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 54,620,130 shares of Common Stock owned by NC 143, 2,417,055 shares of Common Stock issuable upon the conversion of the convertible promissory notes (“Notes”) held by NC 143, and 549,253 shares of Common Stock issued to Mr. Brooks for his services to the Board. Mr. Brooks has no dispositive investment power over the 549,253 shares of Common Stock, which were awarded pursuant to RSAs, until those shares vest.NC 143 may be reached at the following address: 1565 N Central Expressway, Suite 400, Richardson, TX 75080.

(3)

Christopher C. Reeg. Mr. Reeg is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 6,611,613 shares of Common Stock owned by RMI, 1,210,069 shares of Common Stock issuable upon the conversion of the Notes held by RMI, and 549,253 shares of Common Stock issued to Mr. Reeg for his services to the Board. Mr. Reeg has no dispositive investment power over the 549,253 shares of Common Stock, which were awarded pursuant to RSAs, until those shares vest. RMI may be reached at the following address: 1565 N Central Expressway, Suite 500, Richardson, TX 75080.

(4)

William E. McLaughlin, III. Mr. McLaughlin is a Named Executive Officer and a director. Mr. McLaughlin resigned from Fuse effective November 29, 2021. The 475,723 shares of Common Stock previously issued to Mr. McLaughlin for his services to the Board have been forfeited pursuant to the terms of our 2018 Stock Incentive Plan and the related award agreements.

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

Notes Payable – Related Parties

On May 6, 2020, we borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under our Credit Agreement. On March 25, 2022, the two promissory notes were amended to extend the maturity date from May 6, 2022, to May 6, 2023.

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

NCE, LP Leases

As disclosed in “Item 2. Properties” in this Annual Report, we lease an approximately 11,500 square-foot space as our principal executive office from NCE, LP, a real estate investment company that is 100% owned and controlled by Mr. Brooks. The CPM Lease was effective January 1, 2013, and the Fuse Lease was effective July 14, 2017. Both the CPM Lease and the Fuse Lease terminated December 31, 2017, with month-to-month renewals with the option of renegotiation a long-term lease renewal or relocation in the future. For the year ended December 31, 2021, we continued both the CPM Lease and Fuse Lease on month-to-month terms with the option of renegotiating a long-term lease renewal or relocation in the future.

For the year ended December 31, 2021, we paid approximately $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the accompanying consolidated statements of operations to our Financial Statements.

AmBio Contract

As disclosed in “Item 1. Business” in this Annual Report, AmBio provides us with payroll processing, employee benefit administration, and related human capital services to us. Mr. Brooks controls and owns 100% of AmBio. As of December 31, 2021, we had balances due to AmBio of approximately $170,784. For the year ended December 31, 2021, approximately $195,093 of fees were paid to AmBio for its services and are reflected in selling, general, and administrative expenses on the accompanying consolidated statements of operations to our Financial Statements.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

For the year ended December 31, 2021, we:

•

sold Orthopedic Implant and Biologics products to MedUSA in the amounts of approximately $1,400, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements; and

•	incurred approximately $3,696,583, in commission costs to MedUSA, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2021, the Company had approximately $923,960 of unpaid commission costs due to MedUSA, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

As of December 31, 2021, we had an outstanding balance due from MedUSA of approximately $63,498. This amount is reflected in accounts receivable, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

Filed as Exhibit 10.48 on our Annual Report on Form 10-K for the year ending December 31, 2019, which we filed with the SEC on March 30, 2020, which is hereinafter incorporated by reference (“2019 Annual Report”), payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2021, MedUSA has a past due balance of approximately $63,498.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the year ended December 31, 2021, we:

•	incurred approximately $240,000, in commission costs to Overlord, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2021, the Company had approximately $40,000 of unpaid commission costs due to Overlord, which is reflected in accrued liabilities in the Company’s accompanying condensed consolidated balance sheets.

N.B.M.J., Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the year ended December 31, 2021, we sold Biologics products to NBMJ in the amount of approximately $74,501, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2021, we had an outstanding balance due from NBMJ of approximately $2,080. This amount is reflected in accounts receivable, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2021, we sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $35,065, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements. As of December 31, 2021, we had an outstanding balance due from Bass of approximately $8,413. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

Filed as Exhibit 10.56 with our 2019 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

For the year ended December 31, 2021, we incurred approximately $583,218 in commission costs to Sintu, which is reflected in commissions in our accompanying consolidated statements of operations to our Consolidated Financial Statements.

As of December 31, 2021, the Company had approximately $557,228 of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheet.

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2021, we sold Orthopedic Implant and Biologics products to Tiger in the amount of approximately $502, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2021, we had no outstanding balances due from Tiger.

Filed as Exhibit 10.57 with our 2019 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the year ended December 31, 2021, we purchased approximately $766,640 in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2021, we had an outstanding balance owed to Modal of approximately $709,234. This amount is reflected in accounts payable in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2021, we had no outstanding balances due from Modal.

Filed as 10.64 with our 2019 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Director Independence

We use the definition of “independent” set forth in the listing standards of NASDAQ. Currently, we believe that one (1) of our directors Renato V. Bosita Jr., MD, is considered “independent” according to the NASDAQ standards. Our remaining two (2) directors are Named Executive Officers, and both Mr. Brooks and Mr. Reeg are five percent (5%) stockholders. Thus, the remaining two (2) directors do not qualify as “independent” under the NASDAQ standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) and Armanino, LLP (“Armanino”) were pre-approved by our Board. The following table shows the fees we paid Armanino for the year ended December 31, 2021, and Baker Tilly for the year ended December 31, 2020.

	2021	2020
Audit Fees (1)(2)(3)	$80,000	$96,583
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$80,000	$96,583
(1)

Audit fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our annual and quarterly financial statements as well as the review of our registration statements. We engaged Armanino for 2021 and Armanino and Baker Tilly for 2020.

(2)	We engaged Armanino effective with the Form 10-Q for the six months ended June 30, 2020, and following incurred $65,000. Prior to this time, we incurred $31,583 in fees with Baker Tilly for 2020.
(3)	We engaged Armanino for 2021 and incurred $53,000 for services rendered in 2021 and $27,000 for services rendered for the audit of 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Documents filed as part of the report.

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

10.21

Amendment to the Stocking and Distribution, dated February 24, 2020, by and between CPM Medical Consultants, LLC and MedUSA Group, LLC. (filed as Exhibit 10.21 to the Company’s Form 10-K, filed on March 31, 2021 and incorporated herein by reference).

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

10.40 10.41*

Promissory Note dated May 6, 2020, by and between NC 143 Holdings, LP and Fuse Medical, Inc. (filed as Exhibit 10.3 to our Company’s Form 10-Q filed on August 7, 2020 and incorporated herein by reference).

Amendment No. 1, dated March __, 2022, to Promissory Note dated May 6, 2020, by and between NC 143 Holdings, LP and Fuse Medical, Inc.

10.42 10.43*

Promissory Note dated May 6, 2020, by and between Reeg Medical Industries, Inc. and Fuse Medical, Inc. (filed as Exhibit 10.4 to our Company’s Form 10-Q filed on August 7, 2020 and incorporated herein by reference).

Amendment No. 1, dated March __, 2022, to Promissory Note dated May 6, 2020, by and between Reeg Medical Industries, Inc. and Fuse Medical, Inc.

10.44

Limited Waiver and Sixth Amendment to Amended and Restated Business Loan Agreement, dated November 19, 2018, by and among ZB, N.A. (D/B/A Amegy Bank), Fuse Medical, Inc. and CPM Medical Consultants, LLC (filed as 10.1 to our Company’s Form 10-Q filed on November 16, 2020 and incorporated herein by reference).

10.45

Credit and Security Agreement, dated December 14, 2021, by and between Fuse Medical, Inc., CPM Medical Consultants, LLC, as borrowers, and CNH Finance Fund 1, L.P., as lender (filed as Exhibit 10.1 to our company’s Form 8-K filed on December 20, 2021 and incorporated herein by reference).

13.1	Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed March 30, 2021 and incorporated herein by reference).

21.1*	List of Subsidiaries of Fuse Medical, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: March 30, 2022	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2022	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2022	By:	/s/ John S. Gross
John S. Gross
Interim Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2022	By:	/s/ Mark W. Brooks
Mark W. Brooks President, Director, and Chairman of the Board

Date: March 30, 2022	By:	/s/Renato V. Bosita Jr.
Renato V. Bosita, Jr., MD Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fuse Medical, Inc.

Richardson, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Medical, Inc. (the "Company") and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Earn-out Liability

As described in Note 2 to the consolidated financial statements, the earn-out liability represents a portion of the purchase consideration from a prior year business combination.  The Company has classified the earn-out liability as a Level 3 liability and the fair value of the liability is evaluated each reporting period.  As of December 31, 2021, the earn-out liability was $11,593,832.  The earn-out liability includes both quantitative and qualitative components.  The calculation of the fair value of the earn-out liability used a Monte Carlo simulation, which was applied to remaining estimated earn-out payments discounted back to December 31, 2021.  The payment of the earn-out amounts is subject to the Company meeting certain earnings thresholds as detailed in the acquisition agreement and could requirement payments up to $26,000,000.

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

ArmaninoLLP

Dallas, Texas

We have served as the Company's auditor since 2020.

March 31, 2022

FUSE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$553,190	$1,187,458
Accounts receivable, net of allowance of $498,261 and $787,766, respectively	3,528,992	4,427,896
Inventories, net of allowance of $2,491,183 and $3,077,728, respectively	8,736,474	6,981,413
Prepaid expenses and other current assets	5,921	24,203
Total current assets	12,824,577	12,620,970
Property and equipment, net	7,251	17,791
Long term accounts receivable, net of allowance of $3,355,391 and $2,615,834, respectively	2,182,437	1,669,510
Intangible assets, net	1,317,341	1,138,080
Goodwill	1,972,886	1,972,886
Total assets	$18,304,492	$17,419,237
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$4,461,641	$3,236,592
Accrued expenses	2,898,068	2,584,734
Convertible notes payable - related parties	150,000	150,000
Payroll Protection Program loan	-	361,400
Economic Injury Disaster Loan - short term portion	-	2,241
Senior secured revolving credit facility	2,432,770	913,352
Total current liabilities	9,942,479	7,248,319
Notes payable - related parties	200,000	200,000
Economic Injury Disaster Loan - long term portion	-	147,759
Earn-out liability	11,593,832	11,936,000
Total liabilities	21,736,311	19,532,078
Commitments and contingencies	-	-
Stockholders’ equity (accumulated deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 72,895,793 and 73,124,458 shares issued and outstanding as of December 31, 2021 and 2020	728,958	731,245
Additional paid-in capital	1,455,422	1,184,222
Accumulated deficit	(5,616,199)	(4,028,308)
Total stockholders’ equity (accumulated deficit)	(3,431,819)	(2,112,841)
Total liabilities and stockholders’ equity (accumulated deficit)	$18,304,492	$17,419,237

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars, except share data)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net revenues	$20,414,268	$21,398,936
Cost of revenues	8,478,561	8,694,713
Gross profit	11,935,707	12,704,223
Operating expenses
Selling, general, administrative and other	7,013,297	6,541,659
Commissions	7,050,278	7,086,335
Depreciation and amortization	67,638	104,143
Total operating expenses	14,131,213	13,732,137
Operating loss	(2,195,506)	(1,027,914)
Other income (expense):
Change in fair value of contingent purchase consideration	342,168	(290,635)
Gain on Payroll Protection Program Loan extinguishment	361,400	-
Interest expense	(78,230)	(94,953)
Total other income (expense)	625,338	(385,588)
Operating loss before income tax	(1,570,168)	(1,413,502)
Income tax expense	17,723	18,993
Net loss	$(1,587,891)	$(1,432,495)
Loss per common share - basic	$(0.02)	$(0.02)
Loss per common share - diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - basic	70,321,566	70,221,566
Weighted average number of common shares outstanding - diluted	70,321,566	70,221,566

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in dollars, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	73,124,458	$731,245	$642,435	$(2,595,813)	$(1,222,133)
Stock options granted	-	-	553,184	-	553,184
Franchise tax accrual	-	-	(11,397)	-	(11,397)
Net loss	-	-	-	(1,432,495)	(1,432,495)
Balance, December 31, 2020	73,124,458	731,245	1,184,222	(4,028,308)	(2,112,841)
Stock options granted	-		257,913	-	257,913
Stock options exercised	100,000	1,000	10,000		11,000
Board compensation	147,058	1,470	(1,470)		-
Restricted stock forfeiture	(475,723)	(4,757)	4,757		-
Net loss				(1,587,891)	(1,587,891)
Balance, December 31, 2021	72,895,793	$728,958	$1,455,422	$(5,616,199)	$(3,431,819)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(1,587,891)	$(1,432,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	67,638	104,143
Change in fair value of contingent purchase consideration	(342,168)	290,635
Stock based compensation	257,913	553,184
Provision for discounts on long term accounts receivable	739,559	1,887,836
Provision for bad debts and discounts	(289,505)	172,488
Provision for slow moving and obsolete inventory	(586,545)	(728,002)
Gain on Payroll Protection Program Loan extinguishment	(361,400)	-
Changes in operating assets and liabilities:
Accounts receivable	1,188,408	649,269
Inventories	(1,168,516)	1,602,476
Prepaid expenses and other current assets	18,282	15,647
Long term accounts receivable	(1,252,486)	(2,632,698)
Accounts payable	1,225,049	483,738
Accrued expenses	313,334	(729,567)
Net cash provided by/(used in) operating activities	(1,778,328)	236,654
Cash flows from investing activities:
Purchases of property and equipment	-	(20,757)
Net cash used in investing activities	-	(20,757)
Cash flows from financing activities:
Net payments/proceeds on Amegy senior secured revolving credit facility	(913,352)	(839,149)
Net payment/proceeds on senior secured revolving credit facility	2,432,770	-
Payments for senior secured revolving credit facility	(236,358)	-
Stock options exercised	11,000	-
Payroll protection program proceeds	-	361,400
Economic injury disaster loan payments	(500,000)
Economic injury disaster loan proceeds	350,000	150,000
Proceeds from related party notes payable	-	200,000
Net cash provided by/(used in) financing activities	1,144,060	(127,749)
Net increase in cash and cash equivalents	(634,268)	88,148
Cash and cash equivalents - beginning of year	1,187,458	1,099,310
Cash and cash equivalents - end of year	$553,190	$1,187,458
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,581	$20,000
Cash paid for interest	$42,830	$62,866

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

Nature of Business

The Company is a manufacturer, distributor, and wholesaler of medical device implants, offering a broad portfolio of orthopedic implants and biologics including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) full spinal implants for trauma, degenerative disc disease and deformity indications; and (v) a wide array of osteo-biologics, regenerative tissues and amniotic tissue, which include human allografts, substitute bone materials, and tendons and regenerative tissues. All of the Company’s medical devices are approved by the FDA for sale in the United States, and all of the Company’s Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks.

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

The Company continuously reviews and expands its product lines to ensure that they offer a comprehensive, high-quality and cost-effective selection of Orthopedic Implants and Biologics so that the Company can be more relevant to its customer needs while continuing to grow its existing customer base. Additionally, the Company continues to grow its manufacturing operations, both by internal product development as well as the acquisition of existing FDA cleared devices.

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

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the years ended December 31, 2021 and 2020, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 10, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

The fair value of the Earn-Out liability was calculated using the Monte Carlo simulation, which was then applied to estimated Earn-Out payments with a discount rate of three percent (3%). To determine the fair value of the Earn-Out liability, the Company’s management evaluates assumptions that require significant judgement. Significant assumptions used for estimating the Earn-Out liability included: (i) Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins increasing from one percent (1%) to ten percent (10%) over the next four years; and (ii) revenue growth of between approximately six percent (6%) to eleven percent (11%) over the next five years, and between approximately two percent (2%) and four percent (4%) thereafter.

The Earn-Out liability, which represented contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the consolidated statements of operations at each reporting period.

For the year ended December 31, 2021 and 2020, the Company has determined the earnings threshold as detailed in the CPM Acquisition Agreement was not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2021 and 2020 financial performance.

The Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was decreased by $342,168 from $11,936,000 to $11,593,832 in 2021 and increased by $290,635 from $11,645,365 to $11,936,000 in 2020 and reflected as “Change in fair value of contingent purchase consideration” on our Consolidated Financial Statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2021, and December 31, 2020. The Company’s cash is concentrated in one large financial institution. The amount of cash held at that financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through December 31, 2021. As of December 31, 2021 and 2020, there were deposits of $594,536 and $761,671, respectively, which were greater than federally insured limits.

Accounts Receivable, net

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) less an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, Orthopedic Implants) and osteo-biologics and regenerative tissue which include human allografts, substitute bone materials and tendons, as well as regenerative tissues (collectively, Biologics). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the net realizable value of inventories.

During 2020, the Company revised its estimate for slow moving and obsolete inventory. As a result, the Company’s management decreased the inventory reserve for slow moving and obsolescence by $728,002 to a balance of $3,077,728. In 2021 based on sales activity for the year and inventory on hand at the end of the year, the Company decreased the reserve by $586,545 to a balance of $2,491,183, which is reflected in inventory and cost of revenues on the Company’s consolidated balance sheets and statements of operations, respectively.

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

Goodwill is not amortized but is tested in the fourth quarter each year for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. For the years ended December 31, 2021 and 2020 no impairment charge   was recognized.

Accounting Standards Codification (“ASC”) 350-30-35-18, intangibles assets not subject to amortization, indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that triggering event has occurred as of December 31, 2021.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

Revenue Recognition

The Company’s revenues are generated from the sales of Orthopedic Implants and Biologics to support orthopedic surgeries. The Company obtains purchase orders from its customers for the sale of its products which sets forth the general terms and conditions including line item pricing and payment terms (generally due upon receipt). The Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment or when a product is utilized in a surgery), and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company’s only performance obligation.

Due to the nature of its products, the Company’s product returns have been historically immaterial.

The Company includes shipping and handling fees in net revenues. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold on the Company’s accompanying consolidated statements of operations.

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

	Year Ended
	December 31, 2021	December 31, 2020
Category
Retail	$18,749,685	$19,092,800
Wholesale	1,664,583	2,306,136
Total	$20,414,268	$21,398,936

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2021 and 2020, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued, both effective and not yet effective.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases”, which requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve (12) months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2020. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company presently leases office space on a month-to-month basis as described in Note 9.  As such, the adoption of the standard was not material.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by the Company’s management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Computer equipment and software	$20,249	$49,918
Office equipment	-	-
Property and equipment costs	20,249	49,918
Less: accumulated depreciation	(12,998)	(32,127)
Property and equipment, net	$7,251	$17,791

Depreciation expense for the year ended December 31, 2021 and 2020 was $10,540 and $35,605 respectively. Additionally, $29,669 of fully depreciated assets were retired during 2021.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	December 31, 2021	December 31, 2020	Amortization period (years)
Intangible assets:
510k product technology	$704,380	$704,380	Indefinite
Customer relationships	555,819	555,819	11
CNH Credit Agreement	236,358	-	3
Total intangible assets	1,496,557	1,260,199
Less: accumulated amortization	(179,216)	(122,119)
Intangible assets, net	1,317,341	1,138,080
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the years ended December 31, 2021 and 2020 was $57,097 and $68,538 respectively.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, customer relationships, and costs associated with the preparation of the Credit Agreement.

The following is a schedule by year of the Company’s future amortization expense related to the finite-live intangible assets as of December 31, 2021:

Year Ended December 31,
2022	$129,318
2023	129,318
2024	122,752
2025	50,532
2026	50,530
Beyond	130,511
$612,961

The Company performed its annual goodwill impairment test by comparing the fair value of the reporting units with its carrying amount. The fair value of the reporting units was determined utilizing both a discounted cash flow and merger and acquisitions methodology in the conclusion of value. The carrying value exceeded its fair value and no goodwill impairment charge was recognized for 2021 or 2020.

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

On November 12, 2020, the Company executed the Sixth Amendment to the RLOC with Amegy Bank, which extended the termination date of our RLOC to May 4, 2021. The Company was in compliance with all RLOC covenants as of December 31, 2020.

On May 4, 2021, the Company executed a Seventh Amendment to the RLOC with Amegy Bank (the “Seventh Amendment”), waiving the events of default for the three months ended March 31, 2021, and extending the termination date of the RLOC until November 4, 2021.

On August 5, 2021, the Company received a waiver from Amegy Bank, waiving the events of default for the minimum quarterly EBITDA requirements for the twelve months ended June 30, 2021.

The Company was not in compliance with the minimum quarterly EBITDA requirement for the twelve months ended September 30, 2021.

On November 4, 2021, the Company executed the Eighth Amendment, to the RLOC with Amegy bank. Pursuant to the Eighth Amendment, Amegy Bank (i) waived the events of default for the Company not meeting the minimum quarterly EBITDA for the twelve months ended September 30, 2021, (ii) reduced the aggregate limit of the loans offered pursuant to the Loan Agreement to $2,550,000, and (iii) extended the termination date of the loan to February 4, 2022.

The outstanding balance of the RLOC was zero and $913,352 as of December 31, 2021 and 2020, respectively. Interest expense incurred on the RLOC was $39,883 and $61,036 for the year ended December 31, 2021 and 2020, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the RLOC as of December 31, 2021 and 2020, was zero and $2,947, respectively, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets. As of December 31, 2021, the effective interest rate was calculated to be 4.18%.

On December 14, 2021, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., a Delaware limited partnership (the “Lender”). The Credit Agreement provides for a secured revolving credit facility maturing on January 1, 2025 (the “Facility”) with an initial maximum principal in the amount of $5,000,000.  Borrowings under the Facility are subject to a borrowing base as set forth in the Credit Agreement.

The Company used borrowings under the Facility to repay in full (i) the Amended and Restated Business Loan Agreement, dated December 31, 2017, among ZB, N.A. (d/b/a Amegy Bank) and the Borrowers as amended, and (ii) the U.S. Small Business Administration Loan Authorization and Agreement, dated May 12, 2020, between the Company and the U.S. Small Business Association, as amended. Borrowings under the Credit Agreement may be used for payment of fees, costs and expenses incurred in connection with the Credit Agreement and working capital for the Borrowers and their subsidiaries.

Borrowings under the Credit Agreement bear interest at a floating rate, which will be at the Prime Rate plus 1.75%.  Under the Credit Agreement, certain fees are payable by the Borrowers as set forth in the Credit Agreement.

The obligations of the Borrowers with respect to the Credit Agreement are secured by a pledge of substantially all of the personal property assets of the Borrowers, including accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions.    In addition, the Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of each calendar month (i) a current ratio of not less than 1.0 to 1.0, (ii) a fixed charge coverage ratio of not less than 1.0 to 1.0, (iii) a loan turnover rate of not greater than 60, and (iv) minimum liquidity of not less than $175,000, provided that if the Borrowers comply with the fixed charge coverage ratio for twelve consecutive months, the minimum liquidity covenant shall cease to be effective. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

The Credit Agreement contains customary representations and warranties of the Borrowers.  These representations and warranties have been made solely for the benefit of the lender and such representations and warranties should not be relied on by any other person, including investors.  In addition, such representations and warranties (i) have been qualified by disclosures made to the lenders in connection with the agreement, (ii) are subject to the materiality standards contained in the agreement which may differ from what may be viewed as material by investors and (iii) were made only as of the date of the agreement or such other date as is specified in the Credit Agreement.

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.45 to this Form 10-K and incorporated herein by reference.

Pursuant to the Credit Agreement, the Company had an outstanding balance of $2,432,770 as of December 31, 2021. In preparation of the Credit Agreement, the company incurred $236,358 of costs that have been allocated to intangible assets and will be amortized over the life of the Credit Agreement. Interest expense incurred on the RLOC was $6,013 for the year ended December 31, 2021 and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the RLOC as of December 31, 2021 was $6,013, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for Notes bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”) and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes remain outstanding, and principal and interest are due and payable upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share. On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the Credit Agreement. On March 25, 2022, the two promissory notes were amended to extend the maturity date from May 6, 2022, to May 6, 2023.

During the years ended December 31, 2021 and 2020, interest expense of $27,501 and $27,407, respectively, is reflected in interest expense on the Company’s accompanying consolidated statements of operations. As of December 31, 2021, and 2020, accrued interest was $141,004 and $113,503, respectively, which is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 7. Payroll Protection Program Loan

On April 11, 2020, the Company received approval from the SBA to fund the Company’s request for a Payroll Protection Program Loan, (“PPP Loan”), created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company has entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 11, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the PPP. The PPP Loan is reflected in short term liabilities in the Company’s accompanying consolidated balance sheets. The Company applied for and received forgiveness for the total amount of the PPP Loan during the second quarter of 2021.

For the year ended December 31, 2021 and 2020, the Company had a gain of $2,720 and incurred an expense $2,720, respectively, in interest expense related to the PPP Loan and is reflected in interest expense on the Company’s accompanying consolidated statements of operations.

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

EIDL Loan interest expense incurred was approximately $7,554 and $3,791 for the years ended December 31, 2021 and 2020, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the EIDL Loan as of December 31, 2021 and 2020 was zero and $3,791, respectively, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

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

The Company used borrowings under the Credit Agreement to repay in full (i) the Amended and Restated Business Loan Agreement, dated December 31, 2017, among ZB, N.A. (d/b/a Amegy Bank) and the Borrowers as amended, and (ii) the U.S. Small Business Administration Loan Authorization and Agreement, dated May 12, 2020, between the Company and the U.S. Small Business Association, as amended. Borrowings under the Credit Agreement may be used for payment of fees, costs and expenses incurred in connection with the Credit Agreement and working capital for the Borrowers and their subsidiaries

Note 9. Commitments and Contingencies

Operating Leases

The Company leases office space under a noncancelable operating lease agreement, from a real estate investments company that is owned and controlled by the Company’s Chairman of the Board and President. This lease terminated December 31, 2017 with month-to-month renewals. The lease requires monthly payments of $14,000. Annual rent expense was approximately $168,000 and $168,000 for the years ended December 31, 2021 and 2020, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The Company leases office equipment under two noncancelable operating lease agreements of which one expired March 2021, and continued on a month to month basis, and one of which expires March 2024. In aggregate, these office equipment leases require monthly payments of approximately $875. Rent expense for the equipment leases totaled approximately $10,500 and $10,000 for the years ended December 31, 2021 and 2020, respectively, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2021:

Year Ended December 31,
2022	$7,425
2023	7,425
2024	720
2025	-
2026	-
$15,570

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

The Company’s management estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model. Black-Scholes option pricing is calculated using several variables, including the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company’s management believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC

718 “Compensation-Stock Compensation” requirements. The Company’s management estimates of fair value may not be reflective of actual future values or amounts ultimately realized by recipients of these grants. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award.

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

Non-Qualified Stock Option Awards

For the years ended December 31, 2021 and 2020, the Board granted zero and zero, respectively, of non-qualified stock option awards (“NQSO”) to the Company’s Scientific Advisory Board members, certain key employees and marketing representatives. For the year ended December 31, 2021 and December 31, 2020, the Company amortized $257,913 and $553,184 relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying consolidated statement of operations. The Company will recognize $22,852 as an expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity during the year ended December 31, 2021 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2020	2,595,000	$0.65	5.92	$56,000
Granted	-	-	-	$-
Exercised	100,000	0.11
Forfeited	150,000	—
Expired	600,000	—
Balance outstanding at December 31, 2021	1,745,000	$0.86	6.73	$12,000
Exercisable at December 31, 2021	1,495,000	$0.90	6.65	$8,000

Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of December 31, 2021, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company of a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period (as defined in RSA Agreement).

As of December 31, 2021, it was not probable that the performance conditions on the outstanding options would be met, therefore, no expense has been recorded for the years ended December 31, 2021 and 2020.

The following table summarizes the RSAs activity for the year ended December 31, 2021:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	2,902,892	$1,382,800	$0.48
Granted	147,058	100,000	0.68
Vested	-	-	-
Forfeited	(475,723)	(150,700)	0.32
Non-vested, December 31, 2021	2,574,227	1,332,100	$0.52

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

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Current:
Federal	$-	$-
State	17,723	18,993
	17,723	18,993
Deferred:
Federal	-	-
State	-	-
	-	-
Total Income tax expense	$17,723	$18,993

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforward	$1,262,269	$786,751
Accounts receivable	104,635	165,431
Compensation	555,936	480,774
Inventory	523,131	588,966
Other	1,244	5,083
Total deferred tax assets	2,447,215	2,027,005
Deferred tax liabilities:
Intangibles	(198,801)	(206,723)
Property and equipment	(1,522)	(3,736)
Total deferred tax liabilities	(200,323)	(210,459)
Deferred tax assets, net	2,246,892	1,816,546
Valuation allowance:
Beginning of year	(1,816,546)	(1,529,584)
Increase during year	(430,346)	(286,962)
Ending balance	(2,246,892)	(1,816,546)
Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance totaling $430,346 for the twelve months ended December 31, 2021 due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established during the year ended December 31, 2021 was $2,246,892

At December 31, 2021, the Company estimates it has approximately $6,010,806 of net operating loss carryforwards of which $3,863,299 will expire during 2021 through 2037. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the net operating loss from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,963,968 of net operating loss carryforwards, therefore, the deferred net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

The Company’s management believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of December 31, 2021, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of December 31, 2021.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Statutory U.S. federal income tax rate	21.0%	21.0%
Gain on Payroll Protection Program Loan	4.5%	0.0%
Other reconciling items	0.0%	4.2%
Permanent differences	0.0%	0.0%
State income taxes, net of federal tax benefit	-0.8%	-1.3%
Deferred tax asset valuation allowance	-25.8%	-25.6%
Effective income tax rate	-1.1%	-1.7%

Our effective income tax rates for the years ended December 31, 2021 and 2020 were -1.1% and -1.7%, respectively. The decrease between years is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 12. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2021 and 2020, the following significant customers had an individual percentage of total revenue of approximately ten percent (10%) or greater:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Top customer	8.73%	12.63%
Totals	8.73%	12.63%

For the years ended December 31, 2021 and 2020, the following significant customers had a concentration of total accounts receivables of approximately ten percent (10%) or greater:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Customer 1	13.46%	8.80%
Customer 2	11.20%	7.70%
Totals	24.66%	16.50%

For the years ended December 31, 2021 and 2020, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Supplier 1	20.40%	25.60%
Supplier 2	11.00%	8.30%
Totals	31.40%	33.90%

Note 13. Related Party Transactions

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on commission or wholesale contractual agreements that the Company’s management believes are on terms and conditions substantially similar to other third-party contractual agreements. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid, and shared-service fee arrangements.

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals thereafter. For the year ended December 31, 2021 and 2020, the Company paid approximately $168,000 and $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed professional employment organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of December 31, 2021, AmBio operations support approximately 42 FTEs. Of those 42 FTEs, 36 FTEs directly support the Company, 5 FTEs support the operations of other companies and the Company shares 1 FTE with other companies.

As of December 31, 2021, and December 31, 2020, the Company owed amounts to AmBio of approximately $170,784 and $154,051, respectively, which is reflected in the accounts payable on the Company’s accompanying consolidated balance sheets. For the year ended December 31, 2021, and 2020, the Company paid approximately $195,093 and $172,221, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

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

During the years ended December 31, 2021 and 2020, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately $1,400 and $29,822, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations; and

•	incurred approximately $3,696,583 and $3,527,783, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2021, and December 31, 2020, the Company had outstanding balances due from MedUSA of approximately $63,498 and $398,151, respectively. These amounts are reflected in accounts receivable, net in the Company’s accompanying consolidated balance sheets.

As of December 31, 2021, and December 31, 2020, the Company had approximately $923,960 and $960,932, respectively, of unpaid commission costs due to MedUSA, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets. Payment terms per the stocking and distribution agreement with MedUSA are 30 days from receipt of invoice.

Texas Overlord, LLC

Overlord is an investment holding-company owned and controlled by Mr. Brooks.

During the years ended December 31, 2021 and 2020, the Company:

•	incurred approximately $240,000 and $190,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2021, and December 31, 2020, the Company had approximately $40,000 and $20,000, respectively, of unpaid commission costs due to Overlord, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

N.B.M.J., Inc.

NBMJ is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the years ended December 31, 2021 and 2020, the Company sold Biologics products to NBMJ in the amounts of approximately $74,501 and $24,708, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

As of December 31, 2021, and December 31, 2020, the Company had $2,080 outstanding balances due from NBMJ.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice.

Bass Bone and Spine Specialists

Bass operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2021 and 2020, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $35,065 and $81,350, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

•	incurred approximately zero and $16,885, respectively, in commission costs to Bass, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2021, and December 31, 2020, the Company has outstanding balances due from Bass of approximately $8,413 and $20,117, respectively. These amounts are reflected in accounts receivable, net in the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice.

Sintu, LLC

Sintu operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2021 and 2020, the Company: incurred approximately $583,218 and $575,918, respectively, in commission costs to Sintu, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2021, and December 31, 2020, the Company had approximately $557,228 and $163,567, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

Tiger Orthopedics, LLC

Tiger operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2021 and 2020, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately $502 and $39,922, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations.

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the years ended December 31, 2021 and 2020, the Company purchased approximately $766,640 and $508,597 respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net on the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2021, the Company owes Modal a balance of $709,234.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice.

Note 13. Subsequent Events

Severe Weather Conditions. During February 2022, the state of Texas experienced severe winter weather which resulted in dangerous road conditions.

The Company’s executive management team immediately focused on the health and wellbeing of the Company’s employees, while also working to minimize the impact on its customers. Subsequently, the Company resumed full operations and are currently working to address the Cases, sales support, and administrative functions backlog. Generally, surgical cases have been rescheduled to subsequent weeks. (For more information, see Item 1A. “Risk Factors—Risks Related to Our Business and Industry”).

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.