Form 10-Q
period 2022-03-31
Fuse Medical, Inc.
filed 2022-05-12
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 10, 2022, 72,895,793 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$522,487	$553,190
Accounts receivable, net of allowance of $645,339 and $498,261, respectively	2,164,114	3,528,992
Inventories, net of allowance of $2,471,482 and $2,491,183, respectively	9,264,408	8,736,474
Prepaid expenses and other current assets	95,928	5,921
Total current assets	12,046,937	12,824,577
Property and equipment, net	123,680	7,251
Long term accounts receivable, net of allowance of $3,594,074 and $3,355,391, respectively	2,341,559	2,182,437
Intangible assets, net	1,289,125	1,317,341
Goodwill	1,972,886	1,972,886
Total assets	$17,774,187	$18,304,492
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,570,421	$4,461,641
Accrued expenses	3,124,761	2,898,068
Convertible notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,912,429	2,432,770
Total current liabilities	9,757,611	9,942,479
Notes payable - related parties	200,000	200,000
Earn-out liability	11,593,832	11,593,832
Total liabilities	21,551,443	21,736,311
Commitments and contingencies	-	-
Stockholders' deficit:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 72,895,793 shares issued and outstanding as of March 31, 2022 and December 31, 2021	728,958	728,958
Additional paid-in capital	1,468,266	1,455,422
Accumulated deficit	(5,974,480)	(5,616,199)
Total stockholders' deficit	(3,777,256)	(3,431,819)
Total liabilities and stockholders' deficit	$17,774,187	$18,304,492

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Net revenues	$4,554,338	$4,440,759
Cost of revenues	1,625,191	1,853,865
Gross profit	2,929,147	2,586,894
Operating expenses:
Selling, general, administrative and other	1,709,541	1,435,310
Commissions	1,505,671	1,564,753
Depreciation and amortization	34,402	16,794
Total operating expenses	3,249,614	3,016,857
Operating loss	(320,467)	(429,963)
Other expense:
Interest expense	32,958	19,000
Total other expense	32,958	19,000
Operating loss before tax	(353,425)	(448,963)
Income tax expense	4,856	4,360
Net loss	$(358,281)	$(453,323)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of Common Stock outstanding - basic and diluted	70,321,566	70,221,566

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	72,895,793	$728,958	$1,455,422	$(5,616,199)	$(3,431,819)
Stock based compensation	-	-	12,844	-	12,844
Net loss	-	-	-	(358,281)	(358,281)
Balance, March 31, 2022	72,895,793	$728,958	$1,468,266	$(5,974,480)	$(3,777,256)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)
Stock based compensation	-	-	115,948	-	115,948
Net loss	-	-	-	(453,323)	(453,323)
Balance, March 31, 2021	73,124,458	$731,245	$1,300,170	$(4,481,631)	$(2,450,216)

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(358,281)	$(453,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,122	16,794
Share-based compensation	12,844	115,948
Provision for bad debts and discounts	147,078	-
Provision for long term accounts receivable	238,683	91,394
Provision for slow moving inventory	(19,701)	237,813
Changes in operating assets and liabilities:
Accounts receivable	1,217,800	940,186
Inventories	(508,233)	(851,369)
Prepaid expenses and other current assets	(90,007)	(70,333)
Long term accounts receivable	(397,805)	(172,362)
Accounts payable	108,780	88,515
Accrued expenses	226,693	112,072
Net cash provided by (used in) operating activities	632,973	55,335

Cash flows from investing activities
Purchase of property and equipment	(138,835)	-
Net cash (used in) investing activities	(138,835)	-

Cash flows from financing activities
Net payments/proceeds on senior secured revolving credit facility	(524,841)	175,000
Net cash provided by (used in) financing activities	(524,841)	175,000

Net increase (decrease) in cash	(30,703)	230,335
Cash and cash equivalents - beginning of period	553,190	1,187,458
Cash and cash equivalents - end of period	$522,487	$1,417,793
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,988	$10,000

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

On August 1, 2018 (“Maxim Closing Date”), the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”), pursuant to the securities purchase agreement (“Maxim Purchase Agreement”).  As of the Maxim Closing Date, Maxim and Company operations are consolidated. Maxim was subsequently dissolved and terminated on December 20, 2019.

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

The condensed consolidated balance sheet information as of December 31, 2021, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”), Filed with the SEC pursuant to Section 13 of 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2021 Annual Report.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

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

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources. The Company’s Chief Executive Officer serves as the Company’s chief operating decision maker, and the management team reviews operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Company. The Company has integrated the operations of CPM and, prior to its dissolution, Maxim. Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

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

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the three months ended March 31, 2022 and 2021, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

In connection with the CPM Acquisition, the Company initially recorded a $19,244,543 liability related to the Earn-Out portion of the purchase consideration. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s earnings. The Earn-Out payments are based on the financial performance of the Company between the period of January 1, 2018, and December 31, 2034. The base amount of the Earn-Out is up to $16,000,000 with an additional bonus payment up to $10,000,000. The payments of the base and bonus Earn-Out amounts are subject to the Company meeting certain earnings thresholds as detailed in the CPM Acquisition Agreement.

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

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

There was no change in the earn-out liability for the three months ended March 31, 2022 and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2021. The required earnings thresholds have not been met from inception of the agreement through March 31, 2022, and as such, there have been no payments required for either the base or bonus earn-out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2022, and December 31, 2021. The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through March 31, 2022. As of March 31, 2022, and December 31, 2021, there were deposits of $376,487 and $594,536, respectively, which were greater than federally insured limits.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (first-in, first-out) less an allowance for slow-moving inventory, expired inventory, and inventory obsolescence. Inventories consist entirely of finished goods and include internal and external fixation products; upper and lower extremity plating and total joint reconstruction; soft tissue fixation and augmentation for sports medicine procedures; spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, “Orthopedic Implants”) and osteo-

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

biologics and regenerative tissue which include human allografts, substitute bone materials, tendons, as well as amniotic tissues and fluids (collectively, “Biologics”). The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write-down is recognized equal to an amount by which the carrying value exceeds the net realizable value of inventories.

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

Category	Useful Life
Computer equipment and software	3 years
Furniture and fixtures	3 years
Office equipment	3 years
Medical instruments	3 years
Software	3 years

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

Accounting Standards Codification (“ASC”) 350-30-35-18 indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of March 31, 2022.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, funds to secure Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

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

	Three Months Ended
Category	March 31, 2022	March 31, 2021
Retail	$4,293,756	$3,984,024
Wholesale	260,582	456,735
Total	$4,554,338	$4,440,759

Cost of Revenues

Cost of revenues consists of (i) cost of goods sold, (ii) freight and shipping costs for items sold to customers, (iii) cost of storage, (iv) investment in medical instruments, (v) inventory shrink, and (vi) an estimate for slow-moving inventory, expired inventory, and inventory obsolescence.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

Note 3. Property and Equipment

Property and equipment consisted of the following at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Computer equipment and software	$20,249	$20,249
Medical instruments	138,835	$-
Office equipment	-	-
Property and equipment costs	159,084	20,249
Less: accumulated depreciation	(35,404)	(12,998)
Property and equipment, net	$123,680	$7,251

Depreciation expense for the three months ended March 31, 2022, and 2021 was $22,406 and $4,161, respectively. During the first quarter of 2022, the Company did not dispose any fully depreciated assets.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	March 31, 2022	December 31, 2021	Amortization period (years)
Intangible assets:
510(k) product technology	704,380	704,380	Indefinite
Customer relationships	555,819	555,819	11
CNH Credit Agreement	240,858	236,358	3
Total intangible assets	1,501,057	1,496,557
Less: accumulated amortization	(211,932)	(179,216)
Intangible assets, net	1,289,125	1,317,341
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended March 31, 2022 and 2021 was $32,716 and $12,633, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

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

On December 14, 2021, the Company entered into the Credit Agreement with CNH Finance Fund I, L.P., a Delaware limited partnership (the “Lender”). The Credit Agreement provides for a secured revolving credit facility maturing on January 1, 2025 (the “Facility”) with an initial maximum principal in the amount of $5,000,000.  Borrowings under the Facility are subject to a borrowing base as set forth in the Credit Agreement.

The Company used borrowings under the Facility to repay in full (i) the Amended and Restated Business Loan Agreement, dated December 31, 2017, among ZB, N.A. (d/b/a Amegy Bank) and the Borrowers as amended, and (ii) the U.S. Small Business

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

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

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.45 to our 2021 Annual Report.

Pursuant to the Credit Agreement, the Company had an outstanding balance of $1,912,429 as of March 31, 2022. In preparation of the Credit Agreement, the company incurred $240,858 of costs that have been allocated to intangible assets and will be amortized over the life of the Credit Agreement. Interest expense incurred on the Credit Agreement was $26,175 for the year ended March 31, 2022 and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the Credit Agreement as of March 31, 2022 was $8,200, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets. At March 31, 2022, the effective interest rate was 5%.

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

During the three months ended March 31, 2022, and 2021, interest expense of $6,783 and $6,783, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of March 31, 2022, and December 31, 2021, accrued interest was $147,787 and $141,004, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Note 7. Payroll Protection Program Loan

On April 11, 2020, the Company received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a Payroll Protection Program Loan (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, the Company has entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan was scheduled to mature on April 11, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the PPP.

For the three months ended March 31, 2022 and 2021, respectively, the Company incurred zero and $911 in interest expense related to the PPP Loan.

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

EIDL Loan interest expense incurred was approximately zero and $1,446 for the three months ended March 31, 2022 and 2021, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

On September 24, 2021, the Company executed the standard loan documents with the SBA for an amended and restated loan and authorization and agreement (“A&R SBA Loan Agreement”) required for securing an increase in the Company’s Original Note from the SBA EIDL Loan. Pursuant to the A&R SBA Loan Agreement, the principal amount for the EIDL Loan was increased by $350,000 to $500,000, with proceeds to be used for working capital purposes. Interest accrued at the rate of 3.75% per annum.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

The Company made an accounting policy election to account for forfeitures when they occur, versus estimating the number of awards that are expected to vest, in accordance with ASU 2016-09.

Non-Qualified Stock Option Awards

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, and 2021, the Company amortized $12,844 and $115,948, respectively, relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. The Company will recognize approximately $10,008 in expense in future periods as the NQSOs vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

The following reflected the NQSO’s that were granted, exercised, forfeited, or expired during the three months ended March 31, 2022.

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2021	1,745,000	$0.86	6.73	$12,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at March 31, 2022	1,745,000	$0.86	6.49	$19,500
Exercisable at March 31, 2022	1,545,000	$0.84	6.51	$13,000

Restricted Common Stock

The non-vested restricted stock awards (“RSA”s), as of March 31, 2022, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company of a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period (as defined in RSA Agreement).

As of March 31, 2022, and 2021, it was not probable that the performance conditions on the outstanding options would be met, therefore, no expense has been recorded for these awards for the three months ended March 31, 2022 and 2021.

There were no RSA’s that were granted, exercised, or forfeited during the three months ended March 31, 2022.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	2,574,227	$1,332,100	$0.52
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2022	2,574,227	$1,332,100	$0.52

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Current:
Federal	$-	$-
State	4,856	4,360
Income tax expense	4,856	4,360
Deferred:
Federal	-	-
State	-	-
Income tax benefit	-	-
Total income tax expense (benefit), net	$4,856	$4,360

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	March 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$1,318,844	$1,262,269
Accounts receivable	135,521	104,635
Compensation	558,633	555,936
Inventory	489,898	523,131
Other	20,145	1,244
Total deferred tax assets	2,523,041	2,447,215
Deferred tax liabilities:
Intangibles	(196,805)	(198,801)
Property and equipment	(4,106)	(1,522)
Total deferred tax liabilities	(200,911)	(200,323)
Deferred tax assets, net	2,322,130	2,246,892
Valuation allowance:
Beginning of year	(2,246,892)	(1,816,546)
Increase during the year	(75,238)	(430,346)
Ending balance	(2,322,130)	(2,246,892)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance totaling $75,238 for the three months ended March 31, 2022 due to the uncertainty of realization.  Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of March 31, 2022 was $2,322,130.

At March 31, 2022, the Company estimates it has approximately $6,280,212 of net operating loss carryforwards, of which $1,168,737 will expire in 2022 through 2038. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change”, as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,694,562 of net operating loss carryforwards. Therefore, the deferred net operating loss carryover asset excludes the portion of net operating losses that are mathematically excluded from future use by the Company.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

The Company’s management believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of March 31, 2022, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of March 31, 2022.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Permanent differences	0.0%	0.0%
Other	0.0%	0.0%
State and local income taxes, net of federal benefit	-1.1%	-0.8%
Change in deferred tax asset valuation allowance	-21.3%	-21.2%
Effective tax rate	-1.4%	-1.0%

Our effective income tax rates for the three months ended March 31, 2022 and 2021 were (1.4%) and (1.0%), respectively.   The decrease from the prior period is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2022, and 2021, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Customer 1	16.3%	0.0%
Customer 2	2.4%	14.8%
Totals	18.7%	14.8%

At March 31, 2022 and December 31, 2021, there were 2 significant customers that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	March 31, 2022	December 31, 2021
Customer 1	1.5%	13.5%
Customer 2	0.7%	11.2%
Totals	2.2%	24.7%

For the three months ended March 31, 2022 and 2021, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Supplier 1	28.8%	20.4%
Supplier 2 (Related party)	13.1%	6.9%
Supplier 3	10.6%	0.0%
Supplier 4	10.4%	2.9%
Supplier 5	0.5%	10.9%
Supplier 6	0.0%	10.7%
Totals	63.4%	51.8%

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Note 12. Related Party Transactions

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from 1565 NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals. For the three months ended March 31, 2022, and 2021, the Company paid approximately $42,000 and $42,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of March 31, 2022, AmBio operations support approximately 36 full time equivalents (“FTE”). Of those 36 FTEs, 32 FTEs directly support the Company, 3 FTEs support the operations of other companies, and 1 FTE is shared between the Company and other companies.

As of March 31, 2022, and December 31, 2021, the Company owed amounts to AmBio of approximately $158,809 and $170,784, respectively, which is reflected in the accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the three months ended March 31, 2022, and 2021, the Company paid approximately $52,050 and $41,611, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2022 and 2021, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately zero and $1,400, respectively, which is reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations;

•	had zero purchases of Orthopedic Implants, medical instruments, or Biologics from MedUSA, and

•

incurred approximately $835,380 and $836,609, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2022, and December 31, 2021, the Company had approximately $1,247,866 and $923,960, respectively, of unpaid commission costs due to MedUSA.

As of March 31, 2022, and December 31, 2021, the Company had outstanding balances due from MedUSA of approximately zero and $63,498, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

 Payment terms per our stocking and distribution agreement with MedUSA are 30 days from receipt of invoice. As of March 31, 2022, MedUSA has no past due balance.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mr. Brooks.

During the three months ended March 31, 2022 and 2021 the Company:

•

Incurred approximately $60,000 and $60,000, respectively, in commission costs, which is reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2022, and December 31, 2021, the Company had approximately $100,000 and $40,000, respectively, of unpaid commission costs due to Overlord.

As of March 31, 2022, and December 31, 2021, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the three months ended March 31, 2022, and 2021, the Company sold Biologics products to NBMJ in the amounts of approximately zero, and $13,327, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2022, and December 31, 2021, the Company has outstanding balances due from NBMJ of approximately $2,080 and 2,080, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2022, NBMJ has no past due balance.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2022, and 2021, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $6,550 and $7,920, respectively, which is reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations;

As of March 31, 2022, and December 31, 2021, the Company has outstanding balances due from Bass of approximately $4,838 and $8,413, respectively. These amounts are reflected in accounts receivable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2022, Bass has no past due balance.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2022, and 2021, the Company incurred approximately $111,138 and $75,927, respectively, in commission costs to Sintu, which is reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statement of operations.

As of March 31, 2022, and December 31, 2021, the Company had approximately $668,366 and $557,228, respectively, of unpaid commission costs due to Sintu.

FUSE MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2022, and 2021, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately zero and $502, respectively, which is reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations;

As of March 31, 2022, and December 31, 2021, the Company has no outstanding balances due from Tiger.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2022, there is no past due balance.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the three months ended March 31, 2022 and 2021, the Company purchased approximately $75,354 and $180,397 respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of March 31, 2022, and December 31, 2021, the Company had outstanding balances owed to Modal of approximately $863,530 and $709,234, respectively. This is reflected in accounts receivable in the Company’s accompanying condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of March 31, 2022, the Company had a past due balance of approximately $863,530 owed to Modal.

Note 13. Subsequent Events

In preparing these interim unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 10, 2022, the date the interim unaudited condensed consolidated financial statements were available to be issued.

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (our “Financial Statements”), the audited consolidated financial statements of our Company and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 31, 2022.

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

All of our medical devices are cleared by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, and all of our Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks. Additionally, we are licensed by the FDA for storage and distribution of human cells, tissues and cellular and bone-based products (HCT/Ps), and we are an FDA-registered medical device specification developer and repackager/relabeler, and manufacturer of record, (a “Manufacturer”). We are seeking to grow our manufacturing operations, both by internal product development and by acquiring existing FDA approved devices and related intellectual property.

First Quarter 2022 Update

Fuse Branded Portfolio

As an emerging manufacturer of medical device implants, we are continuing to expand our Fuse branded portfolio of orthopedic implants and biologics. During the first quarter of 2022, we emphasized the sale of manufactured products within our Fuse portfolio. Due to the reduced costs of goods sold associated with our manufactured products within the Fuse portfolio, we are able to maximize our competitive advantage as a manufacturer and distributor of orthopedic implants and biologics. With additional launches of innovative Fuse products planned for this year, we anticipate a continued emphasis on the commercialization of these products through our Retail Model.

Research and Development

During the first quarter of 2022, we established a new Scientific Advisory Board, (“SAB”), for Sports Medicine and Extremities to further expand our efforts to manufacture Fuse branded products. This new SAB was created for the internal design and development of new products utilizing novel materials with osseointegration and anti-bacterial properties.

This new SAB complements our existing Spine and Orthopedic SAB’s which have been instrumental in our design and launch of multiple Fuse product lines within our portfolio.

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

Currently, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines is uncertain, particularly with respect to new variants of COVID-19 which have emerged and will likely continue to emerge.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during 2022 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves in markets we serve, including from new variants of COVID-19, (ii) the comfort level of patients returning to clinics and hospitals, (iii) the extent to which localized elective surgery shutdowns occur, (iv) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (v) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

COVID-19 has also continued to present uncertainties and delays in our local and national supply chain, for both raw materials and finished goods. This disruption in our supply chain has adversely impacted lead times to; manufacture products, launch product lines, and commercialize our products in the marketplace. As a result, we are continuing to source alternate suppliers to help mitigate the impact to our supply chain.

Severe Weather Conditions

During February 2022, the state of Texas experienced regionally harsh winter weather which resulted in dangerous road conditions, power outages, which caused significant disruptions through-out Texas, including our corporate office and distribution center for several days.

In response to the dangerous weather conditions, our executive management team immediately focused on the health and wellbeing of our employees, allowing employees to work from home to avoid driving to our offices. Our management also worked to minimize the impact on our customers by rescheduling and coordinating new surgery dates. We resumed full operations on February 7, 2022 and have worked to address the surgical caseload, sales support, and administrative functions backlog. Generally, surgical Cases canceled due to the severe weather have been rescheduled to subsequent weeks.

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

Wholesale. Under our wholesale distribution model, (“Wholesale Model”), we sell our products directly to independent distributors rather than to hospitals and medical facilities who are the ultimate end customer. We do not pay or receive commissions from any sales by the independent distributor to the end customer. We refer to sales through our Wholesale Model as Wholesale Cases.

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

To offset pricing pressure, we employ strategies to optimize revenue per Case. For the three months ended March 31, 2022 and 2021, we believe we partially mitigated the impact of pricing pressures as reflected with average revenues per Case of $4,619 and $5,041, respectively. Our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 94% of revenue for the first quarter of 2022, or an approximate 4% increase over the same quarter of 2021.

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

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements beginning on page F-1 and found elsewhere in this report and in our 2021 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

	For the Three Months Ended
	March 31, 2022	(% Rev)	March 31, 2021	(% Rev)
Net revenues	$4,554,338	100%	$4,440,759	100%
Cost of revenues	1,625,191	36%	1,853,865	42%
Gross profit	2,929,147	64%	2,586,894	58%
Operating expenses:
Selling, general, administrative and other	1,709,541	38%	1,435,310	32%
Commissions	1,505,671	33%	1,564,753	35%
Depreciation and amortization	34,402	1%	16,794	0%
Total operating expenses	3,249,614	71%	3,016,857	68%
Operating loss	(320,467)	-7%	(429,963)	-10%
Other expense
Interest expense	32,958	1%	19,000	0%
Total other expense	32,958	1%	19,000	0%
Operating loss before tax	(353,425)	-8%	(448,963)	-10%
Income tax expense	4,856	0%	4,360	0%
Net loss	$(358,281)	-8%	$(453,323)	-10%

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Net Revenues

For the three months ended March 31, 2022, net revenues were $4,554,338 compared to $4,440,759 for the three months ended March 31, 2021, an increase of $113,579 or approximately 2.6%.

For the three months ended March 31, 2022, Retail Cases increased by approximately 26% compared to the three months ended March 31, 2021, and revenues from Retail Cases increased by approximately 8% compared to revenues from Retail Cases for the three months ended March 31, 2021. Revenues from Retail Cases as a percentage of total revenues increased to 94% of revenues for the three months ended March 31, 2022, from 90% of revenues for the three months ended March 31, 2021. We believe the increase in revenue from Retail Cases as a percent of total revenues reflects the execution of our strategies to shift more of our business to higher margin Retail Cases through improvement of our supply chain management. Consequently, wholesale revenue as a percent of total revenue has decreased.

Additionally, as discussed above in “Severe Weather Conditions”, we believe the severe weather conditions that we experienced in February 2022 had a material impact on our first quarter revenues for 2022.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain gross profit levels. We intend to increase our Retail Case volume by increasing sales volumes with our existing retail customer base as well as on-boarding new surgeons, distributors, and retail customers.

Cost of Revenues

For the three months ended March 31, 2022, our cost of revenues was $1,625,191, compared to $1,853,865 for the three months ended March 31, 2021, representing a decrease of $228,674, or approximately 12.3%.

As a percentage of revenues, cost of revenues decreased 6% percentage points to approximately 36% for the three months ended March 31, 2022, compared to approximately 42% for the three months ended March 31, 2021. As a percentage of net revenues, the decrease of approximately 6% primarily resulted from (a)(i) a decrease of 6% in the inventory loss provision for slow-moving and obsolescence, (ii) a decrease of 4% for medical instruments purchased based on new product development, (iii) a 2% reduction in cost of revenues product mix, (iv) a decrease of approximately 1% of purchase price variance and shipping costs, net; offset, in part, by (b) an increase of 6% in inventory shrink.

Beginning in 2022, the Company changed its estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.  For the three months ended March 31, 2022, our management increased property and equipment by $138,835 and recorded depreciation expense of $20,717 which is reflected on our March 31, 2022 unaudited condensed consolidated balance sheet and statements of operations.

Gross Profit

For the three months ended March 31, 2022, we generated a gross profit of $2,929,147, compared to $2,586,894 for the three months ended March 31, 2021, representing an increase of $342,253, or approximately 13.2%.

As a percentage of revenues, gross profit increased approximately 6% for the three months ended March 31, 2022 compared to 2021. The components of gross profit varied and included primarily, (a)(i) a decrease of 6% in the inventory loss provision for slow-moving and obsolescence, (ii) a decrease of 4% for medical instruments purchased based on new product development, (iii) a 2% reduction in cost of revenues product mix, (iv) a decrease of approximately 1% of purchase price variance and shipping costs, net; offset, in part, by (b) an increase of 6% in inventory shrink.

Selling, General, Administrative, and Other Expenses

For the three months ended March 31, 2022, selling, general, administrative, and other expenses (“SG&A”) increased to $1,709,541 from $1,435,310 for the three months ended March 31, 2021, representing an increase of $274,231 or approximately 19.1%.

As a percentage of net revenues, SG&A accounted for approximately 38% for the three months ended March 31, 2022, and 32% for the three months ended March 31, 2021. As a percentage of net revenues, the increase of approximately 6% primarily resulted from (i) an increase of 6% in bad debt expense; (ii) a 1% increase in leased staffing costs; (iii) a 1.6% reduction in professional fees relating to audit, legal and consulting expenses; (iv) an increase of 1.3% for employee expense reimbursements related to business development and travel costs; and (v) a 2.3% reduction in stock-based compensation.

Commissions

For the three months ended March 31, 2022, and 2021, commission expense was $1,505,671 and $1,564,753, respectively, representing a decrease of $59,082, or approximately 3.8%.

As a percentage of net revenues, commission expense accounted for approximately 33% for the three months ended March 31, 2022, and approximately 35% for the three months ended March 31, 2021. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with total revenues.

Depreciation and amortization

For the three months ended March 31, 2022, our depreciation expense increased to $34,402 from $16,794 for the three months ended March 31, 2021, representing an increase of $17,608. This increase is the result of (i) an approximate $20,082 increase in amortization of intangible assets including the newly fees associated with obtaining the Credit Agreement, and (ii) an approximate $2,474 decrease in depreciation expense relating to fully depreciated assets in 2021.

Interest

For the three months ended March 31, 2022, interest expense increased to $32,958 from $19,000 for the three months ended March 31, 2021, which is an increase of $13,958, or approximately 73.5%. The increase is primarily due to an increase in average borrowings on our Credit Agreement with CNH, and an increase in the interest rate on the Credit Agreement.

Tax

For the three months ended March 31, 2022, and 2021 we recorded an income tax expense of $4,856 and $4,360.  For additional information, please see Note 10, “Income Taxes,” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1.

Net Loss

For the three months ended March 31, 2022, we had a net loss of $358,281 compared to a net loss $453,323 for the three months ended March 31, 2021, respectively, representing a reduction in net loss of $95,042 or a reduction of approximately 20.1%. The drivers for our reduction in net loss for the three months ended March 31, 2022 were (a)(i) a $228,674 reduction in cost of revenue, (ii) an increase of $113,579 in net revenues, (iii) a $59,082 decrease in commissions, offset, in part, by (b)(i) an increase of $274,231 in SG&A and other expense, (iii) an increase of $17,608 in depreciation and amortization, (iv) a $13,958 increase in interest expense, and (v) an increase in tax expense of $496.

Cash Flows

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$632,973	$55,335
Net cash used in investing activities	(138,835)	-
Net cash provided by (used in) financing activities	(524,841)	175,000
Net increase (decrease) in cash and cash equivalents	$(30,703)	$230,335

Net Cash Provided by Operating Activities

During the three months ended March 31, 2022, net cash provided by operating activities was $632,973 compared to net cash provided by operations of $55,335 for the three months ended March 31, 2021, representing an increase of $577,638.

The increase provided by operating activities of $577,638 primarily resulted from: (a)(i) a $343,136 increase in cash provided by inventories; (ii) a $277,614 increase in cash provided by accounts receivable; (iii) a $114,621 increase in cash provided by accrued expenses; (iv) a $67,119 increase in cash provided by the net loss adjusted for non-cash items; (v) a $20,265 increase in cash provided by accounts payable; offset, in part, by (b)(i) a $225,443 increase in cash used for long term accounts receivable, and (ii) a $19,674 increase in cash used for prepaid expenses and other current assets.

Net Cash Used in Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $138,835. For the three months ended March 31, 2021 net cash used in investing activities was zero.

The increase of $138,835 used in investing activities was for the purchase of medical instruments. Beginning in 2022, the Company changed its estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.

Net Cash Used in Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $524,841, compared to $175,000 provided by financing activities for the three months ended March 31, 2021. For both periods, the amount of net cash used in financing activities was driven by the net activity on our credit facility.

Liquidity

Our primary sources of liquidity are cash from our operations and the Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., a Delaware limited partnership (“CNH”) described below. On March 31, 2022, our current assets exceeded our current liabilities by $2,289,326 (our “Working Capital”), which included $522,487 in cash and cash equivalents. We believe cash from our operations and net borrowings on our Credit Agreement supports our Working Capital needs for 2022. Beyond 2022, we believe that we will be able to support itself through our Credit Agreement until the we are able to support ourselves solely from the cash provided by operations.

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

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.45 to our 2021 Annual Report.

We rely on the Credit Agreement for capital expenditures and day-to-day Working Capital needs. As of March 31, 2022, we had approximately $522,487 in available cash, and $88,572 available on our Credit Agreement for borrowing (subject to certain borrowing base limitations). Borrowings on our Credit Agreement are repaid from cash generated from our operations.

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

EIDL Loan

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

On September 24, 2021, the Company executed the standard loan documents with the SBA for an amended and restated loan and authorization and agreement (“A&R SBA Loan Agreement”) required for securing an increase in the Company’s Original Note from the SBA EIDL Loan. Pursuant to the A&R SBA Loan Agreement, the principal amount for the EIDL Loan was increased by $350,000 to $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were due monthly beginning May 12, 2022 (twenty-four months from the date of the Original Note) in the amount of $2,515. The balance of principal and interest was payable thirty years from the date of the A&R SBA Loan Agreement.

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

Capital Expenditures

For the three months ended March 31, 2022, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2022, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) promulgated under the Exchange Act) as of March 31, 2022.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.

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

FUSE MEDICAL, INC.

Date: May 12, 2022	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Lawrence S. Yellin
Lawrence S. Yellin
Chief Financial Officer and Director (Principal Financial Officer)