Form 10-Q
period 2022-06-30
Fuse Medical, Inc.
filed 2022-08-11
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 5, 2022, 72,895,793 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$603,996	$553,190
Accounts receivable, net of allowance of $395,666 and $498,261, respectively	2,964,744	3,528,992
Inventories	9,357,282	8,736,474
Prepaid expenses and other current assets	95,331	5,921
Total current assets	13,021,353	12,824,577
Property and equipment, net	351,611	7,251
Long term accounts receivable, net of allowance of $3,757,591 and $3,355,391, respectively	2,450,569	2,182,437
Intangible assets, net	1,256,410	1,317,341
Goodwill	1,972,886	1,972,886
Total assets	$19,052,829	$18,304,492
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$4,781,712	$4,461,641
Accrued expenses	3,953,587	2,898,068
Convertible notes payable - related parties	150,000	150,000
Notes payable - related parties	200,000	200,000
Senior secured revolving credit facility	2,240,171	2,432,770
Total current liabilities	11,325,470	10,142,479
Earn-out liability	11,593,832	11,593,832
Total liabilities	22,919,302	21,736,311
Commitments and contingencies	—	—
Stockholders' equity (accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 72,895,793 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	728,958	728,958
Additional paid-in capital	1,472,368	1,455,422
Accumulated deficit	(6,067,799)	(5,616,199)
Total stockholders' equity (accumulated deficit)	(3,866,473)	(3,431,819)
Total liabilities and stockholders' equity (accumulated deficit)	$19,052,829	$18,304,492

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$4,668,290	$5,665,015	$9,222,628	$10,105,774
Cost of revenues	1,723,642	2,219,608	3,348,833	4,073,473
Gross profit	2,944,648	3,445,407	5,873,795	6,032,301
Operating expenses:
Selling, general, administrative and other	1,422,768	2,021,576	3,132,309	3,456,887
Commissions	1,463,859	1,834,372	2,969,530	3,399,125
Depreciation and amortization	109,642	15,465	144,044	32,258
Total operating expenses	2,996,269	3,871,413	6,245,883	6,888,270
Operating loss	(51,621)	(426,006)	(372,088)	(855,969)
Other (income) expense:
Interest expense	36,527	16,048	69,485	35,048
Gain on Payroll Protection Loan extinguishment	-	(361,400)	-	(361,400)
Total other (income) expense	36,527	(345,352)	69,485	(326,352)
Net loss before income tax	(88,148)	(80,654)	(441,573)	(529,617)
Income tax expense	5,171	4,826	10,027	9,186
Net loss	$(93,319)	$(85,480)	$(451,600)	$(538,803)
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic	70,321,566	70,221,566	70,321,566	70,221,566

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2021	72,895,793	$728,958	$1,455,422	$(5,616,199)	$(3,431,819)
Stock compensation expense	-	-	12,844	-	12,844
Net loss	-	-	-	(358,281)	(358,281)
Balance, March 31, 2022	72,895,793	728,958	1,468,266	(5,974,480)	(3,777,256)
Stock compensation expense	-	-	4,102	-	4,102
Net loss	-	-	-	(93,319)	(93,319)
Balance, June 30, 2022	72,895,793	728,958	1,472,368	(6,067,799)	(3,866,473)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)
Stock compensation expense	-	-	115,948	-	115,948
Net loss	-	-	-	(453,323)	(453,323)
Balance, March 31, 2021	73,124,458	731,245	1,300,170	(4,481,631)	(2,450,216)
Stock compensation expense	-	-	70,075	-	70,075
Net loss	-	-	-	(85,480)	(85,480)
Balance, June 30, 2021	73,124,458	731,245	1,370,245	(4,567,111)	(2,465,621)

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(451,600)	$(538,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	144,044	32,258
Stock based compensation	16,946	186,023
Provision for bad debts and discounts	(102,595)	153,517
Provision for long term accounts receivable	402,200	659,442
Provision for slow moving inventory	(94,595)	(433,505)
Gain on Payroll Protection Program Loan extinguishment	-	(361,400)
Changes in operating assets and liabilities:
Accounts receivable	666,843	1,222,444
Inventories	(526,213)	(897,793)
Prepaid expenses and other current assets	(89,410)	(36,895)
Long term accounts receivable	(670,332)	(1,118,958)
Accounts payable	320,071	1,068,299
Accrued expenses	1,055,519	234,789
Net cash provided by operating activities	670,878	169,418

Cash flows from investing activities
Purchase of property and equipment	(422,973)	-
Net cash (used in) investing activities	(422,973)	-

Cash flows from financing activities
Net payments on CNH senior secured revolving credit facility	(192,599)	-
Payments of deferred financing costs	(4,500)	-
Net cash (used in) financing activities	(197,099)	-

Net increase in cash	50,806	169,418
Cash and cash equivalents - beginning of period	553,190	1,187,458
Cash and cash equivalents - end of period	$603,996	$1,356,876
Supplemental disclosure of cash flow information:
Cash paid for interest	$50,796	$21,235

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Overview

Fuse Medical, Inc., a Delaware corporation (the “Company”), is a manufacturer and national distributor of medical devices and surgical implants for the orthopedic market. The Company acquired CPM Medical Consultants, LLC (“CPM”) in December 2017 (the “CPM Acquisition”), in which the Company was the legal acquirer and CPM was deemed the accounting acquirer. In August 2018, the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim” and such transactions the “Maxim Acquisition”). CPM and, until its dissolution, Maxim survived as the Company’s wholly-owned subsidiaries and subsequent to the completion of each acquisition, CPM, Maxim and Company operations are consolidated. Maxim was subsequently dissolved and terminated on December 20, 2019.

Nature of Business

The Company is a manufacturer, distributor, and wholesaler of medical device implants, offering a broad portfolio of orthopedic implants and biologics including: (i) internal and external fixation products; (ii) upper and lower extremity plating and total joint reconstruction implants; (iii) soft tissue fixation and augmentation for sports medicine procedures; (iv) spinal implants for trauma, degenerative disc disease and deformity indications; and (v) a wide array of osteo-biologics and regenerative products, which include human allografts, substitute bone materials, tendons, and regenerative tissues. All of the Company’s medical devices are approved by the FDA for sale in the United States, and all of the Company’s Biologics suppliers are licensed tissue banks accredited by the American Association of Tissue Banks.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading.

The condensed consolidated balance sheet information as of December 31, 2021, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2021 Annual Report.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

Note 2. Significant Accounting Policies

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CPM. Intercompany transactions have been eliminated in consolidation.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with GAAP, requires the Company to make estimates and assumptions that affect the Company’s reported amounts in the interim unaudited condensed consolidated financial statements.

Actual results could differ from those estimates. Significant estimates on the accompanying interim unaudited condensed consolidated financial statements include the allowance for doubtful accounts, valuation of inventories, the Company’s effective income tax rate, the fair value calculations of stock-based compensation, goodwill, finite lived intangibles and the earn-out (“Earn-Out”) liability.

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

Reclassification

Medical instrument depreciation was previously reported as a component of cost of revenues in the Company’s accompanying consolidated statements of operations. Medical instruments are orthopedic devices that are utilized in all cases where our Orthopedic Implants are implanted. Subsequent to December 31, 2021, the Company began depreciating these medical instruments over 3 years and have now reclassed this depreciation expense to depreciation and amortization in the accompanying consolidated statements of operations.

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

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the six months ended June 30, 2022 and 2021, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent vested, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

In connection with the CPM Acquisition, the Company initially recorded a $19,244,543 liability related to the Earn-Out portion of the purchase consideration. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability is evaluated each reporting period and changes in its fair value are included in the Company’s earnings. The Earn-Out

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

payments are based on the financial performance of the Company between the period of January 1, 2018, and December 31, 2034.  The base amount of the Earn-Out is up to $16,000,000 with an additional bonus payment up to $10,000,000. The payments of the base and bonus Earn-Out amounts are subject to the Company meeting certain earnings thresholds as detailed in the CPM Acquisition Agreement.

The Earn-Out liability, which represents contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the consolidated statements of operations at each reporting period.

The Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was reduced by $342,168 from $11,936,000 to $11,593,832 in 2021 and increased by $290,635 from $11,645,365 to $11,936,000 in 2020 and reflected as “Change in fair value of contingent purchase consideration” on our Consolidated Financial Statements.

There was no change in the Earn-Out liability for the six months ended June 30, 2022 and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2021. The required earnings thresholds have not been met from inception of the agreements through June 30, 2022, and as such, there have been no payments required for either the base or bonus Earn-Out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at June 30, 2022 and December 31, 2021.  The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per financial institution.  The Company has not experienced any financial institution losses from inception through June 30, 2022.  As of June 30, 2022 and December 31, 2021, there were deposits of $523,993 and $594,536, respectively, which were greater than federally insured limits.

Accounts Receivable and Allowances

Accounts receivable are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable and an allowance for contractual discount pricing. Credit is extended to customers based on an evaluation of their financial condition, industry reputation, and other factors considered by the Company. The Company generally does not require collateral or other security interest to support accounts receivable. Based on trends and specific factors, the customer’s credit terms may be modified, including required payment upon delivery.

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstances warrant, the Company estimates the amounts that are more likely than not to be uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

The Company estimates its allowance for contractual discount pricing, by evaluating specific accounts where information indicates the customer is offered contractual pricing and discount allowances. In these arrangements, the Company uses assumptions and judgement, based on the best available facts and circumstances to record a specific allowance for the amounts due from those customers. The allowance is offset by a corresponding reduction to revenue. These specific allowances are re-evaluated, analyzed, and adjusted as additional information becomes available to determine the total amount of the allowance. The Company may record

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

additional allowances based on trends and expectations to ensure the Company’s accounts receivable portfolio is recorded at net realizable value.

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

ASC 350-30-35-18, “Intangible assets not subject to amortization,” indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of June 30, 2022.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Category
Retail	$4,500,975	$5,159,510	$8,794,731	$9,143,388
Wholesale	167,315	505,505	427,897	962,386
Total	$4,668,290	$5,665,015	$9,222,628	$10,105,774

Cost of Revenues

Cost of revenues consists of (i) cost of goods sold, (ii) freight and shipping costs for items sold to customers, (iii) cost of storage, (iv) inventory shrink, and (v) an estimate for slow-moving inventory, expired inventory, and inventory obsolescence.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued, both effective and not yet effective.

 Other recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by the Company to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Computer equipment and software	$20,249	$20,249
Medical instruments	422,973	-
Office equipment	-	-
Property and equipment costs	443,222	20,249
Less: accumulated depreciation	(91,611)	(12,998)
Property and equipment, net	$351,611	$7,251

Depreciation expense for the three months ended June 30, 2022 and 2021 was $56,209 and $2,832, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $78,613 and $6,992, respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	June 30, 2022	December 31, 2021	Amortization period (years)
Intangible assets:
510(k) product technology	$704,380	$704,380	Indefinite
Customer relationships	555,819	555,819	11
CNH Credit Agreement	240,858	236,358	3
Total intangible assets	1,501,057	1,496,557
Less: accumulated amortization	(244,647)	(179,216)
Intangible assets, net	1,256,410	1,317,341
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended June 30, 2022 and 2021 was $32,715 and $12,633, respectively. Amortization expense for the six months ended June 30, 2022 and 2021, was $65,431 and $25,266.

Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, funds to secure the Credit Agreement with CNH Finance Fund I, L.P., and customer relationships.

Note 5. Senior Secured Revolving Credit Facility

On December 29, 2017, the Company became party to the Senior Secured Revolving Credit Facility (“RLOC”) with ZB, N.A., d/b/a Amegy Bank (“Amegy Bank”). The RLOC established an asset-based senior secured revolving credit facility in the amount of $5,000,000.  The RLOC contained customary representation, warranties, covenants, events of default, and was collateralized by substantially all of the Company’s assets. The Company’s Chairman of the Board and President initially personally guaranteed fifty percent (50%) of the outstanding RLOC amount.

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

On December 18, 2019, the Company executed the Fourth Amendment to the RLOC with Amegy Bank (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Amegy Bank (i) waived the Company’s events of default under the RLOC, (ii) reduced the aggregate limit of the RLOC to $2,750,000, (iii) reduced and limited the annual salary of the Company’s Chairman of the Board and President, Mr. Brooks, to not exceed $550,000, (iv) amended the financial covenants to state that the Company will not permit EBITDA to be less than $600,000 for the fiscal quarter ending December 31, 2019 and $125,000 for the fiscal quarter ending March 31, 2020, (v) extended the termination date of the RLOC to May 4, 2020, and (vi) provided for our Chairman of the Board and President to personally guarantee one hundred percent (100%) of the outstanding RLOC amount.

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

In conjunction with executing the Fifth Amendment to the RLOC, the Company obtained an additional $200,000 in capital in the form of subordinated debt from affiliates of Messrs. Brooks and Reeg. Specifically, on May 6, 2020, the Company borrowed $180,000 from NC 143 Family Holdings, LP, (“NC 143”), and $20,000 from Reeg Medical Industries (“RMI”), in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, (subsequently extended to May 6, 2023), the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the RLOC.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company used borrowings under the Facility to repay in full (i) the Amended and Restated Business Loan Agreement, dated December 31, 2017, among ZB, N.A. (d/b/a Amegy Bank) and the Company and CPM (the “Borrowers”), as amended, and (ii) the U.S. Small Business Administration Loan Authorization and Agreement, dated May 12, 2020, between the Company and the U.S. Small Business Association, as amended. Borrowings under the Credit Agreement may be used for payment of fees, costs and expenses incurred in connection with the Credit Agreement and working capital for the Borrowers and their subsidiaries.

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

Pursuant to the Credit Agreement, the Company had an outstanding balance of $2,240,171 as of June 30, 2022 and had reached the borrowing limit based on the Company’s borrowing base limitations. In preparation of the Credit Agreement, the Company incurred $240,858 of costs that have been allocated to intangible assets and will be amortized over the life of the Credit Agreement. Interest expense incurred on the Credit Agreement was $55,845 for the year ended June 30, 2022 and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the Credit Agreement as of June 30, 2022 was $11,062, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets. At June 30, 2022, the effective interest rate was 5.46%.

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

On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured, and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the Credit Agreement. On March 25, 2022, the two promissory notes were amended to extend the maturity date from May 6, 2022, to May 6, 2023

During the three months ended June 30, 2022 and 2021, interest expense of $6,857 and $ 6,857, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, interest expense of $13,640 and $13,639, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of June 30, 2022, and December

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

31, 2021, accrued interest was $154,644 and $141,004, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 7 – Payroll Protection Program

On April 11, 2020, the Company received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the Payroll Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan was scheduled to mature on April 11, 2022, had a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the PPP. The Company applied for and received forgiveness for the total amount of the PPP Loan during the second quarter of 2021.

Note 8 – Economic Injury Disaster Loan

On May 12, 2020, the Company executed the standard loan documents (“SBA Loan Agreement”) required for securing a loan from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan”). Pursuant to the SBA Loan Agreement, the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrued at the rate of 3.75% per annum. Installment payments, including principal and interest, were due monthly beginning May 12, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest was payable thirty years from the date of the SBA Loan Agreement.

EIDL Loan interest expense incurred for the three months ended June 30, 2022 and 2021 was approximately zero and $1,460, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. EIDL Loan interest expense incurred for the six months ended June 30, 2022 and 2021 was approximately zero and $2,906, respectively, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

On September 24, 2021, the Company executed the standard loan documents with the SBA for an amended and restated loan and authorization and agreement (“A&R SBA Loan Agreement”) required for securing an increase in the Company’s Original Note from the SBA EIDL Loan. Pursuant to the A&R SBA Loan Agreement, the principal amount for the EIDL Loan was increased by $350,000 to $500,000. Interest accrued at the rate of 3.75% per annum.

The Company used borrowings under the Credit Agreement, as discussed in Note 5, to repay in full (i) the Amended and Restated Business Loan Agreement, dated December 31, 2017, among ZB, N.A. (d/b/a Amegy Bank) and the Borrowers as amended, and (ii) EIDL Loan.

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

The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option pricing model. Black-Scholes option pricing is calculated using several variables, including the expected option term, expected volatility of the Company’s stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which are subject to ASC Topic 718 requirements. The Company estimates of fair value may not be reflective of actual future values or amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

The Company utilizes the simplified method to estimate the expected life for stock options granted to employees, as the Company does not have sufficient historical data regarding stock option exercises. The risk-free interest rate is based on the U.S. Treasury yields

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

The Company made an accounting policy election to account for forfeitures when they occur, versus estimating the number of awards that are expected to vest, in accordance with ASU 2016-09.

Non-Qualified Stock Option Awards

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three and six months ended June 30, 2022, and 2021. For the three months ended June 30, 2022 and 2021 the Company amortized $4,102 and $70,075, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. For the six months ended June 30, 2022 and June 30, 2021 the Company amortized $16,946 and $186,023, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.  The Company will recognize $5,906 as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity for the six months ended June 30, 2022, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2021	1,745,000	$0.86	6.73	$12,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at June 30, 2022	1,745,000	$0.86	6.24	$-
Exercisable at June 30, 2022	1,695,000	$0.87	6.21	$-

Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of June 30, 2022, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in an RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in an RSA Agreement), within the Acceleration Notice Period (as defined in an RSA Agreement).

As of June 30, 2022, and 2021, it was not probable that the performance conditions on the outstanding RSAs would be met, therefore, no expense has been recorded for these awards for the three and six months ended June 30, 2022 and 2021.

There were no RSA’s that were granted, exercised, or forfeited during the six months ended June 30, 2022.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	2,574,227	$1,332,100	$0.52
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, June 30, 2022	2,574,227	$1,332,100	$0.52

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense are as follows:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Current:
Federal	$-	$-
State	10,027	9,186
	10,027	9,186
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax expense (benefit)	$10,027	$9,186

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$1,439,042	$1,262,269
Accounts receivable	83,090	104,635
Compensation	559,495	555,936
Inventory	454,371	523,131
Other	20,019	1,244
Total deferred tax assets	2,556,017	2,447,215
Deferred tax liabilities:
Intangibles	(194,809)	(198,801)
Property and equipment	(19,481)	(1,522)
Total deferred tax liabilities	(214,290)	(200,323)
Deferred tax assets, net	$2,341,727	$2,246,892
Valuation allowance:
Beginning of year	(2,246,892)	(1,816,546)
Increase during the year	(94,835)	(430,346)
Ending balance	(2,341,727)	(2,246,892)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance totaling $94,835 for the six months ended June 30,2022 due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of June 30, 2022 was $2,341,727.

At June 30, 2022, the Company estimates it has approximately $6,852,583 of net operating loss carryforwards which $1,741,108 will expire during 2022 through 2038. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,122,191 of net operating loss carryforwards, therefore, the deferred net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of June 30, 2022, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of June 30, 2022.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Gain on Payroll Protection Loan	0.0%	14.5%
Permanent differences	0.0%	0.0%
State and local income taxes, net of federal benefit	-1.8%	-1.4%
Change in deferred tax asset valuation allowance	-21.5%	-35.9%
Effective tax rate	-2.3%	-1.8%

Our effective income tax rates for the six months ended June 30, 2022 and June 30, 2021 were -2.3% and -1.8%, respectively. This decrease from prior period is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the six months ended June 30, 2022 and 2021, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Customer 1	11.24%	0.12%
Customer 2	1.78%	17.05%
Totals	13.02%	17.17%

At June 30, 2022 and December 31, 2021, there was one and two significant customers, respectively, that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	June 30, 2022	December 31, 2021
Customer 1	13.65%	1.84%
Customer 2	4.53%	13.46%
Customer 3	3.72%	11.21%
Totals	21.90%	26.51%

For the six months ended June 30, 2022 and 2021, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Supplier 1	20.64%	21.90%
Supplier 2	11.07%	12.00%
Totals	31.71%	33.90%

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

For the six months ended June 30, 2022 and 2021, the Company paid approximately $84,000 and $84,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of June 30, 2022, AmBio operations support approximately 39 full time equivalents (“FTE”). Of those 39 FTEs, 35 FTEs directly support the Company, and 3 FTEs support the operations of other companies, and 1 FTE is shared between the Company and other companies.

As of June 30, 2022 and December 31, 2021, the Company owed amounts to AmBio of approximately $157,991 and $170,784, respectively, which are reflected in accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the six months ended June 30, 2022 and June 30, 2021, the Company paid approximately $97,546  and $93,000, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on wholesale contractual agreements that the Company believes are on terms and conditions substantially similar to other third-party contractual agreements. As described more fully below, these transactions include: selling and purchasing of inventory on a wholesale basis, commissions earned and paid and shared-service fee arrangements.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor owned and controlled by Mr. Brooks and Mr. Reeg.

During the six months ended June 30, 2022 and 2021, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately zero and $1,400, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately $1,698,152 and $1,718,298, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Company had approximately $1,671,431 and $923,960, respectively, of unpaid commission costs due to MedUSA, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company had outstanding balances due from MedUSA of approximately zero and $63,498, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per our stocking and distribution agreement with MedUSA are 30 days from receipt of invoice. As of June 30, 2022, MedUSA had no past due balance.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

During the six months ended June 30, 2022 and 2021, the Company:

•

incurred approximately $75,000 and $120,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Company had approximately $115,000 and $40,000 of unpaid commission costs owed to Overlord, which are reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2022, the Company had approximately $54,073 of unpaid liabilities related to payments made on behalf of the Company by Overlord to settle accounts payable, which are reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the six months ended June 30, 2022 and 2021, the Company sold Biologics products to NBMJ in the amounts of approximately $350 and $71,381, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Company had $2,430 and $2,080 in outstanding balances due from NBMJ. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice. As of June 30, 2022, NBMJ had a past due balance of $2,430.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2022 and 2021, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $19,985 and $23,227, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Company had outstanding balances due from Bass of approximately $15,148 and $8,413, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice. As of June 30, 2022, Bass had a past due balance of $13,298.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2022 and 2021, the Company incurred approximately $253,969 and $209,089, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2022, and December 31, 2021, the Company had approximately $811,197 and $557,228, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2022 and June 30, 2021, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately zero and $502, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Company had no outstanding balances due from Tiger.

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice. As of June 30, 2022, Tiger had no past due balance.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the six months ended June 30, 2022 and 2021, the Company purchased approximately $343,713 and $368,443, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company had outstanding balances owed to Modal of approximately $877,789 and $709,234, respectively. These amounts are reflected in accounts payable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice. As of June 30, 2022, the Company had a past due balance of approximately $848,443 owed to Modal.

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

Second Quarter 2022 Update

Fuse Branded Portfolio

As an emerging manufacturer of medical device implants, we are continuing to expand our Fuse branded portfolio of orthopedic implants and biologics. During the first and second quarter of 2022, we emphasized the sale of manufactured products within our Fuse portfolio. Due to the reduced costs of goods sold associated with our manufactured products within the Fuse portfolio, we are able to maximize our competitive advantage as a manufacturer and distributor of orthopedic implants and biologics. With additional launches of innovative Fuse products planned for this year, we anticipate a continued emphasis on the commercialization of these products through our Retail Model.

Research and Development

During the first quarter of 2022, we established a new Scientific Advisory Board, (“SAB”), for Sports Medicine and Extremities to further expand our efforts to manufacture Fuse branded products. This new SAB was created for the internal design and development of new products utilizing novel materials with osseointegration capabilities and anti-bacterial properties.

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

Pricing Pressures

Pricing pressures have increased in our industry due to (i) continuous consolidation among healthcare providers, (ii) trends toward managed care, (iii) increased government oversight of healthcare costs, and (iv) new laws and regulations that address healthcare reimbursement and pricing. Pricing pressures, reductions in reimbursement levels or coverage, or other cost containment measures can significantly impact our business, future operating results and financial condition. For the three months ended June 30, 2022 and 2021, our average revenues per Case were $4,335 and $4,991, respectively. For the six months ended June 30, 2022 and 2021, our average revenues per Case were $4,484 and $5,013, respectively.

To offset pricing pressures we employ strategies which include locating and retaining new customers, increasing volume with existing customers, and continued emphasis on promoting sales through our Retail Model. Our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 96% of revenue for the second quarter of 2022, which is an approximate 5% increase over the same quarter of 2021.

To further offset the impact of pricing pressures, the Company employs strategies to reduce the cost of revenues by increasing contract manufacturing of Fuse branded product lines. For the three months ended June 30, 2022 and 2021, our average cost of revenues per Case was $1,600 and $1,956, respectively. For the six months ended June 30, 2022 and 2021, our average cost of revenues per Case was $1,628 and $2,021, respectively. Our strategy to employ increased contract manufactured products proved successful as the revenues produced by these products increased to approximately 13% of revenue for the six months ended June 30, 2022, which is an approximate 5% increase over the same period of 2021.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Note 2, “Significant Accounting Policies” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements beginning on page F-1.

Results of Operations

The following table sets forth certain financial information from our interim unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Three Months Ended
	June 30, 2022	(% Rev)	June 30, 2021	(% Rev)
Net revenues	$4,668,290	100%	$5,665,015	100%
Cost of revenues	1,723,642	37%	2,219,608	39%
Gross profit	2,944,648	63%	3,445,407	61%
Operating expenses:
Selling, general, administrative and other expenses	1,422,768	30%	2,021,576	36%
Commissions	1,463,859	31%	1,834,372	32%
Depreciation and amortization	109,642	2%	15,465	0%
Total operating expenses	2,996,269	64%	3,871,413	68%
Operating loss	(51,621)	-2%	(426,006)	-8%
Other expense
Interest expense	36,527	1%	16,048	0%
Gain on Payroll Protection Program Loan extinguishment	-	0%	(361,400)	-6%
Total other expense	36,527	1%	(345,352)	-6%
Net loss before income tax	(88,148)	-2%	(80,654)	-1%
Income tax expense	5,171	0%	4,826	0%
Net loss	$(93,319)	-2%	$(85,480)	-2%

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Net Revenues

For the three months ended June 30, 2022, net revenues were $4,668,290 compared to $5,665,015 for the three months ended June 30, 2021, which is a decrease of $996,725 or approximately 18%. This decrease was primarily attributable to the impact of pricing pressures within certain facilities, as well as the mix of products used in Cases.

For the three months ended June 30, 2022, the percent of Retail Cases increased 10% compared to the three months ended June 30, 2021. Revenues from Retail Cases as a percent of revenues for the three months ended June 30, 2022, increased by 5% compared to revenues from Retail Cases as a percent of revenues for the three months ended June 30, 2021. Although the volume and percent of revenues increased, it was an insufficient increase in volume to offset the reduction in revenue per case.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain revenue and gross profit levels. For the two remaining quarters of 2022, we will seek to increase our Retail Cases with our existing retail customer base and continue to add additional retail customers.

Cost of Revenues

For the three months ended June 30, 2022, our cost of revenues was $1,723,642, compared to $2,219,608 for the three months ended June 30, 2021, representing a decrease of $495,966, or approximately 22%.

As a percentage of revenues, cost of revenues decreased by 2% to 37% for the three months ended June 30, 2022, compared to approximately 39% for the three months ended June 30, 2021. The 2% reduction in cost of revenues, as a percentage of revenues, is due to the difference of methodology on how medical instruments are expensed.

Gross Profit

For the three months ended June 30, 2022, we generated a gross profit of $2,944,648, compared to $3,445,407 for the three months ended June 30, 2021, representing a decrease of $500,759, or approximately 15%. The reduction in gross profit is due to the reduction in net revenues offset in part by the reduction in cost of revenues as discussed above.

As a percentage of revenues, gross profit increased by 2% to 63% for the three months ended June 30, 2022, compared to approximately 61% for the three months ended June 30, 2021. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended June 30, 2022, selling, general, administrative, and other expenses decreased to $1,422,768 from $2,021,576 for the three months ended June 30, 2021, representing a decrease of $598,808, or approximately 30%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 30% and 36% for the three months ended June 30, 2022 and June 30, 2021, respectively. As a percentage of net revenue, the decrease of approximately 6% primarily resulted from (a)(i) an approximate 12% reduction in provision for bad debt, (ii) an approximate 1% decline in stock-based compensation offset, in part, by (b)(i) an approximate 4% increase in leased staffing costs, and (ii) an approximate 3% increase in professional expenses.

Commissions

For the three months ended June 30, 2022 and June 30, 2021, commission expense was $1,463,859 and $1,834,372, respectively, representing a decrease of $370,513, or approximately 20%.

As a percentage of net revenues, commission expense accounted for approximately 31% for the three months ended June 30, 2022, and 32% for the three months ended June 30, 2021. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with total revenues.

Depreciation and amortization

For the three months ended June 30, 2022, our depreciation and amortization expense increased to $109,642 from $15,465 for the three months ended June 30, 2021, representing an increase of $94,177. This increase was primarily due to the amortization of the fees associated with obtaining the Credit Agreement.

Beginning in 2022, we changed our estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.  For the three months ended June 30, 2022, our management increased property and equipment by $284,088 and recorded depreciation expense of $54,521 which is reflected on our June 30, 2022 unaudited condensed consolidated balance sheet and statements of operations.

Interest

For the three months ended June 30, 2022, interest expense increased to $36,527 from $16,048 for the three months ended June 30, 2021, which is an increase of $20,479, or approximately 128%. The increase of $20,479 was primarily driven by (a)(i) an approximate $9,202 increase in interest costs caused by an increase in LIBOR market interest rates, (ii) an approximate $9,106 increase in interest related to increased borrowings on our Credit Agreement in comparison to our RLOC, (iii) an approximate $3,631 increase related to accrued interest on our PPP Loan, offset, in part, by (b) an approximate $1,460 decrease related to interest on our EIDL Loan.

Income tax

For the three months ended June 30, 2022, we recorded an income tax expense of approximately $5,171, compared to $4,826, for the three months ended June 30, 2021. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Payroll Protection Program Loan Forgiveness

For the three months ended June 30, 2022, we recorded a gain on the Payroll Protection Program Loan extinguishment of zero, compared to $361,400, for the three months ended June 30, 2021. For additional information, please see Note 7, “Payroll Protection Program,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the three months ended June 30, 2022, we had a net loss of $93,319 compared to a net loss of $85,480 for the three months ended June 30, 2021, respectively, representing an increase in net loss of $7,839 or approximately 9%. The drivers for our increase in net loss for the three months ended June 30, 2022 were (a)(i) a decrease of $996,725 in net revenues, (ii) a decrease of $361,400 in gains from the Payroll’ Protection Program extinguishment, (iii) a $20,479 increase in interest expense, (iv) an increase of $94,177 in depreciation and amortization, and (v) an increase in tax expense of $345 , offset, in part, by (b)(i) a decrease of $598,808 in SG&A and other expense, (ii) a $500,759 reduction in cost of revenue, and (iii) a $370,513 decrease in commissions.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Six Months Ended
	June 30, 2022	(% Rev)	June 30, 2021	(% Rev)
Net revenues	$9,222,628	100%	$10,105,774	100%
Cost of revenues	3,348,833	36%	4,073,473	40%
Gross profit	5,873,795	64%	6,032,301	60%
Operating expenses:			-	0%
Selling, general, administrative and other expenses	3,132,309	34%	3,456,887	34%
Commissions	2,969,530	32%	3,399,125	34%
Depreciation and amortization	144,044	2%	32,258	0%
Total operating expenses	6,245,883	68%	6,888,270	68%
Operating loss	(372,088)	-4%	(855,969)	-8%
Other expense	-	0%	-	0%
Interest expense	69,485	1%	35,048	0%
Gain on Payroll Protection Program Loan extinguishment	-	0%	(361,400)	0%
Total other expense	69,485	1%	(326,352)	-3%
Net loss before income tax	(441,573)	-5%	(529,617)	-5%
Income tax expense	10,027	0%	9,186	0%
Net loss	$(451,600)	-5%	$(538,803)	-5%

Net Revenues

For the six months ended June 30, 2022, net revenues were $9,222,628 compared to $10,105,774 for the six months ended June 30, 2021, a decrease of $883,146 or approximately 9%. This decrease was primarily attributable to the impact of pricing pressures within certain facilities, as well as the mix of products used in cases.

For the six months ended June 30, 2022, the percent of Retail Cases increased 10% compared to the six months ended June 30, 2021. Revenues from Retail Cases as a percent of revenues for the six months ended June 30, 2022, increased by 4% compared to revenues from Retail Cases as a percent of revenues for the six months ended June 30, 2021. Although the volume and percent of revenues increased, it was an insufficient increase in volume to offset the reduction in revenue per case.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain revenue and gross profit levels. For the two remaining quarters of 2022, we will seek to increase our Retail Cases with our existing retail customer base and continue to add additional retail customers.

Cost of Revenues

For the six months ended June 30, 2022, our cost of revenues was $3,348,833, compared to $4,073,473 for the six months ended June 30, 2021, representing a decrease of $724,640, or approximately 18%.

As a percentage of revenues, cost of revenues decreased approximately 4% to approximately 36% for the six months ended June 30, 2022, compared to approximately 40% for the six months ended June 30, 2021. The decrease as a percentage of net revenues resulted from (a)(i) an approximate 14% decrease in medical instrument expense, and (ii) 1% reduction in cost of revenues product mix offset, in part, by (b)(i) an approximate 11% increase in inventory shrink and inventory loss provision.

Gross Profit

For the six months ended June 30, 2022, we generated a gross profit of $5,873,795, compared to $6,032,301 for the six months ended June 30, 2021, representing a decrease of $158,506, or approximately 3%. The reduction in gross profit is due to the reduction in net revenues offset in part by the reduction in cost of revenues as discussed above.

As a percentage of net revenue, gross profit increased by approximately 4% to 64% for the six months ended June 30, 2022, compared to 60% for the six months ended June 30, 2021. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the six months ended June 30, 2022, selling, general, administrative, and other expenses decreased to $3,132,309 from $3,456,887 for the six months ended June 30, 2021, representing a decrease of $324,578, or approximately 9%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 34% for the six months ended June 30, 2022 and June 30, 2021. As a percentage of net revenue, the consistent percentage of net revenues included (a)(i) an approximate 3% increase in leased staffing costs, (ii) an approximate 1% increase in professional expense, (iii) a 1% increase for employee expense reimbursements related to business development and travel costs offset, in part, by (b)(i) an approximate 3% decline in the provision for bad debt and (ii) an approximate 2% decline in stock based compensation.

Commissions

For the six months ended June 30, 2022 and June 30, 2021, commissions expense was $2,969,530 and $3,399,125, respectively, representing a decrease of $429,595, or approximately 13%.

As a percentage of net revenues, commissions expenses accounted for approximately 32% for the six months ended June 30, 2022, and 34% for the six months ended June 30, 2021. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with total revenues.

Depreciation and amortization

For the six months ended June 30, 2022, our depreciation expense increased to $144,044 from $32,258 for the six months ended June 30, 2021, representing an increase of $111,786. This increase was primarily due to the amortization of the fees associated with obtaining the Credit Agreement.

Beginning in 2022, we changed our estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.  For the six months ended June 30, 2022, our management increased property and equipment by $422,973 and recorded a depreciation expense of $75,238 which is reflected on our June 30, 2022 unaudited condensed consolidated balance sheet and statements of operations.

Interest

For the six months ended June 30, 2022, interest expense increased to $69,485 from $35,048 for the six months ended June 30, 2021, which is an increase of $34,437, or approximately 98%. The increase of $34,437 was primarily driven by (a)(i) an approximate $18,602 increase in interest related to increased borrowings on our Credit Agreement in comparison to our RLOC, (ii) an approximate

$16,019 increase in interest costs caused by an increase in the LIBOR market interest rates, and (iii) an approximate $2,720 increase related to accrued interest on our PPP Loan, offset, in part, by (b)(i) an approximate $2,906 decrease related to accrued interest on our EIDL Loan.

Income tax

For the six months ended June 30, 2022, we recorded an income tax expense of approximately $10,027 compared to $9,186, for the six months ended June 30, 2021. For additional information, please see Note 10, “Income Taxes,” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1.

Payroll Protection Program Loan Forgiveness

For the six months ended June 30, 2022, we recorded a gain on the Payroll Protection Program Loan extinguishment of zero, compared to $361,400, for the six months ended June 30, 2021. For additional information, please see Note 7, “Payroll Protection Program,” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1.

Net Loss

For the six months ended June 30, 2022, we had a net loss of $451,600 compared to a net loss $538,803 for the six months ended June 30, 2021, respectively, representing a decrease in net loss of $87,203, or approximately 16%. The drivers for our reduction in net loss for the six months ended June 30, 2022 were (a)(i) a $724,640 reduction in cost of revenue, (ii) a decrease of $324,578 in SG&A and other expense, (iii) a $429,595 decrease in commissions, offset, in part, by (b)(i) a decrease of $883,146 in net revenues, (ii) a decrease of $361,400 in gains from the Payroll Protection Program extinguishment, (iii) an increase of $111,786 in depreciation and amortization, (iv) a $34,437 increase in interest expense, and (v) an increase in tax expense of $841.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$670,878	$169,418
Net cash used in investing activities	(422,973)	-
Net cash used in financing activities	(197,099)	-
Net increase in cash and cash equivalents	$50,806	$169,418

Net Cash Provided by Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities was $670,878 compared to $169,418 for the six months ended June 30, 2021, representing an increase of $501,460.

The increase provided by operating activities of $501,460 primarily resulted from: (a)(i) a $820,730 increase in cash provided by accrued expenses; (ii) a $448,626 increase in cash provided by long term accounts receivable, (iii) a $371,580 increase in cash provided by inventories; (iv) a $216,868 increase in cash provided by the net loss adjusted for non-cash items; offset, in part, by (b)(i) a $748,228 increase in cash used for accounts payable; (ii) a $555,601 decrease in cash provided by accounts receivable; and (iii) a $52,515 increase in cash used for prepaid expenses and other current assets.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $422,973 compared to zero for the six months ended June 30, 2021, representing an increase of $422,973.

The increase of $422,973 used in investing activities was for the purchase of medical instruments. Beginning in 2022, we changed our estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.

Net Cash Used in Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $197,099, compared to zero cash used in financing activities for the six months ended June 30, 2021.

The increase of $197,099 used in financing activities was from the net activity on our credit facility.

Liquidity

Our primary sources of liquidity are cash from our operations and the Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., a Delaware limited partnership (“CNH”) described below. On June 30, 2022, our current assets exceeded our current liabilities by $1,695,883 (our “Working Capital”), which included $603,996 in cash and cash equivalents. We believe cash from our operations and net borrowings on our Credit Agreement supports our Working Capital needs for 2022. Beyond 2022, we believe that we will be able to support itself through our Credit Agreement until the we are able to support ourselves solely from the cash provided by operations.

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

We rely on the Credit Agreement for capital expenditures and day-to-day Working Capital needs. As of June 30, 2022, we had approximately $603,996 in available cash, and had reached the borrowing limit based on our borrowing base limitations. Borrowings on our Credit Agreement are repaid from cash generated from our operations.

Payroll Protection Program

On April 11, 2020, we received approval from the SBA to fund our request for a loan under the Payroll Protection Program created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, we entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan was scheduled to mature on April 11, 2022, had a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the PPP. We applied for and received forgiveness for the total amount of the PPP Loan during the second quarter of 2021.

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

Strategic Growth Initiative

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

Capital Expenditures

For the six months ended June 30, 2022, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2022, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2022.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.

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

FUSE MEDICAL, INC.

Date: August 11, 2022	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Lawrence S. Yellin
Lawrence S. Yellin
Chief Financial Officer and Director (Principal Financial Officer)