Form 10-Q
period 2022-09-30
Fuse Medical, Inc.
filed 2022-11-14
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 5, 2022, 72,895,793 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

INDEX

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	F-1
	Condensed Consolidated Statements of Operations for the Three months and Nine months Ended September 30, 2022 and 2021 (Unaudited)	F-2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three months and Nine months Ended September 30, 2022 and 2021 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2022 and 2021 (Unaudited)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10
PART II. OTHER INFORMATION
Item 5.	Other Information	11
Item 6.	Exhibits	11
Signatures		13

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$505,989	$553,190
Accounts receivable, net of allowance of $392,135 and $498,261, respectively	2,625,949	3,528,992
Inventories	9,850,682	8,736,474
Prepaid expenses and other current assets	33,712	5,921
Total current assets	13,016,332	12,824,577
Property and equipment, net	399,948	7,251
Long term accounts receivable, net of allowance of $3,937,568 and $3,355,391, respectively	2,570,554	2,182,437
Intangible assets, net	1,223,695	1,317,341
Goodwill	1,972,886	1,972,886
Total assets	$19,183,415	$18,304,492
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$4,822,278	$4,461,641
Accrued expenses	4,244,400	2,898,068
Convertible notes payable - related parties	150,000	150,000
Notes payable - related parties	200,000	200,000
Senior secured revolving credit facility	2,044,606	2,432,770
Total current liabilities	11,461,284	10,142,479
Earn-out liability	11,593,832	11,593,832
Total liabilities	23,055,116	21,736,311
Commitments and contingencies	-	-
Stockholders' equity (accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 72,895,793 shares issued and outstanding as of June 30, 2022 and December 31, 2021	728,958	728,958
Additional paid-in capital	1,476,516	1,455,422
Accumulated deficit	(6,077,175)	(5,616,199)
Total stockholders' equity (accumulated deficit)	(3,871,701)	(3,431,819)
Total liabilities and stockholders' equity (accumulated deficit)	$19,183,415	$18,304,492

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$4,536,595	$4,250,554	$13,759,223	$14,356,328
Cost of revenues	1,481,648	1,861,620	4,830,480	5,935,093
Gross profit	3,054,947	2,388,934	8,928,743	8,421,235
Operating expenses:
Selling, general, administrative and other	1,708,543	1,559,708	4,840,852	5,016,594
Commissions	1,219,311	1,495,720	4,188,841	4,894,845
Depreciation and amortization	82,199	14,493	226,243	46,751
Total operating expenses	3,010,053	3,069,921	9,255,936	9,958,190
Operating (loss) profit	44,894	(680,987)	(327,193)	(1,536,955)
Other (income) expense:
Interest expense	46,992	12,512	116,477	47,561
Gain on Payroll Protection Loan extinguishment	-	-	-	(361,400)
Total other (income) expense	46,992	12,512	116,477	(313,839)
Net loss before income tax	(2,098)	(693,499)	(443,670)	(1,223,116)
Income tax expense	7,278	3,537	17,305	12,723
Net loss	$(9,376)	$(697,036)	$(460,975)	$(1,235,839)
Net loss per common share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding - basic	70,321,566	70,221,566	70,321,566	70,221,566

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2021	72,895,793	$728,958	$1,455,422	$(5,616,199)	$(3,431,819)
Stock compensation expense	-	-	12,844	-	12,844
Net loss	-	-	-	(358,281)	(358,281)
Balance, March 31, 2022	72,895,793	728,958	1,468,266	(5,974,480)	(3,777,256)
Stock compensation expense	-	-	4,102	-	4,102
Net loss	-	-	-	(93,319)	(93,319)
Balance, June 30, 2022	72,895,793	728,958	1,472,368	(6,067,799)	(3,866,473)
Stock compensation expense	-	-	4,148	-	4,148
Net loss	-	-	-	(9,376)	(9,376)
Balance, September 30, 2022	72,895,793	$728,958	$1,476,516	$(6,077,175)	$(3,871,701)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)
Stock compensation expense	-	-	115,948	-	115,948
Net loss	-	-	-	(453,323)	(453,323)
Balance, March 31, 2021	73,124,458	731,245	1,300,170	(4,481,631)	(2,450,216)
Stock compensation expense	-	-	70,075	-	70,075
Net loss	-	-	-	(85,480)	(85,480)
Balance, June 30, 2021	73,124,458	731,245	1,370,245	(4,567,111)	(2,465,621)
Stock compensation expense	-	-	35,945	-	35,945
Net loss	-	-	-	(697,036)	(697,036)
Balance, September 30, 2021	73,124,458	$731,245	$1,406,190	$(5,264,147)	$(3,126,712)

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(460,976)	$(1,235,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	226,243	46,751
Stock based compensation	21,094	221,968
Provision for bad debts and discounts	(106,127)	95,889
Provision for long term accounts receivable	582,175	578,503
Provision for slow moving inventory	(220,608)	(486,611)
Gain on Payroll Protection Program Loan extinguishment	-	(361,400)
Changes in operating assets and liabilities:
Accounts receivable	1,009,170	1,872,936
Inventories	(893,600)	(1,099,828)
Prepaid expenses and other current assets	(27,791)	(42,258)
Long term accounts receivable	(970,292)	(984,058)
Accounts payable	360,637	1,172,261
Accrued expenses	1,346,332	453,165
Net cash provided by operating activities	866,257	231,479

Cash flows from investing activities
Purchase of property and equipment	(520,794)	-
Net cash (used in) investing activities	(520,794)	-

Cash flows from financing activities
Net payments on CNH senior secured revolving credit facility	(392,664)	-
Payments from Economic Injury Disaster Loan, net	-	(3,655)
Proceeds on Economic Injury Disaster Loan	-	350,000
Net cash (used in) financing activities	(392,664)	346,345

Net increase (decrease) in cash	(47,201)	577,824
Cash and cash equivalents - beginning of period	553,190	1,187,458
Cash and cash equivalents - end of period	$505,989	$1,765,282
Supplemental disclosure of cash flow information:
Cash paid for interest	$94,978	$32,091

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

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

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the nine months ended September 30, 2022 and 2021, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent vested, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

There was no change in the Earn-Out liability for the nine months ended September 30, 2022, and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2021. The required earnings thresholds have not been met from inception of the agreements through September 30, 2022, and as such, there have been no payments required for either the base or bonus Earn-Out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at September 30, 2022 and December 31, 2021.  The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through September 30, 2022.  As of September 30, 2022 and December 31, 2021, there were deposits of $294,225 and $594,536, respectively, which were greater than federally insured limits.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 350-30-35-18, “Intangible assets not subject to amortization,” indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of September 30, 2022.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, funds to secure the Company’s Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Category
Retail	$4,333,053	$3,930,073	$13,127,909	$13,069,663
Wholesale	203,542	320,481	631,314	1,286,665
Total	$4,536,595	$4,250,554	$13,759,223	$14,356,328

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Property and Equipment

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Computer equipment and software	$20,249	$20,249
Medical instruments	520,794	-
Office equipment	-	-
Property and equipment costs	541,043	20,249
Less: accumulated depreciation	(141,095)	(12,998)
Property and equipment, net	$399,948	$7,251

Depreciation expense for the three months ended September 30, 2022 and 2021 was $49,484 and $1,861, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $128,097 and $8,853, respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	September 30, 2022	December 31, 2021	Amortization period (years)
Intangible assets:
510(k) product technology	$704,380	$704,380	Indefinite
Customer relationships	555,819	555,819	11
CNH Credit Agreement	240,858	236,358	3
Total intangible assets	1,501,057	1,496,557
Less: accumulated amortization	(277,362)	(179,216)
Intangible assets, net	1,223,695	1,317,341
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended September 30, 2022 and 2021 was $32,715 and $12,632, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021, was $98,146 and $37,898.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On November 4, 2021, the Company executed the Eighth Amendment to the RLOC with Amegy bank (the “Eighth Amendment”). Pursuant to the Eighth Amendment, Amegy Bank (i) waived the events of default for the Company not meeting the minimum quarterly EBITDA for the twelve months ended September 30, 2021, (ii) reduced the aggregate limit of the loans offered pursuant to the Loan Agreement to $2,550,000, and (iii) extended the termination date of the loan to February 4, 2022.

On December 14, 2021, the Company entered into the Credit Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., a Delaware limited partnership (the “Lender”). The Credit Agreement provides for a secured revolving credit facility maturing on January 1, 2025 (the “Facility”) with an initial maximum principal in the amount of $5,000,000.  Borrowings under the Facility are subject to a borrowing base as set forth in the Credit Agreement.

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of each calendar month (i) a current ratio of not less than 1.0 to 1.0, (ii) a fixed charge coverage ratio of not less than 1.0 to 1.0, (iii) a loan turnover rate of not greater than 60, and (iv) minimum liquidity of not less than $175,000, provided that if the Borrowers comply with the fixed charge coverage ratio for twelve consecutive months, the minimum liquidity covenant shall cease to be effective. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, all outstanding loans under the Facility may be accelerated and/or the Lender’s commitments terminated.

The Credit Agreement contains customary representations and warranties of the Borrowers.  These representations and warranties have been made solely for the benefit of the Lender and such representations and warranties should not be relied on by any other person, including investors.  In addition, such representations and warranties (i) have been qualified by disclosures made to the Lender in connection with the agreement, (ii) are subject to the materiality standards contained in the agreement which may differ from what may be viewed as material by investors and (iii) were made only as of the date of the agreement or such other date as is specified in the Credit Agreement.

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.45 to our 2021 Annual Report.

Pursuant to the Credit Agreement, the Company had an outstanding balance of $2,044,606 as of September 30, 2022 and had reached the borrowing limit based on the Company’s borrowing base limitations. In preparation of the Credit Agreement, the Company incurred $240,858 of costs that have been allocated to intangible assets and will be amortized over the life of the Credit Agreement. Interest expense incurred on the Credit Agreement was $95,905 for the year ended September 30, 2022 and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the Credit Agreement as of September 30, 2022 was $31,940, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets. At September 30, 2022, the effective interest rate was 6.15%.

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

On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured, and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the Credit Agreement. On March 25, 2022, the two promissory notes were amended to extend the maturity date from May 6, 2022, to May 6, 2023

During the three months ended September 30, 2022 and 2021, interest expense of $6,930 and $ 6,930, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, interest expense of $20,570 and $20,570, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of September 30, 2022, and December 31, 2021, accrued interest was $116,476 and $141,004, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

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

EIDL Loan interest expense incurred for the three months ended September 30, 2022 was approximately zero while recording interest income of approximately $5,135 for the three months ended September 30, 2021, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. EIDL Loan interest expense incurred for the nine months ended September 30, 2022 was approximately zero while recording interest income of approximately $2,229 for the nine months ended September 30, 2021, and is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Qualified Stock Option Awards

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three and nine months ended September 30, 2022, and 2021. For the three months ended September 30, 2022 and 2021 the Company amortized $4,148 and $35,945, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2022 and September 30, 2021 the Company amortized $21,094 and $221,968, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations.  The Company will recognize $1,758 as an expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity for the nine months ended September 30, 2022, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2021	1,745,000	$0.86	6.73	$12,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at September 30, 2022	1,745,000	$0.86	5.99	$-
Exercisable at September 30, 2022	1,695,000	$0.87	5.95	$-

Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of September 30, 2022, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in an RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in an RSA Agreement), within the Acceleration Notice Period (as defined in an RSA Agreement).

As of September 30, 2022, and 2021, it was not probable that the performance conditions on the outstanding RSAs would be met, therefore, no expense has been recorded for these awards for the three and nine months ended September 30, 2022 and 2021.

There were no RSA’s that were granted, exercised, or forfeited during the nine months ended September 30, 2022.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	2,574,227	$1,332,100	$0.52
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, September 30, 2022	2,574,227	$1,332,100	$0.52

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense are as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Current:
Federal	$-	$-
State	17,305	12,723
	17,305	12,723
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax expense (benefit)	$17,305	$12,723

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$1,555,550	$1,262,269
Accounts receivable	82,348	104,635
Compensation	560,366	555,936
Inventory	377,609	523,131
Other	7,080	1,244
Total deferred tax assets	2,582,953	2,447,215
Deferred tax liabilities:
Intangibles	(192,813)	(198,801)
Property and equipment	(46,467)	(1,522)
Total deferred tax liabilities	(239,280)	(200,323)
Deferred tax assets, net	$2,343,673	$2,246,892
Valuation allowance:
Beginning of year	(2,246,892)	(1,816,546)
Increase during the year	(96,781)	(430,346)
Ending balance	(2,343,673)	(2,246,892)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance totaling $96,781 for the nine months ended September 30, 2022 due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of September 30, 2022 was $2,343,673.

At September 30, 2022, the Company estimates it has approximately $7,407,379 of net operating loss carryforwards which $2,295,904 will expire during 2022 through 2038. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $1,567,395 of net operating loss carryforwards, therefore, the deferred net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of September 30, 2022, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of September 30, 2022.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Gain on Payroll Protection Loan	0.0%	6.2%
Permanent differences	0.0%	0.0%
State and local income taxes, net of federal benefit	-3.1%	-0.8%
Change in deferred tax asset valuation allowance	-21.8%	-27.4%
Effective tax rate	-3.9%	-1.0%

Our effective income tax rates for the nine months ended September 30, 2022 and September 30, 2021 were -3.9% and -1%, respectively. This decrease from prior period is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 11. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the nine months ended September 30, 2022 and 2021, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Customer 1	11.80%	2.07%
Customer 2	10.69%	5.34%
Customer 3	1.72%	12.18%
Totals	24.21%	19.59%

At September 30, 2022 and December 31, 2021, there was one and two significant customers, respectively, that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	September 30, 2022	December 31, 2021
Customer 1	13.75%	1.84%
Customer 2	5.88%	10.13%
Totals	19.63%	11.97%

For the nine months ended September 30, 2022 and 2021, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Supplier 1	12.00%	8.10%
Supplier 2	22.80%	22.40%
Supplier 3	8.70%	11.70%
Totals	43.50%	42.20%

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

For the nine months ended September 30, 2022 and 2021, the Company paid approximately $126,000 and $126,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

AmBio Contract

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of September 30, 2022, AmBio operations support approximately 38 full time equivalents (“FTE”). Of those 38 FTEs, 35 FTEs directly support the Company, and 2 FTEs support the operations of other companies, and 1 FTE is shared between the Company and other companies.

As of September 30, 2022 and December 31, 2021, the Company owed amounts to AmBio of approximately $168,832 and $170,784, respectively, which are reflected in accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2022 and September 30, 2021, the Company paid approximately $151,806 and $147,005, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor previously owned and controlled by Mr. Brooks and Mr. Reeg. Effective as of October 1, 2022, Mr. Brooks and Mr. Reeg sold their interest in MedUSA to an unaffiliated party. MedUSA remains a sub-distributor with the Company. However, MedUSA is no longer deemed a related party to Fuse on and after October 31, 2022.

During the nine months ended September 30, 2022 and 2021, the Company:

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately zero and $1,400, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations; and

•

incurred approximately $2,705,744 and $2,591,438, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, the Company had approximately $2,214,511 and $923,960, respectively, of unpaid commission costs due to MedUSA, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company had outstanding balances due from MedUSA of approximately zero and $63,498, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with MedUSA are 30 days from receipt of invoice. As of September 30, 2022, MedUSA had no past due balance.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2022 and 2021, the Company:

•

incurred approximately $90,000 and $180,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, the Company had approximately zero and $40,000 of unpaid commission costs owed to Overlord, which are reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company had no outstanding balances due from Overlord.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2022 and 2021, the Company sold Biologics products to NBMJ in the amounts of approximately $350 and $73,461, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, the Company had $2,430 and $2,080 in outstanding balances due from NBMJ. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice. As of September 30, 2022, NBMJ had no past due balance.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2022 and 2021, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $23,243 and $23,227, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, the Company had outstanding balances due from Bass of approximately $18,746 and $8,413, respectively. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice. As of September 30, 2022, Bass had no past due balance.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2022 and 2021, the Company incurred approximately $127,528 and $314,894, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2022, and December 31, 2021, the Company had approximately $684,756 and $557,228, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tiger Orthopedics, LLC

Tiger Orthopedics, LLC (“Tiger”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2022 and September 30, 2021, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately zero and $502, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, the Company had no outstanding balances due from Tiger.

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice. As of September 30, 2022, Tiger had no past due balance.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the nine months ended September 30, 2022 and 2021, the Company purchased approximately $699,759 and $599,628, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company had outstanding balances owed to Modal of approximately $1,169,896 and $709,234, respectively. These amounts are reflected in accounts payable in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice. As of September 30, 2022, the Company had a past due balance of approximately $856,854 owed to Modal.

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

Third Quarter 2022 Update

Fuse Branded Portfolio

As an emerging manufacturer of medical device implants, we have continued to expand our Fuse branded portfolio of orthopedic implants and biologics, with three new product launches in 2022. In the second quarter of 2022, we launched the Sterizo Tibial Revision System, which includes a modular baseplate design, with stem and augment options for primary applications. In the third quarter, we launched the Fuse PSS Pedicle Screw System with Minimally Invasive Surgery (“MIS”) features, and the Fuse PSS Pedicle Screw System for open surgeries with both low and mid top reduction options. We anticipate a continued emphasis on the commercialization of these products through our Retail Model, as we continue to expand our national distribution footprint.

Research and Development

During the first quarter of 2022, we established a new Scientific Advisory Board, (“SAB”), for Sports Medicine and Extremities to further expand our efforts to manufacture Fuse branded products. This new SAB was created for the internal design and development of new products utilizing novel materials with osseointegration capabilities and anti-bacterial properties. Our projects continue to move through the development process towards FDA clearance and commercialization, with anticipated “first to market” designations on these new and differentiated technologies.

This new SAB complements our existing Spine and Orthopedic SABs which have been instrumental in our design and launch of multiple Fuse product lines within our portfolio.

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

Retail Cases in our industry command higher revenue price points than Wholesale Cases. Because Retail Cases involve direct sales to our end customers, we typically receive a higher gross profit margin due to the absence of any third party in the sales process. However, we may pay commissions to our full time or independent sales representatives with respect to Retail Sales increasing our commission expenses. Retail Cases generally generate substantially more gross profit than Wholesale Case transactions but are subject to commission expenses, which we do not incur with respect to Wholesale Cases.

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

Pricing Pressures

Pricing pressures have increased in our industry due to (i) continuous consolidation among healthcare providers, (ii) trends toward managed care, (iii) increased government oversight of healthcare costs, and (iv) new laws and regulations that address healthcare reimbursement and pricing. Pricing pressures, reductions in reimbursement levels or coverage, or other cost containment measures can significantly impact our business, future operating results and financial condition. For the three months ended September 30, 2022 and

2021, our average revenues per Case was $4,260 and $4,409, respectively. For the nine months ended September 30, 2022 and 2021, our average revenues per Case was $4,404 and $5,343, respectively.

To offset pricing pressures, we employ strategies which include locating and retaining new customers, increasing volume with existing customers, and continued emphasis on promoting sales through our Retail Model. Our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 96% of revenue for the third quarter of 2022, which is an approximate 3% increase over the same quarter of 2021.

To further offset the impact of pricing pressures, the Company employs strategies to reduce the cost of revenues by increasing Fuse branded product lines. For the three months ended September 30, 2022 and 2021, our average cost of revenues per Case was $1,391 and $1,931, respectively. For the nine months ended September 30, 2022 and 2021, our average cost of revenues per Case was $1,546 and $1,992, respectively. Our strategy to increase Fuse branded products proved successful as the revenues produced by these products increased to approximately 50% of revenue for the nine months ended September 30, 2022, which is an approximate 24% increase over the same period of 2021.

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

	For the Three Months Ended
	September 30, 2022	(% Rev)	September 30, 2021	(% Rev)
Net revenues	$4,536,595	100%	$4,250,554	100%
Cost of revenues	1,481,648	33%	1,861,620	44%
Gross profit	3,054,947	67%	2,388,934	56%
Operating expenses:
Selling, general, administrative and other expenses	1,708,543	38%	1,559,708	37%
Commissions	1,219,311	27%	1,495,720	35%
Depreciation and amortization	82,199	1%	14,493	0%
Total operating expenses	3,010,053	66%	3,069,921	72%
Operating (loss) profit	44,894	1%	(680,987)	-16%
Other expense
Interest expense	46,992	1%	12,512	0%
Gain on Payroll Protection Program Loan extinguishment	-	0%	-	0%
Total other expense	46,992	1%	12,512	0%
Net (loss) income before income tax	(2,098)	0%	(693,499)	-16%
Income tax expense	7,278	0%	3,537	0%
Net (loss) income	$(9,376)	0%	$(697,036)	-16%

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Net Revenues

For the three months ended September 30, 2022, net revenues were $4,536,595 compared to $4,250,554 for the three months ended September 30, 2021, which is an increase of $286,041 or approximately 7%. This increase was primarily attributable to the diminishing economic impacts of COVID-19.

For the three months ended September 30, 2022, the percent of Retail Cases increased 1% compared to the three months ended September 30, 2021. Revenues from Retail Cases as a percent of revenues for the three months ended September 30, 2022, increased by 3% compared to revenues from Retail Cases as a percent of revenues for the three months ended September 30, 2021. Although the volume and percent of revenues increased, it was an insufficient increase in volume to offset the reduction in revenue per case.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain revenue and gross profit levels. For the remaining quarter of 2022, we will seek to increase our Retail Cases with our existing retail customer base and continue to add additional retail customers.

Cost of Revenues

For the three months ended September 30, 2022, our cost of revenues was $1,481,648, compared to $1,861,620 for the three months ended September 30, 2021, representing a decrease of $379,972, or approximately 20%.

As a percentage of revenues, cost of revenues decreased by 11% to 33% for the three months ended September 30, 2022, compared to approximately 44% for the three months ended September 30, 2021. The 11% reduction in cost of revenues, as a percentage of revenues, is due to the difference of methodology on how medical instruments are expensed.

Gross Profit

For the three months ended September 30, 2022, we generated a gross profit of $3,054,947, compared to $2,388,934 for the three months ended September 30, 2021, representing an increase of $666,013, or approximately 28%. The increase in gross profit is due to the increase in net revenues and the reduction in cost of revenues as discussed above.

As a percentage of revenues, gross profit increased by 11% to 67% for the three months ended September 30, 2022, compared to approximately 56% for the three months ended September 30, 2021. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended September 30, 2022, selling, general, administrative, and other expenses increased to $1,708,543 from $1,559,708 for the three months ended September 30, 2021, representing an increase of $148,835, or approximately 10%.

As a percentage of net revenues, selling, general, administrative, and other expenses accounted for approximately 38% and 37% for the three months ended September 30, 2022 and September 30, 2021, respectively. As a percentage of net revenue, the increase of approximately 1% primarily resulted from (a)(i) an approximate 1% increase in provision for bad debt, (ii) an approximate 3% increase in professional expenses, offset, in part, by (b)(i) an approximate 1% decline in stock-based compensation (ii) an approximate 1% decrease in leased staffing costs, and (iii) an approximate 1% decline in selling expenses, comprised of marketing and travel and entertainment expenses.

Commissions

For the three months ended September 30, 2022 and September 30, 2021, commission expense was $1,219,311 and $1,495,720, respectively, representing a decrease of $276,409, or approximately 18%.

As a percentage of net revenues, commission expense accounted for approximately 27% for the three months ended September 30, 2022, and 35% for the three months ended September 30, 2021. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with total revenues.

Depreciation and amortization

For the three months ended September 30, 2022, our depreciation and amortization expense increased to $82,199 from $14,493 for the three months ended September 30, 2021, representing an increase of $67,706. This increase was primarily due to the depreciation of medical instruments, as detailed below, and the amortization of the fees associated with obtaining the Credit Agreement.

Beginning in 2022, we changed our estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.  For the three months ended September 30, 2022, our management increased property and equipment by $97,821 and recorded depreciation expense of $49,484 which is reflected on our September 30, 2022 unaudited condensed consolidated balance sheet and statements of operations.

Interest

For the three months ended September 30, 2022, interest expense increased to $46,992 from $12,512 for the three months ended September 30, 2021, which is an increase of $34,480, or approximately 276%. The increase of $34,480 was primarily driven by (a)(i) an approximate $18,105 increase in interest costs caused by an increase in LIBOR market interest rates, (ii) an approximate $11,240 increase in interest related to increased borrowings on our Credit Agreement in comparison to our RLOC, and (iii) an approximate $5,135 increase related to accrued interest on our EIDL Loan.

Income tax

For the three months ended September 30, 2022, we recorded an income tax expense of approximately $7,278, compared to $3,537, for the three months ended September 30, 2021. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the three months ended September 30, 2022, we had net loss of $9,376 compared to $697,036 for the three months ended September 30, 2021, respectively, representing a decrease in net loss of $687,660 or approximately 99%. The drivers for our decrease in net loss for the three months ended September 30, 2022 were (a)(i) a $379,972 reduction in cost of revenue, (ii) an increase of $286,041 in net revenues, (iii) a $276,409 decrease in commissions, offset, in part, by (b)(i) an increase of $148,835 in SG&A and other expense, (ii) an increase of $67,706 in depreciation and amortization, (iii) a $34,480 increase in interest expense, and (iv) an increase in tax expense of $3,741.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Results of Operations

The following table sets forth certain financial information from our unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Nine Months Ended
	September 30, 2022	(% Rev)	September 30, 2021	(% Rev)
Net revenues	$13,759,223	100%	$14,356,328	100%
Cost of revenues	4,830,480	35%	5,935,093	41%
Gross profit	8,928,743	65%	8,421,235	59%
Operating expenses:			-	0%
Selling, general, administrative and other expenses	4,840,852	35%	5,016,594	35%
Commissions	4,188,841	30%	4,894,845	34%
Depreciation and amortization	226,243	2%	46,751	0%
Total operating expenses	9,255,936	67%	9,958,190	69%
Operating loss	(327,193)	-2%	(1,536,955)	-11%
Other expense
Interest expense	116,477	1%	47,561	0%
Gain on Payroll Protection Program Loan extinguishment	-	0%	(361,400)	0%
Total other expense	116,477	1%	(313,839)	-2%
Net loss before income tax	(443,670)	-3%	(1,223,116)	-9%
Income tax expense	17,305	0%	12,723	0%
Net loss	$(460,975)	-3%	$(1,235,839)	-9%

Net Revenues

For the nine months ended September 30, 2022, net revenues were $13,759,223 compared to $14,356,328 for the nine months ended September 30, 2021, a decrease of $597,105 or approximately 4%. This decrease was primarily attributable to the impact of pricing pressures within certain facilities, as well as the mix of products used in Cases.

For the nine months ended September 30, 2022, the percent of Retail Cases increased 7% compared to the nine months ended September 30, 2021. Revenues from Retail Cases as a percent of revenues for the nine months ended September 30, 2022, increased by 4% compared to revenues from Retail Cases as a percent of revenues for the nine months ended September 30, 2021. Although the volume and percent of revenues increased, it was an insufficient increase in volume to offset the reduction in revenue per case.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain revenue and gross profit levels. For the remaining quarter of 2022, we will seek to increase our Retail Cases with our existing retail customer base and continue to add additional retail customers.

Cost of Revenues

For the nine months ended September 30, 2022, our cost of revenues was $4,830,480, compared to $5,935,093 for the nine months ended September 30, 2021, representing a decrease of $1,104,613, or approximately 19%.

As a percentage of revenues, cost of revenues decreased approximately 6% to approximately 35% for the nine months ended September 30, 2022, compared to approximately 41% for the nine months ended September 30, 2021. The 6% decrease as a percentage of net revenues resulted from (a)(i) an approximate 14% decrease in medical instrument expense, and (ii) 1% reduction in cost of revenues product mix offset, in part, by (b)(i) an approximate 9% increase in inventory shrink and inventory loss provision.

Gross Profit

For the nine months ended September 30, 2022, we generated a gross profit of $8,928,743, compared to $8,421,235 for the nine months ended September 30, 2021, representing an increase of $507,508, or approximately 6%. The increase in gross profit is due to the reduction in cost of revenues as a percentage of net revenues as discussed above.

As a percentage of net revenue, gross profit increased by approximately 6% to 65% for the nine months ended September 30, 2022, compared to 59% for the nine months ended September 30, 2021. This increase in gross profit as a percentage of revenues was primarily caused by the decrease in cost of revenues as a percentage of net revenues, as discussed above.

Selling, General, Administrative, and Other Expenses

For the nine months ended September 30, 2022, selling, general, administrative, and other expenses decreased to $4,840,852 from $5,016,594 for the nine months ended September 30, 2021, representing a decrease of $175,742, or approximately 4%.

As a percentage of net revenues, selling, general, administrative and other expenses accounted for approximately 35% for the nine months ended September 30, 2022 and September 30, 2021. As a percentage of net revenue, the consistent percentage of net revenues included (a)(i) an approximate 2% increase in leased staffing costs, (ii) an approximate 1% increase in professional expense, (iii) a 1% increase for employee expense reimbursements related to business development and travel costs offset, in part, by (b)(i) an approximate 2% decline in the provision for bad debt and (ii) an approximate 2% decline in stock based compensation.

Commissions

For the nine months ended September 30, 2022 and September 30, 2021, commissions expense was $4,188,841 and $4,894,845, respectively, representing a decrease of $706,005, or approximately 14%.

As a percentage of net revenues, commissions expenses accounted for approximately 30% for the nine months ended September 30, 2022, and 34% for the nine months ended September 30, 2021. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with 4% reduction in total revenues as discussed above.

Depreciation and amortization

For the nine months ended September 30, 2022, our depreciation expense increased to $226,243 from $46,751 for the nine months ended September 30, 2021, representing an increase of $179,492. This increase was primarily due to the depreciation of medical instruments, as detailed below, and the amortization of the fees associated with obtaining the Credit Agreement.

Beginning in 2022, we changed our estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.  For the nine months ended September 30, 2022, our management increased property and equipment by $520,794 and recorded a depreciation expense of $128,097 which is reflected on our September 30, 2022 unaudited condensed consolidated balance sheet and statements of operations.

Interest

For the nine months ended September 30, 2022, interest expense increased to $116,477 from $47,561 for the nine months ended September 30, 2021, which is an increase of $68,916, or approximately 145%. The increase of $68,916 was primarily driven by (a)(i) an approximate $34,142 increase in interest related to increased borrowings on our Credit Agreement in comparison to our RLOC, (ii) an approximate $29,823 increase in interest costs caused by an increase in the LIBOR market interest rates, (iii) an approximate

$2,720 increase related to accrued interest on our PPP Loan, and (iv) an approximate $2,231 increase related to accrued interest on our EIDL Loan.

Income tax

For the nine months ended September 30, 2022, we recorded an income tax expense of approximately $17,305 compared to $12,723, for the nine months ended September 30, 2021. For additional information, please see Note 10, “Income Taxes,” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1.

Payroll Protection Program Loan Forgiveness

For the nine months ended September 30, 2022, we recorded a gain on the Payroll Protection Program Loan extinguishment of zero, compared to $361,400, for the nine months ended September 30, 2021. For additional information, please see Note 7, “Payroll Protection Program,” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements, beginning on page F-1.

Net Loss

For the nine months ended September 30, 2022, we had a net loss of $460,975 compared to a net loss $1,235,839 for the nine months ended September 30, 2021, respectively, representing a decrease in net loss of $774,864, or approximately 63%. The drivers for our reduction in net loss for the nine months ended September 30, 2022 were (a)(i) a $1,104,613 reduction in cost of revenue, (ii) a decrease of $175,742 in SG&A and other expense, (iii) a $706,005 decrease in commissions, offset, in part, by (b)(i) a decrease of $597,105 in net revenues, (ii) a decrease of $361,400 in gains from the Payroll Protection Program extinguishment, (iii) an increase of $179,492 in depreciation and amortization, (iv) a $68,916 increase in interest expense, and (v) an increase in tax expense of $4,582.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$866,257	$231,479
Net cash used in investing activities	(520,794)	-
Net cash provided by (used in) financing activities	(392,664)	346,345
Net increase (decrease) in cash and cash equivalents	$(47,201)	$577,824

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2022, net cash provided by operating activities was $866,257 compared to $231,479 for the nine months ended September 30, 2021, representing an increase of $634,778.

The increase provided by operating activities of $634,778 primarily resulted from: (a)(i) a $1,182,540 increase in cash provided by the net loss adjusted for non-cash items; (ii) a $893,167 increase in cash provided by accrued expenses; (iii) a $206,228 increase in cash provided by inventories; a (iv) $14,467 increase in cash used for prepaid expenses and other current assets; and (v) a $13,766 increase in cash provided by long term accounts receivable; offset, in part, by (b)(i) a $863,766 decrease in cash provided by accounts receivable; and (ii) a $811,624 increase in cash used for accounts payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $520,794 compared to zero for the nine months ended September 30, 2021, representing a decrease of $520,794.

The increase of $520,794 used in investing activities was for the purchase of medical instruments. Beginning in 2022, we changed our estimated useful life for its investment in medical instruments from 0 to 3 years based upon an analysis of our inventory and actual utilization of non-sterile medical instruments.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $392,664, compared to $346,345 cash used in financing activities for the nine months ended September 30, 2021.

The decrease of $739,009 used in financing activities was from the net activity on our credit facility.

Liquidity

Our primary sources of liquidity are cash from our operations and the Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P., a Delaware limited partnership (“CNH”) described below. On September 30, 2022, our current assets exceeded our current liabilities by $1,555,048 (our “Working Capital”), which included $505,989 in cash and cash equivalents. We believe cash from our operations and net borrowings on our Credit Agreement supports our Working Capital needs for 2022. Beyond 2022, we believe that we will be able to support itself through our Credit Agreement until the we are able to support ourselves solely from the cash provided by operations.

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

We rely on the Credit Agreement for capital expenditures and day-to-day Working Capital needs. As of September 30, 2022, we had approximately $505,989 in available cash, and had reached the borrowing limit based on our borrowing base limitations. Borrowings on our Credit Agreement are repaid from cash generated from our operations.

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

Capital Expenditures

For the nine months ended September 30, 2022, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2022, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2022.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.

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

FUSE MEDICAL, INC.

Date: November 14, 2022	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Lawrence S. Yellin
Lawrence S. Yellin
Chief Financial Officer and Director (Principal Financial Officer)