Form 10-K
period 2022-12-31
Fuse Medical, Inc.
filed 2023-04-14
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,030,536.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 21, 2023, 73,895,794 shares of the registrant’s Common Stock were outstanding.

Audit Firm ID: 2738	Auditor Name: M&K CPAS,	LLC	Auditor Location: Houston, TX, US

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks, uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: (i) our inability to obtain adequate debt or equity financing; (ii) the duration of, and government response to, the novel coronavirus SARS CoV-2 (“COVID-19”) pandemic, including limitations on performing elective surgeries; (iii) the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity; (iv) our inability to expand our business; (v) significant government regulation of our business and the healthcare industry; (vi) lack of product diversification; (vii) existing or increased competition; (viii) results of arbitration and litigation; (ix) stock volatility and illiquidity; and (x) our failure to implement our business plans or strategies. Descriptions of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appear in “Item 1A, Risk Factors” (“Risk Factors”) and elsewhere in this 2022 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the Risk Factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information, future events or circumstances, or otherwise.

Readers should read this Annual Report in conjunction with (i) the discussion under the caption Risk Factors, (ii) our audited consolidated financial statements as of December 31, 2022, and 2021, and the related notes therein included in this Annual Report, beginning on page F-1 (“Financial Statements”), and (iii) other documents which we may file from time to time with the SEC.

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

Impact of COVID-19

Currently, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines is uncertain, particularly with respect to new variants of COVID-19 which have emerged. Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures could affect our business during 2023 and beyond. COVID-19 has also continued to present uncertainties and delays in the U.S. and global supply chain, for both raw materials and finished goods through increased pricing pressures and labor shortages. This disruption in our supply chain has adversely impacted lead times to; manufacture products, launch product lines, and commercialize our products in the marketplace. As a result, we are continuing to source alternate suppliers to help mitigate the impact to our supply chain. Any prolonged decrease in demand for our products or disruption to our business resulting from COVID-19, or similar public health emergencies, would adversely affect our revenues and results of operations.

Products

We believe our broad portfolio of Orthopedic Implants and Biologics provides high-quality products to assist surgeons with positive patient outcomes and that are cost-effective solutions for our customers.

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

Customers and Product Distribution Channels

Retail. Under our retail distribution model, (“Retail Model”), we sell directly to our end customers, which consist of hospitals and medical facilities, utilizing (i) our full-time sales representatives whom we employ or engage as independent contractors and (ii) independent sales representatives who work on a non-exclusive basis. In both instances, we pay the sales representative a commission with respect to sales made by the representative. We refer to sales through our Retail Model as Retail Cases (which are herein referred to as “Retail Cases”). For the years ended December 31, 2022 and 2021, our Retail Cases generated, in aggregate, approximately 93% and 92%, respectively, of our revenues.

Wholesale. Under our wholesale distribution model, (“Wholesale Model”), we sell our products directly to independent distributors rather than to hospitals and medical facilities who are the ultimate end customer. We do not pay commissions from any sales to independent distributors. We refer to our sales through our Wholesale Model as Wholesale Cases, (which are herein referred to as “Wholesale Cases”). For the years ended December 31, 2022 and 2021, our Wholesale Cases generated, in aggregate, approximately 7% and 8%, respectively, of our revenues.

For the year ended December 31, 2022, our largest customer represented approximately 13.1% of our consolidated net revenues. We continue to develop and expand our customer portfolio by building relationships with key medical professionals in the expanding geographic areas we serve. We provide on-going product training and support to our full-time sales representatives, independent sales representatives and contractors, and independent distributors, along with product manufacturer marketing materials to ensure customer satisfaction with the products we offer. We believe focusing on these key areas is essential to growing our customer base and increasing revenues, particularly with respect to Retail Cases.

Manufacture and Supply

We rely on third-party suppliers for the manufacturing or machining of all our products. Outsourcing product manufacturing reduces our need for capital investment and reduces operational expenses. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our products. We select our suppliers to ensure that all our products are safe, effective, adhere to all applicable regulations, and meet our high-quality standards and supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA, International Organization for Standardizations, (“ISO”), and quality standards supported by our internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

Our suppliers consist of:

Contract manufacturers. For products for which we are the manufacturer of record on the applicable 510(k), we outsource our manufacturing and machining needs to contract manufacturers. Our approved contract manufacturers are all ISO13485 certified and machine and produce our products to our specifications. All finished products go through quality and final inspection at our facility. We then sell the products under one of our own proprietary brands utilizing our Retail Model or Wholesale Model.  Our FDA cleared products for which we are the manufacturer of record are:

•	Maxim X-Treme PEEK Cervical Interbody System
•	Fuse PSS open and MIS Pedicle Screw System
•	OrbitumTM Compression Staple System
•	Sterizo Total Knee System
•	Sterizo Tibial Revision System

Private label manufacturers. We purchase products directly from the manufacturer on an exclusive basis. We then sell the products under one of our own proprietary brands utilizing our Retail Model or our Wholesale Model. With respect to private label products, the manufacturer owns the applicable 510(k), which is an FDA clearance of a premarket notification requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”).

We contract with Tyber Medical, LLC, Maruho Medical, LLC, and Solco Biomedical Co., Ltd, for the manufacture of Orthopedic Implants to develop and expand our private label initiatives, including our foot and ankle, and spine and sports medicine products. During 2022, we expanded our private label products through key relationships and suppliers. Our Orthopedic Implants private label portfolio consists of:

•

our internal fixation product line for foot and ankle procedures, which includes CPM Headed and Headless Cannulated Screws, CPM Snap Off Screws, the FuseFix Hammertoe implant, and Fuse TyWedge System for Evans & Cotton procedures;

•	our Cervical ACIF, and Lumbar PLIF/TLIF interbody spacer product line that features titanium-coated surfaces to promote osseointegration during spinal fusion surgeries;
•	our Fuse Suture Anchor product line for sports medicine procedures, which includes Galen, Kopis and Vida suture anchors delivery system for soft tissue fixation (“Fuse Suture Anchors”); and
•	our Fuse ACP Anterior Cervical Plating System.

Private label tissue processors. We purchase products directly from the tissue processors on an exclusive basis. We then sell the products under one of our own proprietary brands utilizing our Retail Model or our Wholesale Model. We contract with Vivex Biomedical to process our regenerative tissues and viable bone matrices, and Pinnacle Transplant Technologies for osteobiologics, and demineralized bone matrices.

Manufacturers. We purchase products directly from the manufacturer on a wholesale basis and serve as a stocking distributor for the manufacturer with respect to the products. We then sell the products utilizing our Retail and Wholesale Models and determine the sales price to the end customer.

Our primary supplier of Biologics is Vivex Biomedical, Inc., a biomedical company focused on cellular therapies that treat orthopedic, spine, wound, and soft tissue indications. With respect to Orthopedic Implants, our significant suppliers are Fusion Orthopedics for foot and ankle implants, Signature Orthopedics for hip replacement systems, and Kyocera Technologies, Inc. for medical devices used in spine surgeries.

Research and Development

To further our business objectives, we use our knowledge of the healthcare industry and leverage our relationships with key suppliers, manufacturers, facility materials managers, and distribution channels. In 2022, we continued to utilize our Scientific Advisory Boards, (“SABs”), to assist with our product development and design input. Members of our SABs include the heads of teaching hospitals and universities, clinical residency programs, and clinical fellowship programs at some of the most respected institutions in the United States. Our SABs have provided valuable insight into both our products coming to market as well as the design and development of new products in our pipeline that target unmet needs of the industry, or deficiencies of existing commercialized medical devices. In January of 2022, we formed a New SAB for Sports Medicine and Extremities, to assist with our internal design and development of new product lines utilizing a novel material with osseointegration and anti-bacterial properties. We review our product lines, both internally and with our SABs, proactively evaluating product trends to ensure we offer a comprehensive, high-quality, and cost-effective selection of Orthopedic Implants. We believe these efforts will enable us to become a leader in our industry and to expand our existing customer base.

Public Recognition

Our strategic acquisitions of CPM Medical Consultants, LLC (“CPM”) and Palms Springs Partners, LLC d/b/a Maxim Surgical (“Maxim”) significantly expanded our product lines, operations, and competitive reach. Fuse was named and ranked 43rd in 2020, 89th in 2019, and 56th in 2018 on Deloitte’s Technology Fast 500™, an annual ranking of the fastest growing North American companies in the technology, media, telecommunications, life sciences and energy technologies sectors. Fuse was also named and ranked in the top 150 largest public companies by revenue in the Dallas-Fort Worth metropolitan area, by the Dallas Morning News in 2018, 2019, 2020 and 2022.

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

We believe that our ability to offer a diverse selection of products across five different product categories sets us apart from other distributors and gives us a competitive advantage against distributors who are not able to manufacture their own products, as well as manufacturers who are limited to distributing their own products within a specific product category.

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

We believe the competition in our industry is primarily driven by continued acquisitions of smaller manufacturers and distributors by larger, vertically integrated companies that produce, market and distribute medical devices, Orthopedic Implants and Biologics. Our vertically integrated competitors benefit from their ability to control costs for the devices they manufacture and distribute. Moreover, we believe the market in which we operate is sensitive to changes in third-party and government payor reimbursements and competitive pricing. We believe that our industry will continue to see increased mergers and acquisitions because the market is significantly fragmented with numerous medical device manufacturers, distributors, and specialized suppliers offering similar product portfolios throughout the United States.

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

ACA also includes various provisions designed to significantly strengthen fraud and abuse enforcement in addition to those changes discussed above. The Physician Payments Sunshine Provision of the Affordable Care Act (Section 6002) (the “Sunshine Act”), requires public disclosure to the U.S. government of payments to physicians and teaching hospitals, including in-kind transfers of value, such as gifts or meals. The Sunshine Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31st of a calendar year for the transfers of value incurred for the prior calendar year. The Sunshine Act also requires certain GPOs, including physician-owned distributors, to disclose physician ownership information to Centers for Medicare and Medicaid Services (“CMS”). In 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands the reporting obligation under the Sunshine

Act to include payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives. These expanded reporting obligations are effective for payments reported in 2022, with payment tracking beginning in 2021. Non-compliance with the Sunshine Act or SUPPORT Act is subject to civil monetary penalties. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements.

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

Employees

We engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed professional employment organization (“PEO”), to provide us with payroll processing, employee benefit administration, and related human capital services for the year ended December 31, 2022. As of January 1, 2023, the Company terminated its contract with AmBio and moved its PEO services to Nextep, Inc. (“Nextep”). As of March 14, 2023, Nextep supported approximately 31 full time equivalents (“FTE”). Of those 31 FTEs, 28 FTEs directly support us, 2 FTEs support the operations of other companies, and we share 1 FTE with other related companies.

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

ITEM 1A. RISK FACTORS.

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe some of the most significant events, facts, and circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our strategies and business plans, and the market price for our securities. Many of these events are outside of our control. If any of these events occur, our business, financial condition, or results of operations may be materially adversely affected, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investments. We believe our Common Stock continues to be low volume traded and, therefore, subject to significant volatility and liquidity.

Risks Related to Our Financial Results, Credit and Certain Financial Obligations and Need for Financing

We may not be able to refinance, extend or repay our indebtedness owed to our secured lender, which would have a material adverse effect on our business, future operating results, and financial condition.

We expect to fund our future business development activities and our working capital needs largely from available cash, improved future operations, and other traditional financing sources, such as a revolving line of credit facility, term notes, or private placements, until such time sufficient funds are provided by operations. There can be no assurance that our financing efforts will be successful, or if we will be able to achieve sufficient revenue and profitability growth from operations. If an event of default occurs under our Credit Agreement with eCapital Healthcare Corp. f/k/a CNH Fund I, L.P. (the “Credit Agreement”) or our Credit Agreement terminates, we could be prohibited from borrowing or unable to borrow for our working capital needs. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially reasonable terms, or at all. If we cannot borrow under the Credit Agreement, we would need to seek additional financing, if available, or curtail our operations. Additional financing may include restrictions on our operations, or, with equity financing, may result in our stockholders’ ownership being diluted.

Risks Related to Our Business and Industry

The COVID-19 pandemic, and any decrease in demand or supply chain disruption resulting from COVID-19, and the economic impacts of the conflict between Russia and Ukraine, including the potential of shortages of raw material exports and the increase in global pricing pressures for raw materials, could adversely affect our revenues and results of operations.

Currently, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines is uncertain, particularly with respect to new variants of COVID-19 which have emerged. Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures could affect our business during 2023 and beyond. COVID-19 has also continued to present uncertainties and delays in the U.S. and global supply chain, for both raw materials and finished goods through increased pricing pressures and labor shortages. This disruption in our supply chain has adversely impacted lead times to; manufacture products, launch product lines, and commercialize our products in the marketplace. As a result, we are continuing to source alternate suppliers to help mitigate the impact on our supply chain. Any prolonged decrease in demand for our products or disruption to our business resulting from COVID-19, or similar public health emergencies, would adversely affect our revenues and results of operations.

The conflict between Russia and Ukraine has caused significant volatility and potential disruptions to the U.S. and global supply chains, for both raw materials and finished goods through the implementation of sanctions against Russia. There remains much uncertainty regarding the short-term and long-term effects of the ongoing conflict regarding increased sanctions, the potential for increases in inflation rates and energy prices globally, economic and political instability, and the increased risk of physical and cyber-attacks. Further escalation of the conflict or its elongation could cause disruptions to our supply chain, through the increased cost and reduced availability of raw materials, and the increase in interest rates in the U.S., which could have a material adverse effect on our results of operations.

We have significant concentration in and dependence on a small number of customers.

In 2022, our top five (5) customers represented approximately 40% of our consolidated net revenues. If an existing contract with one of our top customers expires without being replaced or the customer terminates the contract prior to its expiration, we could lose that customer relationship, which would adversely impact our business, future operating results, and financial condition.

We are exposed to risks of obsolete and slow-moving inventory which may adversely impact our cash flow and liquidity.

Maintaining an optimal level of inventories is important to our business. If we over-stock our inventories, we might be exposed to increased slow-moving inventories.   Conversely, if we under-stock our inventories, we may be unable to meet customers’ demand. In either case, our liquidity and results of operations may be adversely affected. For the years ended December 31, 2022 and 2021, the total amount of our inventories, net of allowance for slow-moving and obsolete inventory, were approximately $9.5 million and $8.7 million, respectively, and accounted for approximately 48.0% and 47.7%, respectively, of our total assets for the same years. For the years ended December 31, 2022 and 2021, we recorded a reserve for slow moving and obsolete inventory of $1.8 million and $2.5 million, respectively.  Any increase in inventory may adversely affect our working capital. If we cannot manage our inventory level efficiently in the future, our liquidity and inventory may be adversely affected. Further, if we fail to stock appropriate medical devices and instruments to suit customer demand in the future, the volume of our obsolete and slow-moving inventory may increase, and we may need to either sell off such inventory at a lower price or write off such inventory, in the event of which our business, financial condition, results of operation and cash flows will be adversely affected.

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

As of December 31, 2022, we were contracted with 62 suppliers for manufacturing or distributed products. We are dependent on these suppliers for the continuing supply of products. In 2022, purchases of products from our largest suppliers accounted for approximately 40% of purchases. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. An unforeseen delay in raw material supplies, a change in terms by a significant supplier, or a decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors could have a material adverse effect on our results of operations and financial condition.

Interruption of manufacturing operations could adversely affect our business.

Our suppliers have manufacturing facilities for certain product lines that may be concentrated in one or more plants. Damage to these facilities or issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to quality systems regulations, equipment breakdown or malfunction, labor shortages, among other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing of certain products, we may be unable to quickly shift to alternate means of production to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production of affected products due to the need for regulatory approvals. We may experience loss of market share, additional expense, or harm to our reputation.

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

The U.S. healthcare industry has undergone significant changes designed to improve patient safety, improve clinical outcomes, and increase access to medical care. These changes include enactments and repeals of various healthcare related laws and regulations. Our operations and economic viability may be adversely affected by the changes in such regulations, including: (i) federal and state fraud and abuse laws; (ii) federal and state anti-kickback statutes; (iii) federal and state false claims laws; (iv) federal and state self-referral laws; (v) state restrictions on fee splitting; (vi) laws regarding the privacy and confidentiality of patient information; and (vii) other laws and government regulations.

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

Under FDA regulations, we are subject to the same FDA regulations as the manufacturers and suppliers for whom we distribute. These regulations govern (i) the manufacturing and processing of cellular and tissue products; (ii) the introduction of new medical devices; (iii) the observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion, and sales of the devices; (iv) the maintenance of certain records; (v) the ability to track devices; (vi) the reporting of potential product defects; (vii) the importing and exporting of devices; and (viii) various other matters. Furthermore, manufacturers that create the products we market face an increasing amount of scrutiny and compliance costs as more states implement regulations governing medical devices and Biologics. In addition, we are subject to ongoing compliance concerning our products with 510(k) Clearance, as well as potential onsite inspections by the FDA. Being found in violation and failing to correct an FDA compliance issue, could potentially result in product recall, product seizure, or the withdrawal of the 510(k) Clearance. These types of FDA regulations could affect many of the products we market, impacting our revenues and profitability, results of operations, and working capital.

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

Effective internal controls over financial reporting and disclosure controls and procedures are necessary to provide reliable financial reports and to detect and prevent fraud. The significant assessment and remediation measures that we have taken may not be sufficient to maintain investors’ confidence, and damage to our reputation may result in an adverse impact to our financial position and results of operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, as opposed to absolute, assurances that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Individual acts can also circumvent these controls through the collusion of two or more people or through our executive’s override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may have occurred and may not have been detected. A failure in any of our internal controls and procedures may result in (i) enforcement actions by the SEC or other governmental or regulatory bodies; (ii) litigation; (iii) loss of reputation; (iv) loss of investor confidence; (v) inability to acquire capital; or (vi) other material adverse effects on our Company.

A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.

We rely extensively on our information technology (“IT”) systems to manage scheduling and financial data, communicate with customers and their patients, vendors, and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and results of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our products or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. We currently have limited cybersecurity coverage. We plan to continue evaluating additional cybersecurity protections in 2023.

We depend on the knowledge and skills of our executives and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.

We benefit substantially from the leadership and performance of our executives and certain key employees. For example, key members of our executive team have experience with successfully scaling an early-stage medical device company to achieve profitability. Our success will depend on our ability to retain our current executives and key employees, and to attract and retain qualified personnel in the future. Competition for executives and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel nor attract new, qualified personnel. This uncertainty may be especially true during periods in which we face challenges such as financial difficulties or a reduced stock price. The loss of the services of certain members of our executives or key employees could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements. Each member of the executive team and our key employees may terminate their employment without notice and without cause or good reason. The members of our executive team are not subject to non-competition or employment agreements. Accordingly, the adverse effect resulting from the loss of certain members of the executive team could be compounded by our inability to prevent them from competing with us.

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

We do business with companies that are owned or controlled by our Chairman of the Board and President, which could create actual or potential conflicts of interest.

Messrs. Reeg and Brooks, members of our executive team, have economic interests in other companies with which we do business. These relationships could create or appear to create potential conflicts of interest. Such a conflict of interest could potentially cause a member of our executive team to seek to advance his economic interests above ours. Moreover, transactions with related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties.

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

Having economic interest in other companies, our Chairman of the Board and President may become distracted by other matters, reducing the amount of time they allocate to the affairs of our Company, and may allocate more time to the operations of those companies. If members of our executive team devote more substantial amounts of their time to those matters in the future, their ability to devote sufficient time to our operations may be limited and could negatively impact our business.

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

Because the market for our Common Stock is limited, those who purchase our Common Stock may not be able to resell their shares at or above the purchase price they paid.

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

As a group, our executives and directors beneficially own approximately 92.25% of our outstanding shares of Common Stock. Because of this ownership, these stockholders can assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change-in-control. Such concentration of ownership of our outstanding Common Stock could delay or prevent a change-in-control, or otherwise discourage or prevent a potential acquirer from attempting to obtain control of our Company, possibly negatively affecting the market price of our Common Stock. This significant ownership could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of executives and directors may not always coincide with the interests of our Company or the interests of other stockholders causing us to enter into transactions or agreements that we would not otherwise consider.

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

	High	Low
Fiscal 2022
First Quarter	$0.48	$0.16
Second Quarter	0.36	0.16
Third Quarter	0.18	0.15
Fourth Quarter	0.18	0.14
Fiscal 2021
First Quarter	$0.30	$0.09
Second Quarter	0.18	0.08
Third Quarter	1.90	0.13
Fourth Quarter	0.99	0.27

Holders of Record

As of March 14, 2023, there were 354 account holders of record of our Common Stock listed with our transfer agent, American Stock Transfer and Trust Company, LLC.

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

We believe 2022 proved pivotal for our growth as a Manufacturer and innovative product developer. Our focus to shift our business model from a sole distributor to an integrated Manufacturer and distributor has seen successful results in 2022, with continued growth and success leading into 2023. Highlights of our 2022 strategic milestones include the following:

•	Fuse Branded Portfolio

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

•	Fuse Sales Force Expansion

During 2022 and into 2023, we have continued to expand our direct sales team to include portfolio specific leadership. In November of 2022, we recruited an experienced Vice President of Sales to oversee all product categories. In December of 2022, we hired a National Director of Sales for Orthopedics, and in February of 2023, we hired a National Director of Sales for Extremities. This strategic sales initiative focuses on the expansion of our national distribution footprint, via surgeon and independent distributor recruitment and retention.

•	Research and Development

During the first quarter of 2022, we established a new Scientific Advisory Board, (“SAB”), for Sports Medicine and Extremities to further expand our efforts to manufacture Fuse branded products. This new SAB was created for the internal design and development of new products utilizing novel materials with osseointegration capabilities and anti-bacterial properties. Our projects continue to move through the development process towards FDA clearance and commercialization, with anticipated “first to market” designations on these new and differentiated technologies. This new SAB complements our existing Spine and Orthopedic SABs, which have been instrumental in our design and launch of multiple Fuse product lines within our portfolio.

Impact of COVID-19 to Fuse

Currently, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines is uncertain, particularly with respect to new variants of COVID-19 which have emerged. Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures could affect our business during 2023 and beyond. COVID-19 has also continued to present uncertainties and delays in the U.S. and global supply chain, for both raw materials and finished goods through increased pricing pressures and labor shortages. This disruption in our supply chain has adversely impacted lead times to manufacture products, launch product lines, and commercialize our products in the marketplace. As a result, we are continuing to source alternate suppliers to help mitigate the impact to our supply chain. Any prolonged decrease in demand for our products or disruption to our business resulting from COVID-19, or similar public health emergencies, would adversely affect our revenues and results of operations.

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

For the years ended December 31, 2022 and 2021, approximately $9.4 million (50.5%) and $10.3 million (50.5%) of revenues were generated during the third and fourth quarters of 2022 and 2021, respectively.

Retail and Wholesale Cases

We believe our fulsome selection of Orthopedic Implants and Biologics products is pivotal to our ability to acquire new customers, increase sales to existing customers and increase overall sales volume, revenues, and profitability. We continue to review and evaluate our product lines, ensuring we maintain a high-quality and cost-effective selection of Orthopedic Implants and Biologics.

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

Retail Cases in our industry command higher revenue price points than Wholesale Cases. Because Retail Cases involve direct sales to our end customers, we typically receive a higher gross profit margin due to the absence of any third party in the sales process. However, we may pay commissions to our full-time or independent sales representatives with respect to Retail Sales increasing our commission expenses. Retail Cases generally generate substantially more gross profit than Wholesale Case transactions but are subject to commission expenses, which we do not incur with respect to Wholesale Cases.

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

To offset pricing pressures, we employ strategies which include locating and retaining new customers, increasing volume with existing customers, and continued emphasis on promoting sales through our Retail Model. Our strategy to emphasize our Retail Model proved successful as Retail Cases represented approximately 93% of revenue for 2022, which is an approximate 1% increase over 2021.

The Company employs strategies to reduce the cost of revenues by increasing Fuse branded product lines to further offset the impact of pricing pressures. For 2022 and 2021, our average cost of revenues per Case was $1,694 and $2,948, respectively. Our strategy to increase Fuse branded products proved successful as the revenues produced by these products increased to approximately 46% of revenue for 2022, which is an approximate 16% increase over 2021.

Compensation Initiatives

We expect to continue to offer compensation and other valuable long-term incentives, such as equity incentives, to key distributors, executives, and employees as a means to expand our strategic partnerships and industry relationships. During 2022, our Board granted equity incentives to our Board of Directors. (See “Item 1. Business” for additional information).

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the Financial Statements and related notes included in this report.

	For the Year Ended December 31, 2022	% of Total Revenues 2022	For the Year Ended December 31, 2021	% of Total Revenues 2021
Net revenues	$18,644,784	100%	$20,414,268	100.0%
Cost of revenues	7,103,033	38%	8,478,561	42%
Gross profit	11,541,751	62%	11,935,707	58%
Operating expenses
Selling, general, administrative, and other	6,537,382	35%	7,013,297	34%
Commissions	5,682,038	30%	7,050,278	35%
Depreciation and amortization	137,403	1%	67,638	0%
Total operating expenses	12,356,823	66%	14,131,213	69%
Operating loss	(815,072)	-4%	(2,195,506)	-11%
Other income (expense):				0%
Change in fair value of contingent purchase consideration	4,108,134	22%	342,168	2%
Interest expense	(171,294)	-1%	(78,230)	0%
Gain on Payroll Protection Program Loan extinguishment	-	0%	361,400	2%
Total other income (expense)	3,936,840	21%	625,338	3%
Operating loss before income tax	3,121,768	17%	(1,570,168)	-8%
Income tax expense	23,655	0%	17,723	0%
Net Income (loss)	$3,098,113	17%	$(1,587,891)	-8%

Net Revenues

For the year ended December 31, 2022, our net revenues were $18,644,784 compared to $20,414,268 for the year ended December 31, 2021, a decrease of $1,769,484, or approximately 8.7%.

For the year ended December 31, 2022, Retail Case volume increased approximately 42.4%, while the average revenue per Retail Case decreased approximately 34.4%, compared to the year ended December 31, 2021, resulting in revenues from Retail Cases decreasing by approximately 7.4% compared to revenues from Retail Cases for the year ended December 31, 2021. Revenues from Retail Cases as a percentage of total revenues increased to 93% of revenues for the year ended December 31, 2022, from 92% of revenues for the year ended December 31, 2021. We believe the increase in revenue from Retail Cases as a percent of total revenues reflects the execution of our strategies to shift more of our business to higher margin Retail Cases and improvement of our supply chain management.  Consequently, wholesale revenue as a percent of total revenue has decreased.

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

Cost of Revenues

For the year ended December 31, 2022, our cost of revenues was $7,103,033 compared to $8,478,561 for the year ended December 31, 2021, which is a decrease of $1,375,528, or approximately 16.2%.

As a percentage of revenues, cost of revenues was approximately 38% for the year ended December 31, 2022, compared to 42% for the year ended December 31, 2021. As a percentage of revenues, this decrease was primarily driven by (a)(i) an approximate 1% decrease in cost of revenues primarily driven by product mix, (ii) an approximate 1% decrease in the inventory loss provision for slow-moving and obsolescence, (a)(iii) an approximate 1% decrease in vendor cost variance, offset in part by, an approximate 7% increase in inventory shrink.

Gross Profit

For the year ended December 31, 2022, our gross profit was $11,541,751 compared to $11,935,707 for the year ended December 31, 2021, representing a decrease of $393,956, or approximately 3.3%.

As a percentage of revenues, gross profit increased 3.4% to approximately 61.9% from approximately 58.5% for the years ended December 31, 2022 and 2021, respectively. As a percentage of revenues, the increase primarily resulted from those items discussed in Cost of Revenues.

Selling, General, Administrative and Other

For the year ended December 31, 2022, our selling, general, administrative, and other expenses (SG&A) were $6,537,382 compared to SG&A of $7,013,297 for the year ended December 31, 2021, representing a decrease of $475,915 or 6.8%.

As a percentage of net revenues, SG&A accounted for approximately 35% for the year ended December 31, 2022, and 34% for the year ended December 31, 2021. As a percentage of revenues, the increase of approximately 1% was primarily driven by: (a)(i) a $52,027 increase in leased staffing costs,  (a)(ii) a $16,108 increase in other administrative expenses, (a)(iii) a $32,237 increase in travel, entertainment, and marketing, offset, in part by, (b)(i) a $24,389 decrease in professional fees; (b)(ii) a $235,062 reduction in stock based compensation, and (b)(iii) a $316,836 reduction in bad debt expense.

We believe that our reinvestment into marketing and commercializing new product lines, adding additional highly qualified staff members, and utilization of professional services will drive sales in later periods.

Commissions

For the year ended December 31, 2022, our commissions expense decreased to $5,682,038 from $7,050,278 for the year ended December 31, 2021, a decrease of $1,368,240, or approximately 19.4%. As a percentage of net revenues, commissions expense accounted for approximately 30% for the year ended December 31, 2022, and 35% for the year ended December 31, 2021. The overall reduction of commissions expense directly relates to the reduction of revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021, and the decrease in commissions expense as a percent of revenue is a result of lower average commission rates of the total revenues.

Depreciation and Amortization

For the year ended December 31, 2022, our depreciation and amortization expense increased to $137,403 from $67,638 for the year ended December 31, 2021, an increase of $69,765. The increase is primarily the result of an approximate $73,764 increase in amortization of intangible assets related to fees associated with obtaining the Credit Agreement with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P.

Change in Fair Value of Contingent Purchase Consideration

For the year ended December 31, 2022, we determined that the earnings thresholds, as detailed in the CPM Acquisition Agreement, were not met for payments under the earn-out (“Earn-Out”). Therefore, based on our 2022 financial performance, we will make no payments to NC 143 for either the base Earn-Out or the bonus Earn-Out for 2022.

As of December 31, 2022, the fair value of the Earn-Out liability was re-measured to fair value under the probability weighted income approach, as further explained in Note 2 of our accompanying consolidated Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.” As a result, the current fair value of the Earn-Out liability was reduced by $4,108,134, from $11,593,832 to $7,485,698. For more information on the change in the fair value of contingent purchase consideration, please see
Note 2 on our accompanying Financial Statements, entitled “Significant Accounting Policies, Fair Value Measurements.”

Interest

For the year ended December 31, 2022, our interest expense increased to $171,294 from $78,230 for the year ended December 31, 2021, which is an increase of $93,064, or approximately 119%. The increase of $93,064 was primarily driven by an increase in interest related to our Credit Agreement. The interest expense from our RLOC increased by $97,895 and is primarily driven by (a)(i) an approximate $38,290 increase in interest related to total borrowings, (b)(i) an approximate $59,605 increase in interest related to interest rates.

Income Tax

For the year ended December 31, 2022, we recognized a tax expense of $23,655, compared to $17,723 for the year ended December 31, 2021. For additional information, please see Note 11 of our accompanying consolidated Financial Statements, entitled “Income Taxes.”

Net Income (Loss)

For the year ended December 31, 2022, we had net income of $3,098,113, compared to net loss of $1,587,891 for the year ended December 31, 2021, reflecting an increase in net income of $4,686,004 as a result of the decrease in fair value of contingent purchase consideration and the other factors discussed above.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Year Ended December 31,
	2022	2021
Net cash provided by/(used in) operating activities	$34,799	$(1,778,328)
Net cash used in investing activities	-	-
Net cash (used in)/provided by financing activities	(440,135)	1,144,060
Net increase (decrease) in cash and cash equivalents	$(405,336)	$(634,268)

Net Cash Provided by/(Used In) Operating Activities

Our net cash provided by operating activities was $34,799 for the year ended December 31, 2022, compared to cash used in operating activities of $1,778,328 for the year ended December 31, 2021. The increase of cash provided by operating activities of $1,813,127 primarily resulted from: (a)(i) an approximate $2,733,370 of cash provided by non-cash adjustments, (a)(ii) an approximate $1,328,965 increase in cash provided by accrued expenses, (a)(iii) an approximate $13,546 increase in cash provided by accounts payable, offset in part by, (b)(i) an approximate $1,448,515 increase in cash used in accounts receivable, (b)(ii) an approximate $373,330 increase in cash used in long term accounts receivables, (b)(iii) an approximate $302,526 increase in cash used in inventories, and (b)(iv) an approximate $138,383 increase in cash used in prepaid expenses and other current assets.

Net Cash Used In Investing Activities

There was no cash used in investing activities for 2022 or 2021.

Net Cash Provided by (Used In) Financing Activities

Our net cash used in financing activities was $440,135 for the year ended December 31, 2022, compared to net cash provided by financing activities of $1,144,060 for the year ended December 31, 2021. This decrease of $1,584,195 is primarily driven by a (a)(i) $2,868,405 increase in cash used for obtaining the Credit Agreement in 2021, a (a)(ii) $350,000 reduction in cash provided by EIDL Loan proceeds, a (a)(iii) $11,000 decrease in cash provided by stock option exercises; offset in part, by (b)(i) $913,352 decrease in cash used in paying Amegy RLOC, a (b)(ii) $500,000 decrease in cash used for payment of the EIDL Loan, (b)(iii) 231,858 decrease in cash used in paying for Credit Agreement.

Liquidity

Our primary sources of liquidity are cash from our operations and the Credit and Security Agreement (the “Credit Agreement”) with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P., a Delaware limited partnership (“eCapital”) described below. On December 31, 2022, our current assets exceeded our current liabilities by $1,377,505 (our “Working Capital”), which included $147,854 in cash and cash equivalents. We believe cash from our operations and net borrowings on our Credit Agreement supports our Working Capital needs for 2023. Beyond 2023, we believe that we will be able to support ourselves through our Credit Agreement until we are able to support ourselves solely from the cash provided by operations.

On December 14, 2021, we entered into the Credit Agreement with eCapital. The Credit Agreement provides for a secured revolving credit facility maturing on January 1, 2025 (the “Facility”) with an initial maximum principal in the amount of $5,000,000.  Borrowings under the Facility are subject to a borrowing base as set forth in the Credit Agreement.

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

On March 22, 2023, we executed the First Amendment to the RLOC with eCapital (the “First Amendment”). The First Amendment (i) waived the fixed charge coverage ratio (FCCR) under the RLOC for the testing period then ending February 28, 2023, (ii) amended the FCCR test from a trailing twelve month test to a trailing three month test, and (iii) waived the minimum liquidity covenant defaults for November 30, 2022 and December 31, 2022.

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit [10.45] to this Form 10-K.

We rely on the Credit Agreement for capital expenditures and day-to-day Working Capital needs. As of March 14, 2023, we had approximately $353,679 in available cash, and $1,963,512 available on our Credit Agreement for borrowing (subject to certain borrowing base limitations). Borrowings on our Credit Agreement are repaid from cash generated from our operations.

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

Economic Injury Disaster Loan

On May 12, 2020, we executed the standard loan documents required for securing an EIDL Loan from the SBA in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds used for working capital purposes. In connection therewith, we received a $10,000 advance, which did not have to be repaid and is reflected as an offset in Selling, General, Administrative and Other Expenses in our accompanying consolidated statements of operations in 2020. (See Note 8, “Economic Injury Disaster Loan” of our accompanying consolidated notes to our Financial Statements, beginning on page F-1).

On September 24, 2021, the Company executed the standard loan documents with the SBA for an amended and restated loan and authorization and agreement (“A&R SBA Loan Agreement”) required for securing an increase in the Company’s Original Note from the SBA EIDL Loan. Pursuant to the A&R SBA Loan Agreement, the principal amount for the EIDL Loan was increased by $350,000 to $500,000, with proceeds used for working capital purposes. Interest accrued at the rate of 3.75% per annum. Installment payments, including principal and interest, were due monthly beginning May 12, 2022 (twenty-four months from the date of the Original Note) in the amount of $2,515. The balance of principal and interest was payable thirty years from the date of the A&R SBA Loan Agreement.

The A&R SBA Loan Agreement was paid in full in conjunction with entering into the Credit Agreement.

Strategic Growth Initiative

Our strategic growth plan provides for capital investment for new product launches, private label branding, and the upgrade of our financial systems which support our infrastructure. We deem these investments essential to support our growth and expansion objectives. We estimate the range of this type of investment to be approximately $2 million to $3 million and anticipate these investments to occur primarily during the calendar year 2023. We expect sources of capital for these investments to be derived from cash from operations and utilizing the maximum limit with our new credit facility.

Impact of Inflation

We do not believe the effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has had a material impact on our Financial Statements for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

The preparation of our Financial Statements and the related disclosures in conformity with GAAP, requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our Financial Statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgments, assumptions, and estimates in applying these policies is integral to understanding our Financial Statements.

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

Under the supervision and with the participation of our Board, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act) of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Our internal control over financial reporting is a process designed to ensure the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our Board, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria that have been set forth by COSO in Internal Control – Integrated Framework (2013). Based on an evaluation by our Chief Executive Officer and Chief Financial Officer and under the COSO criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2022 was effective.

.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Christopher C. Reeg	59	Chief Executive Officer, Secretary and Director
Mark W. Brooks	57	Chairman of the Board, President and Director
Renato V. Bosita, Jr., MD	51	Independent Director
Lawrence S. Yellin	65	Chief Financial Officer, Treasurer and Director

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

Lawrence S. Yellin

Mr. Yellin has served as our director, Chief Financial Officer and Secretary since April 4, 2022. Mr. Yellin’s career spans more than 25 years of varied experience in financial management, business leadership, and corporate strategy. Mr. Yellin served as CFO for NVIP LLC, a holistic health and wellness supplier and manufacturer, from September 2020 to December 2021. In this position Mr. Yellin oversaw the financial activities which included liquidity risk management, asset and liability administration, cashflow tracking, financial planning, financial strengths and weakness analyzation, and corrective action proposals. Before joining NVIP LLC, Mr. Yellin served as CFO for Logic E Cigarettes from April 2015 to June 2021, during which he helped the company grow and transition to a top tier e-cigarette company that was sold to Japan Tobacco. Prior to that, Mr. Yellin served as VP Controller for Handy & Harman, a publicly traded holding company that owns and operates businesses in a variety of industries, and CFO for Fujifilm’s Consumer Imaging Group. Mr. Yellin earned a Master of Business Administration in Finance from Pace University and a Bachelor of Science in Accounting from Ohio State University and is a Certified Public Accountant.

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

•

being the subject of or a party to any judicial or administrative order, judgment decree or finding, not subsequently reversed, suspended, or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud, or fraud in connection with any business entity; or

•

being the subject of or a party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

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

We believe that, during 2022, our directors, executive officers, and ten percent (10%) stockholders complied with all Section 16(a) filing requirements, except that Form 5s filed on February 23, 2022 by Messrs. Brooks and Reeg were filed nine days after the February 14 deadline due to expired EDGAR codes.

Corporate Governance

Board Committees

We do not believe that with the current size of our Company, it is necessary for us to have a separately designated standing audit committee, therefore our entire Board serves as the audit committee. Lawrence S. Yellin serves as our “audit committee financial expert,” as such term is defined under the rules promulgated under the Exchange Act. For more information on Mr. Yellin, please see “Item 10. Executive Officers and Directors” in this Annual Report.

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

On November 4, 2021, the Board established the Clinical Evaluation Committee, whose purpose is to oversee and advise the Board on the Company’s goals, strategies, and commitments related to the clinical evaluation of Natural Matrix Proteins (“NMP”). Dr. Bosita serves as the sole director of the Clinical Evaluation Committee. On March 1, 2022, Dr. Kendall E. Carll Jr, MD was added as an independent consultant to the Clinical Evaluation Committee.

We have not made any material changes to the procedures to which the security holders may recommend Board candidates to our Company during the year ended December 31, 2022.

Board Leadership Structure Oversight

Our Board does not have a formal policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. Currently, our Chairman of the Board is Mark W. Brooks, who is also our President, and our Chief Executive Officer is Christopher C. Reeg. Our Board has determined that this current structure, with separate roles for our Chairman of the Board and our Chief Executive Officer is in our best interests and our stockholders’ best interests at this time. Several factors support the leadership structure chosen by our Board, including, among others:

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our named executive officers (“Named Executive Officers”) should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Our Named Executive Officers for the year ended December 31, 2022, were:

•	Christopher C. Reeg, Chief Executive Officer
•	Lawrence S. Yellin, Chief Financial Officer
•	Mark W. Brooks, President

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

The base salary for our Named Executive Officers for the year ending December 31, 2022, was:

•	Christopher C. Reeg:	$300,000
•	Lawrence S. Yellin	$200,000
•	Mark W. Brooks:	$550,000

Due to the cost saving initiatives, onset by the adverse impacts of COVID-19 during the 2021 calendar year, Mr. Reeg began 2022 at a reduced salary of $285,000. However, in June of 2022, our Board determined returning Mr. Reeg to his pre-reduced base salary of $300,000 was appropriate due to the diminishing economic impact of COVID-19.

Mr. Yellin was appointed as Chief Financial Officer by our Board on April 4, 2022. The Board believed that $200,000 base salary for Mr. Yellin was appropriate as our Chief Financial Officer, a position that is primarily responsible for the financial well-being of our Company. Additionally, the Board sought to provide Mr. Yellin with a competitive salary for his extensive financial and accounting background.

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

Executive Long-Term Incentive Compensation

Our Board has the authority to provide compensation to our executives based on the value of and changes in the value of our Common Stock. We grant equity compensation to reward our executives for positive business results and to retain our executives long-term for their services to our Company. Under our Amended and Restated 2018 Equity Incentive Plan (“2018 Equity Plan”), which was adopted in 2017 and subsequently amended by our Board in December 2018, we authorize our Board to grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock awards to our management and employees.

Medical Benefits

Medical benefits are a component of our Company’s compensation plan that is offered to attract and retain highly-qualified individuals. Our Named Executive Officers are offered medical benefits that are generally made available to all employees of our Company at similar cost.

2022 Summary Compensation Table

The following information is related to the compensation paid, distributed, or accrued by our Company for 2022 and 2021, to our Named Executive Officers, including our Chief Executive Officer (“Principal Executive Officer”) and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

						Non-Equity	Non- Qualified
						Incentive Plan	Deferred Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
(a)	(b)	($)(c)(5)	($)(d)	($)(e)	($)(f)	($)(g)	($)(h)	($)(i)(4)	($)(j)
Christopher C. Reeg (1)	2022	$285,000	-	$50,000	-	-	-	$19,655	$354,655
Chief Executive Officer	2021	285,000	-	50,000	-	-	-	229,297	564,297
Lawrence S. Yellin (2)	2022	200,000	-	50,000	-	-	-	-	250,000
Chief Financial Officer	2021	200,000	-	-	-	-	-	-	200,000
Mark W. Brooks (3)	2022	550,000	-	50,000	-	-	-	221,000	821,000
President	2021	550,000	-	50,000	-	-	-	841,370	1,441,370
(1)	On December 19, 2016, our Board appointed Mr. Reeg as our Chief Executive Officer. Mr. Reeg has served as our Secretary since January 18, 2019.
(2)	On April 4, 2022, Our Board appointed Mr. Yellin as our Chief Financial Officer and Treasurer.
(3)	On January 18, 2019, our Board appointed Mr. Brooks as our President. Mr. Brooks has served as the Chairman of our Board since December 19, 2016.
(4)

All other compensation consists of commissions we paid to entities owned and controlled by the Named Executive Officer (“NEO”).  The amounts presented were calculated as the percent ownership by the NEO times the commissions paid to the entity.

(5)

The 2022 salary for Mr. Reeg was less than the agreed upon base salary due to the temporary company-wide salary reductions which were part of our strategic cost reductions in response to minimizing the impact of COVID-19 on our Company, however the base salary for Mr. Reeg was reinstated to his pre-reduction amount in June of 2022.

Provisions of Termination or Change-in-Control

In the event of a change-in-control, NC 143 would receive Earn-Out payments pursuant to the CPM Acquisition Agreement and all equity awards pursuant to the 2018 Equity Plan would fully vest.

Other Executive Compensation Arrangements

None

Outstanding Awards at Fiscal Year End

The following information is descriptive of options of shares of Common Stock that have not vested but we granted to our Named Executive Officers as of December 31, 2022.

	Option Awards					Stock Awards
Name and Principal Position (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g) (1)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Christopher C. Reeg Chief Executive Officer	-	-	-	-	-	882,586	$250,000	-	-
Lawrence S. Yellin Chief Financial Officer	-	-	-	-	-	333,333	$50,000	-	-
Mark W. Brooks President	-	-	-	-	-	882,586	$250,000	-	-

(1)

Messrs. Reeg and Brooks have received five (5) restricted stock awards (“RSAs”): (i) 65,000 shares of Common Stock, granted September 21, 2017; (ii) 188,500 shares of Common Stock, granted December 14, 2017; (iii) 222,223 shares of Common Stock, granted on December 10, 2018, which were modified on August 7, 2019, (iv) 73,530 shares of Common Stock, granted November 4, 2021, and (v) 333,333 shares of Commons Stock, granted November 10, 2022 pursuant to the 2018 Equity Plan. Mr. Yellin has received an RSA of 333,333 shares of Common Stock granted November 10, 2022. These shares of Common Stock subject to the RSA shall vest upon: (i) the occurrence of one of the following events (each, an “Accelerating Event”): (A) the listing of our Common Stock on either the NYSE or the NASDAQ Stock Market; or (B) a Change in Control (as defined in the RSA Agreement); and (ii) the delivery by the RSA recipient to our Company of a Notice of Acceleration of Vesting (as defined in the RSA Agreement) no later than sixty (60) days following the earlier of (A) the date our Company sends written notice of such Accelerating Event or (B) the date the RSA recipient actually or constructively becomes aware that such Accelerating Event has occurred (such 60-day period, the “Acceleration Notice Period”).

Director Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our directors should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. Please note that this disclosure excludes our other three (3) directors who also serve as Named Executive Officers of our Company. Please refer to the above to “Item 11. Executive Compensation - 2022 Summary Compensation Table” and the related narrative disclosure for information about the compensation those individuals received in their capacities as directors.

Our independent director (“Independent Director”) for the year ended December 31, 2022, was:

•	Renato V. Bosita Jr., MD.

Director Compensation Philosophy and Objectives

Our Board receives comparative market data and recommendations regarding the structure of our Independent Director compensation and the amounts paid through either cash incentives or equity awards to our non-management directors. For the year ended December 31, 2022, we did not pay our Independent Directors a retainer in the form of cash compensation in addition to the compensation for service paid to all our directors. Due to the size of our Company and our status as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, our Board determined that there is currently no need to pay a retainer fee to active Board members. However, we do pay all of our directors for their services as members of the Board, at the election of the individual director, a cash fee or in the form of stock awards. Additionally, directors who participate on a special committee of the Board may receive a one-time cash payment, at the discretion of our Board.

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

2022 Director Compensation

For the year ended December 31, 2022, our Board, as compensation for service as a director, offered each director, at such director’s election, either (i) a $50,000 cash payment, or (ii) a stock award of $50,000 in the form of RSAs.  Dr. Bosita elected to receive a cash payment, and Messrs. Brooks, Reeg, and Yellin elected a stock award. Additionally, there were no independent special committees in which participating directors received additional compensation during the fiscal year 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2022.

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
(1)

On December 21, 2018, as set forth in our Definitive Information Statement, our majority stockholders ratified our 2018 Equity Plan by written consent, which was approved by our Board on December 13, 2018.

As of December 31, 2022, there were no stock options outstanding that were not subject to any equity compensation plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 14, 2023, by: (i) those persons known by us to be owners of more than 5% of our Common Stock; (ii) each director; (iii) our Named Executive Officers for 2022; and (iv) all of our Named Executive Officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Fuse Medical, Inc., 1565 North Central Expressway, Suite 220, Richardson, Texas 75080.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
5% Stockholders:
Common Stock	Mark W. Brooks (2)	57,544,771	77.87%
Common Stock	Christopher C. Reeg (3)	8,816,768	11.93%
Directors and Named Executive Officers:
Common Stock	Mark W. Brooks (2)	57,544,771	77.87%
Common Stock	Christopher C. Reeg (3)	8,816,768	11.93%
Common Stock	Lawrence S. Yellin (4)	333,333	0.45%
Common Stock	Renato V. Bosita Jr., MD (5)	1,475,723	2.00%
Common Stock	All directors and executive officers as a group (4 persons) (6)	68,170,595	92.25%

(1)

Applicable percentages are based on 73,895,794 shares of Common Stock issued and outstanding as of March 14, 2023. Beneficial ownership is determined by SEC rules and generally includes voting or investment power with respect to securities. Shares of Common Stock underlying options and warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 14, 2023, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. The table includes shares of Common Stock, options and warrants and convertible notes exercisable or convertible into Common Stock and vested or vesting within sixty (60) days of March 14, 2023.

(2)

Mark W. Brooks. Mr. Brooks is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 54,020,130 shares of Common Stock owned by NC 143, 2,642,055 shares of Common Stock issuable upon the conversion of the convertible promissory notes (“Notes”) held by NC 143, and 882,586 shares of Common Stock issued to Mr. Brooks for his services to the Board. Mr. Brooks has no dispositive investment power over the 882,586 shares of Common Stock, which were awarded pursuant to RSAs, until those shares vest. NC 143 may be reached at the following address: 1565 N Central Expressway, Suite 400, Richardson, TX 75080.

(3)

Christopher C. Reeg. Mr. Reeg is a five percent (5%) stockholder, Named Executive Officer, and a director. Includes 6,611,613 shares of Common Stock owned by RMI, 1,322,568 shares of Common Stock issuable upon the conversion of the Notes held by RMI, and 549,253 shares of Common Stock issued to Mr. Reeg for his services to the Board. Mr. Reeg has no dispositive investment power over the 549,253 shares of Common Stock, which were awarded pursuant to RSAs, until those shares vest. RMI may be reached at the following address: 1565 N Central Expressway, Suite 500, Richardson, TX 75080.

(4)

Lawrence S. Yellin. Mr. Yellin is a Named Executive Officer, and a director. Includes 333,333 shares of Common Stock issued to Mr. Yellin for his services to the Board. Mr. Yellin has no dispositive investment power over 333,333 shares awarded pursuant to a restricted stock award because it is prohibited until the shares have vested.

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

Notes Payable – Related Parties

On May 6, 2020, we borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under our Credit Agreement. On April 12, 2023, the two promissory notes were amended to extend the maturity date from May 6, 2023, to May 6, 2024.

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

Lease with 1565 North Central Expressway, LP

As disclosed in “Item 2. Properties” in this Annual Report, we lease an approximately 11,500 square-foot space as our principal executive office from NCE, LP, a real estate investment company that is 100% owned and controlled by Mr. Brooks. The CPM Lease was effective January 1, 2013, and the Fuse Lease was effective July 14, 2017. Both the CPM Lease and the Fuse Lease terminated December 31, 2017, with month-to-month renewals with the option of renegotiation a long-term lease renewal or relocation in the future. For the year ended December 31, 2022, we continued both the CPM Lease and Fuse Lease on month-to-month terms with the option of renegotiating a long-term lease renewal or relocation in the future.

For the year ended December 31, 2022, we paid approximately $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the accompanying consolidated statements of operations to our Financial Statements.

AmBio Contract

Beginning January 1, 2023, the Company terminated its service agreement with AmBio, moving its full PEO services to Nextep. Nextep is not affiliated with the Company.

As disclosed in “Item 1. Business” in this Annual Report, AmBio provides us with payroll processing, employee benefit administration, and related human capital services to us. Mr. Brooks controls and owns 100% of AmBio. As of December 31, 2022, we had balances due to AmBio of approximately $173,893. For the year ended December 31, 2022, approximately $196,363 of fees were paid to AmBio for its services and are reflected in selling, general, and administrative expenses on the accompanying consolidated statements of operations to our Financial Statements.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor previously owned and controlled by Messrs. Brooks and Reeg. As of October 1, 2022, Messrs. Brooks and Reeg sold their interest in MedUSA to an unaffiliated party. Per the terms of the sales agreement of MedUSA, all unpaid accrued commissions owed to MedUSA prior to its sale on October 1, 2022 would be transferred to Messrs. Brooks and Reeg. As of December 31, 2022, Messrs. Brooks and Reeg no longer held interest in MedUSA. The company assessed the company’s relationship with MedUSA and the nature of the business transactions occurring in the current financial reporting period and prior periods. MedUSA is not directly owned or directly controlled by management, and the company has determined MedUSA is not a related party for the year ended December 31, 2022.

For the year ended December 31, 2022, we:

•	incurred approximately $1,010,415, in commission costs to MedUSA, which is reflected in commissions in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2022, the Company had no outstanding balances due from MedUSA.

As of December 31, 2022 there was $1,406,507 of unpaid commissions owed to Messrs. Brooks and Reeg, per the October 1, 2022 sales agreement of MedUSA.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding-company owned and controlled by Mr. Brooks.

Texas Overlord had an ownership position in MedUSA which was sold to an unaffiliated party on October 1st, 2022. Based on the terms of the Purchase Agreement, the commission balances owed to MedUSA as of October 1, 2022 was transferred to Overlord based on its percentage of ownership.

As of December 31, 2022, the Company had no unpaid commission costs due to Overlord.

As of December 31, 2022 the Company had approximately $1,050,966 of unpaid commission costs due to Overlord, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

Reeg Medical Industries, Inc.

Reeg Medical Industries, Inc. (“Reeg Medical”) is an investment holding company owned and controlled by Mr. Reeg.

Reeg Medical had an ownership position in MedUSA which was sold to an unaffiliated party on October 1, 2022. Based on the terms of the Purchase Agreement, the commission balances owed to MedUSA as of October 1, 2022 was transferred to Reeg Medical based on its percentage of ownership.

As of December 31, 2022 the Company had approximately $335,540 of unpaid commission costs due to Reeg Medical, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

N.B.M.J., Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the year ended December 31, 2022, we sold Biologics products to NBMJ in the amount of approximately $350, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements.

As of December 31, 2022, we had an outstanding balance due from NBMJ of approximately $2,430. This amount is reflected in accounts receivable, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

During the year ended December 31, 2022, we sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $26,648, which is reflected in net revenues in our accompanying consolidated statements of operations to our Financial Statements. As of December 31, 2022, we had an outstanding balance due from Bass of approximately $21,810. This amount is reflected in accounts receivable in our accompanying consolidated balance sheets to our Financial Statements.

Filed as Exhibit 10.56 with our 2019 Annual Report, payment terms per the stocking and distribution agreement are 30 days from receipt of invoice.

Sintu, LLC

Sintu, LLC (“Sintu”) is a sub-distributor of surgical implants that is owned and controlled by Mr. Brooks.

For the year ended December 31, 2022, we incurred approximately $822,079 in commission costs to Sintu, which is reflected in commissions in our accompanying consolidated statements of operations to our Consolidated Financial Statements.

As of December 31, 2022, the Company had approximately $662,157 of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheet.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the year ended December 31, 2022, we purchased approximately $699,759 in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net of allowance in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2022, we had an outstanding balance owed to Modal of approximately $1,169,896. This amount is reflected in accounts payable in our accompanying consolidated balance sheets to our Financial Statements.

As of December 31, 2022, we had no outstanding balances due from Modal.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Board pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged by Armanino, LLP (“Armanino”) were pre-approved by our Board. The following table shows the fees we paid Armanino for the year ended December 31, 2022, and December 31, 2021. We have engaged M&K CPAS, PLLC as our independent registered public accounting firm to provide audit and permissible non-audit services for the period beginning January 1, 2023.

	2022	2021
Audit Fees (1)(2)(3)	$116,330	$80,000
Audit Related Fees	-	-
Tax Fees	24,106	-
All Other Fees	-	-
Total	$140,436	$80,000
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

10.41	Amendment No. 1, dated March 25, 2022, to Promissory Note dated May 6, 2020, by and between NC 143 Holdings, LP and Fuse Medical, Inc. (filed March 31, 2022 and incorporated herein by reference).

10.42

Promissory Note dated May 6, 2020, by and between Reeg Medical Industries, Inc. and Fuse Medical, Inc. (filed as Exhibit 10.4 to our Company’s Form 10-Q filed on August 7, 2020 and incorporated herein by reference).

10.43

Amendment No. 1, dated March 25, 2022, to Promissory Note dated May 6, 2020, by and between Reeg Medical Industries, Inc. and Fuse Medical, Inc. (filed March 31, 2022 and incorporated herein by reference).

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

10.46* 10.47* 10.48*

First Amendment to Credit and Security Agreement Waiver dated March 22, 2023, between eCAPITAL HEALTHCARE CORP and Fuse Medical, Inc and CPM Medical Consultants

Amendment No. 2, dated April 13, 2023, to Promissory Note dated May 6, 2020, by and between NC 143 Holdings, LP and Fuse Medical, Inc.

Amendment No. 2, dated April 13, 2023, to Promissory Note dated May 6, 2020, by and between Reeg Medical Industries, Inc. and Fuse Medical, Inc.

13.1 21.1*	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed March 31, 2022 and incorporated herein by reference). List of Subsidiaries of Fuse Medical, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm (Armanino, LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (M&K CPAS, PLLC).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FUSE MEDICAL, INC.

Date: April 14, 2023	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2023	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 14, 2023	By:	/s/ Lawrence S. Yellin
Lawrence S. Yellin
Chief Financial Officer (Principal Financial Officer)

Date: April 14, 2023	By:	/s/ Mark W. Brooks
Mark W. Brooks President, Director, and Chairman of the Board

Date: April 14, 2023	By:	/s/Renato V. Bosita Jr.
Renato V. Bosita, Jr., MD Director

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm 2021

Board of Directors and Stockholders

Fuse Medical, Inc.

Richardson, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Medical, Inc. (the "Company") and subsidiaries as of December 31, 2021 and 2021, the related consolidated statements of operations, changes in stockholders' equity (accumulated deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

ArmaninoLLP

Dallas, Texas

We have served as the Company's auditor since 2021.

March 31, 2022

Report of Independent Registered Public Accounting Firm 2022

To the Board of Directors and Shareholders of Fuse Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fuse Medical, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (accumulated deficit), and cash flows for the year ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Fuse Medical, Inc., as of December 31, 2021 were audited by other auditors, whose report dated April 14, 2023 expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Earn-out Liability

As described in Note 2 to the consolidated financial statements, the earn-out liability represents a portion of the purchase consideration from a prior year business combination.  The Company has classified the earn-out liability as a Level 3 liability and the fair value of the liability is evaluated each reporting period.  The earn-out liability includes both quantitative and qualitative components. The calculation of the fair value of the earn-out liability used a Monte Carlo simulation which was applied to remaining estimated earn-out payments discounted back to December 31, 2022.  The payment of the earn-out amounts is subject to the Company meeting certain earnings thresholds as detailed in the acquisition agreement.

There is inherent uncertainty related to estimations and, due to the nature of this earn-out liability, our evaluation required significant auditor judgment. Additionally, we evaluated audit evidence in relation to the management’s assumptions and changes to assumptions.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2022.

Houston, TX

April 14, 2023

FUSE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$147,854	$553,190
Accounts receivable, net of allowance of $290,500 and $498,261, respectively	3,996,860	3,528,992
Inventories, net of allowance of $1,778,173 and $2,491,183, respectively	9,494,506	8,736,474
Prepaid expenses and other current assets	126,022	5,921
Total current assets	13,765,242	12,824,577
Property and equipment, net	709	7,251
Long term accounts receivable, net of allowance of $4,330,883 and $3,355,391, respectively	2,832,764	2,182,437
Intangible assets, net	1,190,980	1,317,341
Goodwill	1,972,886	1,972,886
Total assets	$19,762,581	$18,304,492
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$5,700,236	$4,461,641
Accrued expenses	4,540,366	2,898,068
Convertible notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,997,135	2,432,770
Total current liabilities	12,387,737	9,942,479
Notes payable - related parties	200,000	200,000
Economic Injury Disaster Loan - long term portion	-	-
Earn-out liability	7,485,698	11,593,832
Total liabilities	20,073,435	21,736,311
Commitments and contingencies	-	-
Stockholders’ equity (accumulated deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 73,895,794 and 72,895,793 shares issued and outstanding as of December 31, 2022 and 2021	738,958	728,958
Additional paid-in capital	1,468,274	1,455,422
Accumulated deficit	(2,518,086)	(5,616,199)
Total stockholders’ equity (accumulated deficit)	(310,854)	(3,431,819)
Total liabilities and stockholders’ equity (accumulated deficit)	$19,762,581	$18,304,492

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars, except share data)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net revenues	$18,644,784	$20,414,268
Cost of revenues	7,103,033	8,478,561
Gross profit	11,541,751	11,935,707
Operating expenses
Selling, general, administrative and other	6,537,382	7,013,297
Commissions	5,682,038	7,050,278
Depreciation and amortization	137,403	67,638
Total operating expenses	12,356,823	14,131,213
Operating loss	(815,072)	(2,195,506)
Other income (expense):
Change in fair value of contingent purchase consideration	4,108,134	342,168
Gain on Payroll Protection Program Loan extinguishment	-	361,400
Interest expense	(171,294)	(78,230)
Total other income (expense)	3,936,840	625,338
Operating loss before income tax	3,121,768	(1,570,168)
Income tax expense	23,655	17,723
Net income (loss)	$3,098,113	$(1,587,891)
Net income (loss) per common share - basic	$0.04	$(0.02)
Net income (loss) per common share - diluted	$0.04	$(0.02)
Weighted average number of common shares outstanding - basic	70,321,566	70,321,566
Weighted average number of common shares outstanding - diluted	77,860,418	70,321,566

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (ACCUMULATED DEFICIT)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	73,124,458	$731,245	$1,184,222	$(4,028,308)	$(2,112,841)
Stock options granted	-	-	257,913	-	257,913
Stock options exercised	100,000	1,000	10,000	-	11,000
Board compensation	147,058	1,470	(1,470)	-	-
Restricted stock forfeiture	(475,723)	(4,757)	4,757	-	-
Net loss	-	-	-	(1,587,891)	(1,587,891)
Balance, December 31, 2021	72,895,793	728,958	1,455,422	(5,616,199)	(3,431,819)
Stock options granted	-	-	22,852	-	22,852
Board compensation	999,999	10,000	(10,000)	-	-
Rounding shares	2	-	-	-	-
Net income	-	-	-	3,098,113	3,098,113
Balance, December 31, 2022	73,895,794	$738,958	$1,468,274	$(2,518,086)	$(310,854)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$3,098,113	$(1,587,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	137,403	67,638
Change in fair value of contingent purchase consideration	(4,108,134)	(342,168)
Stock based compensation	22,852	257,913
Provision for discounts on long term accounts receivable	975,489	739,559
Provision for bad debts and discounts	(207,761)	(289,505)
Provision for slow moving and obsolete inventory	713,010	(586,545)
Gain on Payroll Protection Program Loan extinguishment	-	(361,400)
Changes in operating assets and liabilities:
Accounts receivable	(260,107)	1,188,408
Inventories	(1,471,042)	(1,168,516)
Prepaid expenses and other current assets	(120,101)	18,282
Long term accounts receivable	(1,625,816)	(1,252,486)
Accounts payable	1,238,595	1,225,049
Accrued expenses	1,642,298	313,334
Net cash provided by/(used in) operating activities	34,799	(1,778,328)
Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:	-
Net payments/proceeds on Amegy senior secured revolving credit facility	-	(913,352)
Net payment/proceeds on senior secured revolving credit facility	(435,635)	2,432,770
Payments for senior secured revolving credit facility	(4,500)	(236,358)
Stock options exercised	-	11,000
Economic injury disaster loan payments	-	(500,000)
Economic injury disaster loan proceeds	-	350,000
Proceeds from related party notes payable	-	-
Net cash provided by/(used in) financing activities	(440,135)	1,144,060
Net increase in cash and cash equivalents	(405,336)	(634,268)
Cash and cash equivalents - beginning of year	553,190	1,187,458
Cash and cash equivalents - end of year	$147,854	$553,190
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,052	$19,581
Cash paid for interest	$160,447	$42,830

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

Reclassification

Long term accounts receivable, net of allowance was previously reported as a component of current assets as accounts receivable, net of allowance, in the Company’s accompanying consolidated balance sheets. Long term accounts receivable reflects Cases where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays the Company’s invoice, which payment is generally greater than 365 days from date of service. The LOP provides medical providers with greater certainty of full payment. This reclassification had no effect on the previously reported total assets or net loss.

Net Income (Loss) Per Common Share

Net income (loss) per common share, basic is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of Common Stock, outstanding during the period, without consideration of Common Stock equivalents. Shares of restricted stock are included in the basic weighted-average number of Common Stock outstanding from the time they vest.

Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of restricted stock and outstanding stock options to the extent that they’re in the money is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

For the year ended December 31, 2021, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent in the money, restricted stock as their effects were antidilutive due to the Company’s operating loss during this period. (See Note 10, “Stockholders’ Equity (Accumulated Deficit)” for the terms and conditions of restricted stock).

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

The fair value of the Earn-Out liability was calculated using the Monte Carlo simulation, which was then applied to estimated Earn-Out payments with a discount rate of three percent (3%). To determine the fair value of the Earn-Out liability, the Company’s management evaluates assumptions that require significant judgement. Significant assumptions used for estimating the Earn-Out liability included: (i) Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins increasing from one percent (1%) to ten percent (10%) over the next four years; and (ii) revenue growth of between approximately two percent (2%) to four percent (4%) over the next five years, and between approximately two percent (2%) and four percent (4%) thereafter.

The Earn-Out liability, which represented contingent consideration associated with the CPM Acquisition, is recorded as a liability. This liability is subject to re-measurement to fair value at each reporting date until the contingency is resolved and the changes in fair value are recognized in the consolidated statements of operations at each reporting period.

For the year ended December 31, 2022 and 2021, the Company has determined the earnings threshold as detailed in the CPM Acquisition Agreement was not met and therefore no payments for either the base or bonus Earn-Out tranches would be achieved, based on the Company’s 2022 and 2021 financial performance.

The Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was decreased by $4,108,134 from $11,593,832 to $7,485,698 in 2022 and decreased by $342,168 from $11,936,000 to $11,593,832 in 2021 and reflected as “Change in fair value of contingent purchase consideration” on our Consolidated Financial Statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2022, and December 31, 2021. The Company’s cash is concentrated in one large financial institution. The amount of cash held at that financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through December 31, 2022. As of December 31, 2022 there were no deposits greater than federally insured limits. As of December 31, 2021 there were deposits of $594,536 which was greater than federally insured limits.

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

Long Term Accounts Receivable, net

Long term accounts receivable reflects Cases where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays the Company’s invoice, which payment is generally greater than 365 days from date of service. The LOP provides medical providers with greater certainty of full payment.

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

In 2022 the Company decreased the reserve for slow moving and obsolescence by $713,010 to a balance of $1,778,173 due to items previously reserved for being either disposed of or sold, which is reflected in inventory and cost of revenues on the Company’s consolidated balance sheets and statements of operations, respectively.

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

Goodwill is not amortized but is tested in the fourth quarter each year for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. For the years ended December 31, 2022 and 2021 no impairment charge was recognized.

Accounting Standards Codification (“ASC”) 350-30-35-18, intangibles assets not subject to amortization, indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that triggering event has occurred as of December 31, 2022.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, funds to secure the Company’s Credit and Security Agreement (the “Credit Agreement”) with eCaptial Healthcare Corp. f/k/a CNH Finance Fund I, L.P., and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

Revenue Recognition

The Company’s revenues are generated from the sales of Orthopedic Implants and Biologics to support orthopedic surgeries. The Company obtains purchase orders from its customers for the sale of its products which set forth the general terms and conditions including line-item pricing and payment terms (generally due upon receipt). The Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment or when a product is utilized in a surgery), and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company’s only performance obligation.

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

Revenue Differentiation

The Company measures sales volume based on medical procedures in which the Company’s products are sold and used (Cases). The Company considers Cases resulting from direct sales to medical facilities to be Retail Cases and Cases resulting from sales to third parties, such as non-medical facilities, distributors, or sub-distributors, to be Wholesale Cases. Some of the Company’s sales for Wholesale Cases are on a consignment basis with a third-party. When consigned, the revenue is not recorded until the device is implanted in a patient during surgery.  In the Company’s industry, Retail Cases are typically sold at higher price points than Wholesale Cases, resulting in greater revenue and gross profit per Case.

	Year Ended
	December 31, 2022	December 31, 2021
Category
Retail	$17,369,057	$18,749,685
Wholesale	1,275,727	1,664,583
Total	$18,644,784	$20,414,268

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2022 and 2021, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

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

Note 3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Computer equipment and software	$20,249	$20,249
Office equipment	-	-
Property and equipment costs	20,249	20,249
Less: accumulated depreciation	(19,540)	(12,998)
Property and equipment, net	$709	$7,251

Depreciation expense for the year ended December 31, 2022 and 2021 was $6,542 and $10,540 respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	December 31, 2022	December 31, 2021	Amortization period (years)
Intangible assets:
510k product technology	$704,380	$704,380	Indefinite
Customer relationships	555,819	555,819	11
CNH Credit Agreement	240,858	236,358	3
Total intangible assets	1,501,057	1,496,557
Less: accumulated amortization	(310,077)	(179,216)
Intangible assets, net	1,190,980	1,317,341
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the years ended December 31, 2022 and 2021 was $130,861 and $57,097 respectively.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, customer relationships, and costs associated with the preparation of the Credit Agreement.

The following is a schedule by year of the Company’s future amortization expense related to the finite-live intangible assets as of December 31, 2022:

Year Ended December 31,
2023	$130,862
2024	124,166
2025	50,532
2026	50,530
2027	50,520
Beyond	79,990
$486,600

The Company performed its annual goodwill impairment test by comparing the fair value of the reporting units with its carrying amount. The fair value of the reporting units was determined utilizing both a discounted cash flow and merger and acquisitions methodology in the conclusion of value. The carrying value exceeded its fair value and no goodwill impairment charge was recognized for 2022 or 2021.

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

The outstanding balance of the RLOC was zero as of December 31, 2022. Interest expense incurred on the RLOC was zero and $39,883 for the year ended December 31, 2022 and 2021, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the RLOC as of December 31, 2022 and 2021, was zero and zero, respectively, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

On December 14, 2021, the Company entered into the Credit Agreement with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P., a Delaware limited partnership (the “Lender”). The Credit Agreement provides for a secured revolving credit facility maturing on January 1, 2025 (the “Facility”) with an initial maximum principal in the amount of $5,000,000.  Borrowings under the Facility are subject to a borrowing base as set forth in the Credit Agreement.

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

On March 22, 2023, we executed the First Amendment to the RLOC with eCapital Healthcare Corp. f/k/a CNH (the “First Amendment”). The First Amendment (i) waived the fixed charge coverage ratio (FCCR) under the RLOC for the testing period then ending February 28, 2023, and (ii) amended the FCCR test from a trailing twelve month test to a trailing three month test (iii) waive the minimum liquidity covenant defaults for November 30, 2022 and December 31, 2022.

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.45 to this Form 10-K and incorporated herein by reference.

Pursuant to the Credit Agreement, the Company had an outstanding balance of $1,997,135 and $2,432,770 as of December 31, 2022 and 2021, respectively. In preparation of the Credit Agreement, the company incurred $236,358 of costs that have been allocated to intangible assets and will be amortized over the life of the Credit Agreement. Interest expense incurred on the RLOC was $143,791 for the year ended December 31, 2022 and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the RLOC as of December 31, 2022 was $15,732, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for Notes bearing ten percent (10%) interest per annum until December 31, 2016 (“Maturity Date”) and eighteen percent (18%) interest per annum for periods subsequent to the Maturity Date. The Notes remain outstanding, and principal and interest are due and payable upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share. On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full.  Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the Credit Agreement. On April 13, 2023, the two promissory notes were amended to extend the maturity date from May 6, 2023, to May 6, 2024.

During the years ended December 31, 2022 and 2021, interest expense of $27,503 and $27,501, respectively, is reflected in interest expense on the Company’s accompanying consolidated statements of operations. As of December 31, 2022, and 2021, accrued interest was $168,507 and $141,004, respectively, which is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets.

Note 7. Payroll Protection Program Loan

On April 11, 2020, the Company received approval from the SBA to fund the Company’s request for a Payroll Protection Program Loan, (“PPP Loan”), created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, the Company entered into a promissory note in the principal amount of $361,400. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan was scheduled to mature on April 11, 2022, had a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the PPP. The PPP Loan was reflected in short term liabilities in the Company’s accompanying consolidated balance sheets. The Company applied for and received forgiveness for the total amount of the PPP Loan during the second quarter of 2021.

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

EIDL Loan interest expense incurred was approximately zero and $7,554 for the years ended December 31, 2022 and 2021, respectively, and is reflected in interest expense on the Company’s accompanying consolidated statements of operations.

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

The Company used borrowings under the Credit Agreement, as discussed in Note 5, to repay in full (i) the RLOC, and (ii) EIDL Loan.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases office space under a noncancelable operating lease agreement, from a real estate investments company that is owned and controlled by the Company’s Chairman of the Board and President. This lease terminated December 31, 2017 with month-to-month renewals. The lease requires monthly payments of $14,000. Annual rent expense was approximately $168,000 and $168,000 for the years ended December 31, 2022 and 2021, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The Company leases office equipment under two noncancelable operating lease agreements of which one expired March 2021, and continued on a month to month basis, and one of which expires March 2024. In aggregate, these office equipment leases require monthly payments of approximately $914. Rent expense for the equipment leases totaled approximately $10,959 and $10,500 for the years ended December 31, 2022 and 2021, respectively, and is included in selling, general, administrative and other expenses on the Company’s accompanying consolidated statement of operations.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2022:

Year Ended December 31,
2023	$7,777
2024	749
$8,526

Note 10. Stockholders’ Equity (Accumulated Deficit)

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

Non-Qualified Stock Option Awards

For the years ended December 31, 2022 and 2021, the Board granted zero and zero, respectively, of non-qualified stock option awards (“NQSO”) to the Company’s Scientific Advisory Board members, certain key employees and marketing representatives. For the year ended December 31, 2022 and December 31, 2021, the Company amortized $22,852 and $257,913 relating to the vesting of NQSOs, which is included in selling, general, administrative, and other expenses on the Company’s accompanying consolidated statement of operations. As of December 31, 2022, all outstanding NQSOs have been fully expensed for vesting. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

A summary of the Company’s stock option activity during the year ended December 31, 2022 is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2021	1,745,000	$0.86	6.73	$12,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at December 31, 2022	1,745,000	$0.86	5.73	$-
Exercisable at December 31, 2022	1,745,000	$0.86	5.73	$-

Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of December 31, 2022, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company of a Notice of Acceleration of Vesting (as defined in RSA Agreement), within the Acceleration Notice Period (as defined in RSA Agreement).

As of December 31, 2022, it was not probable that the performance conditions on the outstanding options would be met, therefore, no expense has been recorded for the years ended December 31, 2022 and 2021.

The following table summarizes the RSAs activity for the year ended December 31, 2022:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	2,574,227	$1,332,100	$0.52
Granted	999,999	150,000	0.15
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2022	3,574,226	1,482,100	$0.41

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

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Current:
Federal	$-	$-
State	23,655	17,723
	23,655	17,723
Deferred:
Federal	-	-
State	-	-
	-	-
Total Income tax expense	$23,655	$17,723

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$1,632,301	$1,262,269
Accounts receivable	61,005	104,635
Compensation	560,735	555,936
Inventory	369,456	523,131
Other	26,465	1,244
Total deferred tax assets	2,649,962	2,447,215
Deferred tax liabilities:
Intangibles	(190,817)	(198,801)
Property and equipment	(149)	(1,522)
Total deferred tax liabilities	(190,966)	(200,323)
Deferred tax assets, net	2,458,996	2,246,892
Valuation allowance:
Beginning of year	(2,246,892)	(1,816,546)
Increase during year	(212,104)	(430,346)
Ending balance	(2,458,996)	(2,246,892)
Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance totaling $212,104 for the twelve months ended December 31, 2022 due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established during the year ended December 31, 2022 was $2,458,996.

At December 31, 2022, the Company estimates it has approximately $7,772,862 of net operating loss carryforwards of which $2,661,387 will expire during 2022 through 2038. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the net operating loss from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $1,201,912 of net operating loss carryforwards, therefore, the deferred net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

The Company’s management believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of December 31, 2022, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of December 31, 2022.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Statutory U.S. federal income tax rate	21.0%	21.0%
Gain on Payroll Protection Program Loan	0.0%	4.5%
Permanent differences	-27.6%	0.0%
State income taxes, net of federal tax benefit	0.6%	-0.8%
Change in deferred tax asset valuation allowance	6.8%	-25.8%
Effective income tax rate	0.8%	-1.1%

Our effective income tax rates for the years ended December 31, 2022 and 2021 were 0.8% and -1.1%, respectively. The decrease between years is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 12. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the years ended December 31, 2022 and 2021, the following significant customer had an individual percentage of total revenue of approximately ten percent (10%) or greater:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Customer 1	13.12%	3.70%
Customer 2	11.20%	6.66%
Totals	24.32%	10.36%

For the years ended December 31, 2022 and 2021, the following significant customers had a concentration of total accounts receivables of approximately ten percent (10%) or greater:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Customer 1	14.67%	7.80%
Totals	14.67%	7.80%

For the years ended December 31, 2022 and 2021, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Supplier 1	20.00%	20.40%
Supplier 2	10.20%	7.50%
Supplier 3	10.10%	11.00%
Totals	40.30%	38.90%

Note 13. Related Party Transactions

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on commission or wholesale contractual agreements that the Company’s management believes are on terms and conditions substantially similar to other third-party contractual agreements. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid, and shared-service fee arrangements. As of December 31, 2022, the company had accrued employee expenses to management of $248,618.

Lease with 1565 North Central Expressway, LP

For its principal executive office, the Company leases an aggregate of approximately 11,500 square-foot space at 1565 North Central Expressway, Suite 220, Richardson, Texas 75080 from NCE, LP, a real estate investment company that is owned and controlled by Mr. Brooks. The Company’s lease arrangement includes (1) the lease acquired pursuant to the CPM Acquisition effective January 1, 2013 and (2) a lease effective July 14, 2017 entered-into to support the Company’s relocation of its Fort Worth, Texas corporate offices to CPM’s executive offices. Both leases terminated December 31, 2017, with month-to-month renewals thereafter. For the year ended December 31, 2022 and 2021, the Company paid approximately $168,000 and $168,000 in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

AmBio Contract

As of January 1, 2023, the Company terminated its contract with AmBio and moved its PEO services to Nextep, Inc. (“Nextep”). Nextep is not affiliated with the Company.

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed professional employment organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of December 31, 2022, AmBio operations support approximately 35 FTEs. Of those 35 FTEs, 32 FTEs directly support the Company, 2 FTEs support the operations of other companies, and the Company shares 1 FTE with other companies.

As of December 31, 2022, and December 31, 2021, the Company owed amounts to AmBio of approximately $173,893 and $170,784, respectively, which is reflected in the accounts payable on the Company’s accompanying consolidated balance sheets. For the year ended December 31, 2022, and 2021, the Company paid approximately $196,363 and $195,093, respectively, to AmBio in administrative fees, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying consolidated statements of operations.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor previously owned and controlled by Messrs. Brooks and Reeg. As of October 1, 2022, Messrs. Brooks and Reeg sold their interest in MedUSA to an unaffiliated party. Per the terms of the sales agreement of MedUSA, all unpaid accrued commissions owed to MedUSA prior to its sale on October 1, 2022 would be transferred to Messrs. Brooks and Reeg. As of December 31, 2022, Messrs. Brooks and Reeg no longer held interest in MedUSA. The company assessed the company’s relationship with MedUSA and the nature of the business transactions occurring in the current financial reporting period and prior periods. MedUSA is not directly owned or directly controlled by management, and the company has determined MedUSA is not a related party for the year ended December 31, 2022.

•

sold Orthopedic Implants and Biologics products to MedUSA in the amounts of approximately zero and $1,400, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations; and

•

incurred approximately $3,031,994 during the period ending October 1, 2022 and $3,696,583 during the year ended December 31, 2021 which are reflected in commission costs in the Company’s accompanying consolidated statements of operations.

As of December 31, 2022, and December 31, 2021, the Company had outstanding balances due from MedUSA of approximately zero and $63,498, respectively. These amounts are reflected in accounts receivable, net in the Company’s accompanying consolidated balance sheets.

As of December 31, 2022, and December 31, 2021, the Company had approximately $581,829 and $923,960, respectively, of unpaid commission costs due to MedUSA, respectively. These amounts are reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

Texas Overlord, LLC

Overlord is an investment holding-company owned and controlled by Mr. Brooks.

During the years ended December 31, 2022 and 2021, the Company:

•	incurred approximately $136,000 and $240,000, respectively, in commission costs to Overlord, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

Texas Overlord had an ownership position in MedUSA which was sold to an unaffiliated party on October 1st, 2022. Based on the terms of the Purchase Agreement, the commission balances owed to MedUSA as of October 1, 2022 was transferred to Overlord based on its percentage of ownership

As of December 31, 2022, and December 31, 2021, the Company had approximately $1,050,966 and $40,000, respectively, of unpaid commission costs due to Overlord, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

Reeg Medical Industries, Inc.

Reeg Medical Industries, Inc. (“Reeg Medical”) is an investment holding company owned and controlled by Mr. Reeg.

Reeg Medical had an ownership position in MedUSA which was sold to an unaffiliated party on October 1, 2022. Based on the terms of the Purchase Agreement, the commission balances owed to MedUSA as of October 1, 2022 was transferred to Reeg Medical based on its percentage of ownership.

As of December 31, 2022, and December 31, 2021, the Company had approximately $335,540 and zero, respectively, of unpaid commission costs due to Reeg Medical, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

N.B.M.J., Inc.

NBMJ is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the years ended December 31, 2022 and 2021, the Company sold Biologics products to NBMJ in the amounts of approximately $350 and $74,501, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

As of December 31, 2022, and December 31, 2021, the Company had $2,430 and $2,080 outstanding balances due from NBMJ.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice.

Bass Bone and Spine Specialists

Bass operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2022 and 2021, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately $59,648 and $35,065, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations;

As of December 31, 2022, and December 31, 2021, the Company has outstanding balances due from Bass of approximately zero and $8,413, respectively. These amounts are reflected in accounts receivable, net in the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Bass are 30 days from receipt of invoice.

Sintu, LLC

Sintu operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2022 and 2021, the Company: incurred approximately $822,079 and $583,218, respectively, in commission costs to Sintu, which is reflected in commissions in the Company’s accompanying consolidated statements of operations.

As of December 31, 2022, and December 31, 2021, the Company had approximately $662,157 and $557,228, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

Tiger Orthopedics, LLC

Tiger operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the years ended December 31, 2022 and 2021, the Company sold Orthopedic Implants and Biologics products to Tiger in the amounts of approximately zero and $502, respectively, which is reflected in net revenues in the Company’s accompanying consolidated statements of operations.

Payment terms per the stocking and distribution agreement with Tiger are 30 days from receipt of invoice.

Modal Manufacturing, LLC

Modal is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the years ended December 31, 2022 and 2021, the Company purchased approximately $699,759 and $766,640 respectively, in Orthopedic Implants and medical instruments from Modal, which is reflected within inventories, net on the Company’s accompanying consolidated balance sheets.

Payment terms per the stocking and distribution agreement are 30 days from receipt of invoice. As of December 31, 2022, the Company owes Modal a balance of $1,169,896.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice.

Note 14. Subsequent Events

Severe Weather Conditions. During February 2023, the state of Texas experienced severe winter weather which resulted in dangerous road conditions.

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

On March 22, 2023, we executed the First Amendment to the RLOC with eCapital (the “First Amendment”). The First Amendment (i) waived the fixed charge coverage ratio (FCCR) under the RLOC for the testing period then ending February 28, 2023, and (ii) amended the FCCR test from a trailing twelve month test to a trailing three month test (iii) waive the minimum liquidity covenant defaults for November 30, 2022 and December 31, 2022.

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.