Form 10-Q
period 2023-03-31
Fuse Medical, Inc.
filed 2023-05-15
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 12, 2023, 73,895,794 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

INDEX

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2022	F-1
	Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2023 and 2022 (Unaudited)	F-2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Accumulated Deficit) for the Three months Ended March 31, 2023 and 2022 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2023 and 2022 (Unaudited)	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7
PART II. OTHER INFORMATION
Item 5.	Other Information	8
Item 6.	Exhibits	8
Signatures		10

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$210,996	$147,854
Accounts receivable, net of allowance of $317,636 and $290,500, respectively	2,760,524	3,996,860
Inventories, net of allowance of $1,825,298 and $1,778,173, respectively	9,153,647	9,494,506
Prepaid expenses and other current assets	116,053	126,022
Total current assets	12,241,220	13,765,242
Property and equipment, net	-	709
Long term accounts receivable, net of allowance of $4,661,949 and $4,330,883, respectively	3,060,692	2,832,764
Intangible assets, net	1,158,264	1,190,980
Goodwill	1,972,886	1,972,886
Total assets	$18,433,062	$19,762,581
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$4,551,442	$5,700,236
Accrued expenses	4,855,810	4,540,366
Convertible notes payable - related parties	150,000	150,000
Senior secured revolving credit facility	1,729,327	1,997,135
Total current liabilities	11,286,579	12,387,737
Notes payable - related parties	200,000	200,000
Earn-out liability	7,485,698	7,485,698
Total liabilities	18,972,277	20,073,435
Commitments and contingencies	-	-
Stockholders' equity (accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,895,794 shares issued and outstanding as of March 31, 2023 and December 31, 2022	738,958	738,958
Additional paid-in capital	1,468,274	1,468,274
Accumulated deficit	(2,746,447)	(2,518,086)
Total stockholders' equity (accumulated deficit)	(539,215)	(310,854)
Total liabilities and stockholders' equity (accumulated deficit)	$18,433,062	$19,762,581

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended March 31,
	2023	2022 Revised
Net revenues	$3,984,455	$4,554,338
Cost of revenues	1,168,402	1,743,309
Gross profit	2,816,053	2,811,029
Operating expenses:
Selling, general, administrative and other	1,706,327	1,709,541
Commissions	1,241,877	1,505,671
Depreciation and amortization	33,425	34,402
Total operating expenses	2,981,629	3,249,614
Operating (loss) profit	(165,576)	(438,585)
Other (income) expense:
Interest expense	57,193	32,958
Total other (income) expense	57,193	32,958
Net loss before income tax	(222,769)	(471,543)
Income tax expense	5,592	4,856
Net loss	$(228,361)	$(476,399)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	70,321,566	70,321,566

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (ACCUMULATED DEFICIT)

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2022	73,895,794	$738,958	$1,468,274	$(2,518,086)	$(310,854)
Net loss	-	-	-	(228,361)	(228,361)
Balance, March 31, 2023	73,895,794	738,958	1,468,274	(2,746,447)	(539,215)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit) Revised	Total
Balance, December 31, 2021	72,895,793	$728,958	$1,455,422	$(5,616,199)	$(3,431,819)
Stock compensation expense	-	-	12,844	-	12,844
Net loss	-	-	-	(476,399)	(476,399)
Balance, March 31, 2022	72,895,793	728,958	1,468,266	(6,092,598)	(3,895,374)

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022 Revised
Cash flows from operating activities
Net loss	$(228,361)	$(476,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,425	34,402
Stock based compensation	-	12,844
Provision for bad debts and discounts	(27,136)	147,078
Provision for long term accounts receivable	331,066	238,683
Provision for slow moving inventory	(47,125)	(19,701)
Changes in operating assets and liabilities:
Accounts receivable	1,263,472	1,217,800
Inventories	387,984	(508,230)
Prepaid expenses and other current assets	9,969	(90,007)
Long term accounts receivable	(558,994)	(397,805)
Accounts payable	(1,148,794)	108,780
Accrued expenses	315,444	226,693
Net cash provided by operating activities	330,950	494,138

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Net payments on senior secured revolving credit facility	(267,808)	(524,841)
Net cash (used in) financing activities	(267,808)	(524,841)

Net increase (decrease) in cash	63,142	(30,703)
Cash and cash equivalents - beginning of period	147,854	553,190
Cash and cash equivalents - end of period	$210,996	$522,487
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,368	$23,988

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

On December 31, 2017, the Company completed the acquisition of CPM Medical Consultants, LLC (“CPM”) pursuant to the CPM Acquisition Agreement (the “CPM Acquisition”). Subsequent to the Change-in-Control Date, CPM and Company operations are consolidated. On August 1, 2018, the Company completed the acquisition of Palm Springs Partners, LLC d/b/a Maxim Surgical (“Maxim” and such transactions the “Maxim Acquisition”), pursuant to the Maxim Purchase Agreement. As of the Maxim Closing Date, Maxim and Company operations are consolidated. Maxim was subsequently dissolved and terminated on December 20, 2019 December 20, 2019.

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

The condensed consolidated balance sheet information as of December 31, 2022, was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d)

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 14, 2023. These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2022 Annual Report.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

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

Correction of an Error

Medical instruments were reported in the quarters of 2022 as fixed assets in error. The error was corrected in the annual 2022 10-K as a component of the cost of revenues consistent with prior years. The effect of the error corrections on the prior periods has been determined to be immaterial, however, the Company has labeled the column headings for the prior periods as “revised.” For the three months ended March 31, 2022, the financial statements of the line items affected by the revision are as follows:

Consolidated Statement of Operations

Line items for Q1-2022 effected by the restatement	Previously Reported	Revised	Change
Cost of revenues	$1,625,191	$1,743,309	$118,118
Gross Profit	2,929,147	2,811,029	(118,118)
Net loss	(358,281)	(476,399)	(118,118)

Consolidated Statement of Cash Flows

Line items for Q1-2022 effected by the restatement	Previously Reported	Revised	Change
Net loss	$(358,281)	$(476,399)	$(118,118)
Depreciation and amortization	55,119	34,402	(20,717)
Purchase of property and equipment	(138,835)	-	138,835

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Diluted loss per common share is computed by dividing net income/(loss) by the weighted-average number of Common Stock equivalents outstanding for the period determined using the treasury stock method. For the three months ended March 31, 2023 and 2022, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent vested, restricted stock as their effects were antidilutive due to the Company’s operating loss during these periods. (See Note 9, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

The Earn-Out was remeasured to fair value under the probability weighted income approach. As a result, the fair value of the Earn-Out liability was reduced by $4,108,134 from $11,593,832 to $7,485,698 in 2022 and reduced by $342,168 from $11,936,000 to $11,593,832 in 2021 and reflected as “Change in fair value of contingent purchase consideration” on our Consolidated Financial Statements.

There was no change in the Earn-Out liability for the three months ended March 31, 2023, and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2022. The required earnings thresholds have not been met from inception of the agreements through March 31, 2023, and as such, there have been no payments required for either the base or bonus Earn-Out tranches.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2023 and December 31, 2022. The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through March 31, 2023.  As of March 31, 2023 there were deposits of $268,645 which were greater than federally insured limits.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ASC 350-30-35-18, “Intangible assets not subject to amortization,” indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of March 31, 2023.

The Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, funds to secure the Company’s Credit and Security Agreement (the “Credit Agreement”) with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P. and customer relationships. Amortization expense is calculated using the straight-line method over the asset’s expected useful life.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Category
Retail	$3,606,678	$4,293,756
Wholesale	377,777	260,582
Total	$3,984,455	$4,554,338

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2023 and March 31, 2022, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

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

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 3. Property and Equipment

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Computer equipment and software	$20,249	$20,249
Office equipment	-	-
Property and equipment costs	20,249	20,249
Less: accumulated depreciation	(20,249)	(19,540)
Property and equipment, net	$-	$709

Depreciation expense for the three months ended March 31, 2023 and 2022 was $709 and $1,687, respectively.

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

	March 31, 2023	December 31, 2022	Amortization period (years)
Intangible assets:
510(k) product technology	$704,380	$704,380	Indefinite
Customer relationships	555,819	555,819	11
CNH Credit Agreement	240,858	240,858	3
Total intangible assets	1,501,057	1,501,057
Less: accumulated amortization	(342,793)	(310,077)
Intangible assets, net	1,158,264	1,190,980
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended March 31, 2023 and 2022 was $32,716 and $32,715, respectively.

Company’s intangible assets subject to amortization consist primarily of acquired non-compete agreements, funds to secure the Credit Agreement with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P., and customer relationships.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Senior Secured Revolving Credit Facility

On December 14, 2021, the Company entered into the Credit Agreement (the “Credit Agreement”) with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P., a Delaware limited partnership (the “Lender”). The Credit Agreement provides for a secured revolving credit facility maturing on January 1, 2025 (the “Facility”) with an initial maximum principal in the amount of $5,000,000. Borrowings under the Facility are subject to a borrowing base as set forth in the Credit Agreement.

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

On March 22, 2023, we executed the First Amendment to the Credit Agreement with eCapital Healthcare Corp. f/k/a CNH (the “First Amendment”). The First Amendment (i) waived the fixed charge coverage ratio (FCCR) under the Credit Agreement for the testing period then ending February 28, 2023, and (ii) amended the FCCR test from a trailing twelve-month test to a trailing three month test (iii) waive the minimum liquidity covenant defaults for December 31, 2022 and March 31, 2023.

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.45 to our 2021 Annual Report.

Pursuant to the Credit Agreement, the Company had an outstanding balance of $1,729,327 and $1,912,429 as of March 31, 2023 and 2022, respectively. In preparation of the Credit Agreement, the Company incurred $236,358 of costs that have been allocated to intangible assets and will be amortized over the life of the Credit Agreement. Interest expense incurred on the Credit Agreement was $45,885 for the three months ended March 31, 2023 and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the Credit Agreement as of March 31, 2023 was $28,051, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheets. At March 31, 2023, the effective interest rate was 9.50%.

Note 6. Notes Payable – Related Parties

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for convertible promissory notes (the “Notes”) bearing ten percent (10%) interest per annum until December 31, 2016, the maturity date, and eighteen percent (18%) interest per annum for periods subsequent to the maturity date. The Notes remain outstanding, and principal and interest are due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share. As of March 31, 2023, the ending balance was $150,000.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured, and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full. Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the Credit Agreement. On April 13, 2023, the two promissory notes were amended to extend the maturity date from May 6, 2023, to May 6, 2024. As of March 31, 2023, the ending balance was $200,000.

During the three months ended March 31, 2023 and 2022, interest expense of $6,783 and $6,783, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of March 31, 2023, and December 31, 2022, accrued interest was $175,289 and $168,507, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 7. Stockholders’ Equity (Accumulated Deficit)

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

Non-Qualified Stock Option Awards

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three months ended March 31, 2023, and 2022. For the three months ended March 31, 2023 and 2022 the Company amortized zero and $12,844, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. The Company will recognize no expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the Company’s stock option activity for the three months ended March 31, 2023, is presented below:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance outstanding at December 31, 2022	1,745,000	$0.86	5.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at March 31, 2023	1,745,000	$0.86	5.49	$-
Exercisable at March 31, 2023	1,745,000	$0.86	5.49	$-

Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of March 31, 2023, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in an RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in an RSA Agreement), within the Acceleration Notice Period (as defined in an RSA Agreement).

As of March 31, 2023, and 2022, it was not probable that the performance conditions on the outstanding RSAs would be met, therefore, no expense has been recorded for these awards for the three months ended March 31, 2023 and 2022.

There were no RSA’s that were granted, exercised, or forfeited during the three months ended March 31, 2023.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	3,574,226	$1,482,100	$0.41
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2023	3,574,226	$1,482,100	$0.41

Note 8. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

The components of income tax expense are as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Current:
Federal	$-	$-
State	5,592	4,856
	5,592	4,856
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax expense (benefit)	$5,592	$4,856

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	March 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryover	$1,677,011	$1,632,301
Accounts receivable	66,704	61,005
Compensation	560,735	560,735
Inventory	366,965	369,456
Other	24,371	26,465
Total deferred tax assets	2,695,786	2,649,962
Deferred tax liabilities:
Intangibles	(188,834)	(190,817)
Property and equipment	-	(149)
Total deferred tax liabilities	(188,834)	(190,966)
Deferred tax assets, net	$2,506,952	$2,458,996
Valuation allowance:
Beginning of year	(2,458,996)	(2,246,892)
Increase during the year	(47,956)	(212,104)
Ending balance	(2,506,952)	(2,458,996)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance totaling $47,956 for the three months ended March 31, 2023, due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of March 31, 2023, was $2,506,952.

At March 31, 2023, the Company estimates it has approximately $8,330,025 of net operating loss carryforwards which $2,874,293 will expire during 2023 through 2038. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,963,968 of net operating loss carryforwards, therefore, the deferred net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

The Company believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of March 31, 2023, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of March 31, 2023.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Gain on Payroll Protection Loan	0.0%	0.0%
Permanent differences	0.0%	0.0%
State and local income taxes, net of federal benefit	-2.0%	-1.1%
Change in deferred tax asset valuation allowance	-21.5%	-21.3%
Effective tax rate	-2.5%	-1.4%

Our effective income tax rates for the three months ended March 31, 2023 and March 31, 2022 were -2.5% and -1.4%, respectively. This decrease from prior period is driven by the valuation allowance allocated to the deferred tax asset for the current period.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the three months ended March 31, 2023 and 2022, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Customer 1	11.80%	16.25%
Customer 2	10.04%	9.15%
Totals	21.84%	25.40%

At March 31, 2023 and December 31, 2022, there was one and two significant customers, respectively, that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	March 31, 2023	December 31, 2022
Customer 1	12.24%	14.67%
Totals	12.24%	14.67%

For the three months ended March 31, 2023 and 2022, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Supplier 1	19.50%	0.30%
Supplier 2	14.30%	10.60%
Supplier 3	7.70%	13.10%
Supplier 4	7.20%	28.80%
Supplier 5	3.20%	10.40%
Totals	51.90%	63.20%

Note 10. Related Party Transactions

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on commission or wholesale contractual agreements that the Company’s management believes are on terms and conditions substantially similar to other third-party contractual agreements. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid, and shared-service fee arrangements. As of March 31, 2023, the company had accrued employee expenses to management of $107,351.

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

For the three months ended March 31, 2023 and 2022, the Company paid approximately $42,000 and $42,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

FUSE MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

AmBio Contract

As of January 1, 2023, the Company terminated its contract with AmBio and moved its PEO services to Nextep, Inc. (“Nextep”). Nextep is not affiliated with the Company.

The Company engaged AmBio Staffing, LLC (“AmBio”), a Texas licensed Professional Employment Organization, to provide payroll processing, employee benefit administration, and related human capital services effective January 1, 2017. Mr. Brooks owns and controls AmBio. As of December 31, 2022, AmBio operations supported approximately 35 full time equivalents (“FTE”). Of those 35 FTEs, 32 FTEs directly support the Company, and 2 FTEs support the operations of other companies, and 1 FTE is shared between the Company and other companies.

As of March 31, 2023 and December 31, 2022, the Company owed amounts to AmBio of approximately $79,759 and $173,893, respectively, which are reflected in accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For the three months ended March 31, 2023 and March 31, 2022, the Company paid approximately zero and $52,050, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor previously owned and controlled by Messrs. Brooks and Reeg. As of October 1, 2022, Messrs. Brooks and Reeg sold their interest in MedUSA to an unaffiliated party. Per the terms of the sales agreement of MedUSA, all unpaid accrued commissions owed to MedUSA prior to its sale on October 1, 2022 would be transferred to Messrs. Brooks and Reeg. As of December 31, 2022, Messrs. Brooks and Reeg no longer held interest in MedUSA. The company assessed the company’s relationship with MedUSA and the nature of the business transactions occurring in the current financial reporting period and prior periods. MedUSA is not directly owned or directly controlled by management, and the company has determined MedUSA is not a related party as of the year ended December 31, 2022 and as of the period ended March 31, 2023 .

During the three months ended March 31, 2023 and 2022 the Company incurred approximately zero and $835,380, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mr. Brooks.

During the three months ended March 31, 2023 and 2022, the Company:

•

incurred approximately zero and $60,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

 Texas Overlord had an ownership position in MedUSA which was sold to an unaffiliated party on October 1, 2022. Based on the terms of the Purchase Agreement, the commission balances owed to MedUSA as of October 1, 2022 was transferred to Overlord based on its percentage of ownership

As of March 31, 2023, and December 31, 2022, the Company had approximately $1,050,966 of unpaid commission costs due to Overlord, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the three months ended March 31, 2023 and 2022, the Company sold Biologics products to NBMJ in the amounts of approximately $520 and zero, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2023 and December 31, 2022, the Company had zero and $2,430 in outstanding balances due from NBMJ. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice. As of March 31, 2023, NBMJ had no past due balance.

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

As of March 31, 2023, and December 31, 2022, the Company had approximately $355,540 of unpaid commission costs due to Reeg Medical, which is reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2023 and 2022, the Company:

•

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately zero and $6,550, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2023 and December 31, 2022, the Company had no outstanding balances due from Bass.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the three months ended March 31, 2023 and 2022, the Company incurred approximately $14,055 and $111,138, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of March 31, 2023, and December 31, 2022, the Company had approximately $695,263 and $662,157, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the three months ended March 31, 2023 and 2022, the Company purchased approximately $61,216 and $75,354, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

 Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice. As of March 31, 2023 and December 31, 2022, the Company had a past due balance of approximately $1,181,112 and $1,169,896, respectively, owed to Modal.

 Note 11. Subsequent event:

In preparing these interim unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 15, 2023, the date the interim unaudited condensed consolidated financial statements were available to be issued.

The Company’s management concluded there are no other material events or transactions for potential recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

As used in this report on Form 10-Q, “we”, “us”, “our”, and the “Company” refer to Fuse Medical, Inc, a Delaware corporation.

This discussion and analysis should be read in conjunction with the interim unaudited condensed consolidated financial statements of our Company and the related notes included in this report for the periods presented (our “Financial Statements”), the audited consolidated financial statements of our Company and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 14, 2023.

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

Fuse Branded Portfolio

As an emerging manufacturer of medical device implants, we are committed to expanding our Fuse branded portfolio of orthopedic implants and biologics, with the continued design, development, and commercialization of new devices.

Our Scientific Advisory Boards continue to provide internal design and development input with our engineering team, as our projects move through the pipeline towards FDA clearance. We anticipate a continued emphasis on the commercialization of these new products, as we further expand our portfolio and national distribution footprint.

National Sales Expansion

In Q4 2022 we invested in our direct sales team to include portfolio specific leadership at the national level. This strategic sales initiative focuses on the expansion of our national distribution footprint, via surgeon and independent distributor recruitment and retention.

As a result of this initiative, in Q1 2023 we added 5 new independent distributors in 5 new cities within 4 states. From our Sales Directors’ efforts, and by exhibiting at state and national conferences to gain Company and product awareness, we anticipate this trend to continue.

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

To offset pricing pressures, we employ strategies which include locating and retaining new customers, increasing volume with existing customers, and continued emphasis on promoting sales through our Retail Model. For the three months ended March 31, 2023 and 2022, our Retail sales were approximately 91% and 94% of total revenue respectively.

To further offset the impact of pricing pressures, the Company employs strategies to reduce the cost of revenues by increasing Fuse branded product lines. For the three months ended March 31, 2023 and 2022, our average cost of revenues per Case was $1,050 and $1,403, respectively. Our strategy to increase Fuse branded products proved successful as the revenues produced by these products increased to approximately 50% of revenue for the three months ended March 31, 2023, compared to 46% increase over the same period of 2022.

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

We describe our most significant accounting policies in Note 2, “Significant Accounting Policies” of our accompanying interim unaudited condensed consolidated notes to our Financial Statements beginning on page F-1 and found elsewhere in this report and in our 2022 Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

	For the Three Months Ended
	March 31, 2023	(% Rev)	March 31, 2022 Revised	(% Rev)
Net revenues	$3,984,455	100%	$4,554,338	100%
Cost of revenues	1,168,402	29%	1,743,309	38%
Gross profit	2,816,053	71%	2,811,029	62%
Operating expenses:
Selling, general, administrative and other expenses	1,706,327	43%	1,709,541	38%
Commissions	1,241,877	31%	1,505,671	33%
Depreciation and amortization	33,425	1%	34,402	1%
Total operating expenses	2,981,629	75%	3,249,614	71%
Operating (loss) profit	(165,576)	-4%	(438,585)	-10%
Other expense
Interest expense	57,193	1%	32,958	1%
Total other expense	57,193	1%	32,958	1%
Net (loss) income before income tax	(222,769)	-6%	(471,543)	-10%
Income tax expense	5,592	0%	4,856	0%
Net (loss) income	$(228,361)	-6%	$(476,399)	-10%

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Net Revenues

For the three months ended March 31, 2023, net revenues were $3,984,453 compared to $4,554,338 for the three months ended March 31, 2022, which is a decrease of $569,883 or approximately 13%. This decrease was primarily attributable to lower sales price per case. Revenues per case for the three months ended 2023 were $3,880 as compared to the three months ended 2022 of $4,619.

Retail sales for the three months ended March 31, 2023 decreased 16% from the same period last year, offset by a 14% increase in Wholesale sales. This decrease was primarily attributable to lower Retail sales price per case.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain revenue and gross profit levels. For the remaining quarters of 2023, we will seek to increase our Retail Cases with our existing retail customer base and continue to add additional retail customers.

Cost of Revenues

For the three months ended March 31, 2023, our cost of revenues was $1,168,402 compared to $1,743,309 for the three months ended March 31, 2022, representing a decrease of $574,907, or approximately 33%.

As a percentage of revenues, cost of revenues decreased by 9% to 29% for the three months ended March 31, 2023, compared to approximately 38% for the three months ended March 31, 2022. The 9% reduction in cost of revenues, as a percentage of revenues, is due to our increase of Fuse branded and private label sales.

Gross Profit

For the three months ended March 31, 2023, we generated a gross profit of $2,816,053 compared to $2,811,029 for the three months ended March 31, 2022, representing an increase of $5,024. As a percentage of revenues, gross profit increased by 9% to 71% for the three months ended March 31, 2023, compared to approximately 62% for the three months ended March 31, 2022. The increase in gross profit is due to the reduction in cost of revenues as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended March 31, 2023, selling, general, administrative, and other expenses decreased to $1,706,327 from $1,709,541 for the three months ended March 31, 2022, representing a decrease of $3,214.

As a percentage of net revenues, selling, general, administrative, and other expenses accounted for approximately 43% and 38% for the three months ended March 31, 2023 and March 31, 2022, respectively. As a percentage of net revenue, the increase of approximately 5% primarily resulted from (a)(i) an approximate 4% increase in professional expenses (ii) an approximate 2% increase in leased staffing costs (iii), offset, in part, by (b)(i) an approximate 1% decline in selling expenses, comprised of marketing and travel and entertainment expenses.

Commissions

For the three months ended March 31, 2023 and March 31, 2022, commission expense was $1,241,877 and $1,505,671, respectively, representing a decrease of $263,794, or approximately 18%.

As a percentage of net revenues, commission expense accounted for approximately 31% for the three months ended March 31, 2023, and 33% for the three months ended March 31, 2022. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with total revenues.

Depreciation and amortization

For the three months ended March 31, 2023, our depreciation and amortization expense decreased slightly to $33,425 from $34,402 for the three months ended March 31, 2022, representing a decrease of $977. The decrease is due to computer equipment that has become fully depreciated.

Interest

For the three months ended March 31, 2023, interest expense increased to $57,193 from $32,958 for the three months ended March 31, 2022, which is an increase of $24,235, or approximately 74%. The increase of $24,235 was primarily driven by an increase in LIBOR market interest rates.

Income tax

For the three months ended March 31, 2023, we recorded an income tax expense of approximately $5,592, compared to $4,856, for the three months ended March 31, 2022. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Loss

For the three months ended March 31, 2023, we had net loss of $228,361 compared to $476,399 for the three months ended March 31, 2022, respectively, representing a decrease in net loss of $248,038 or approximately 52%. The drivers for our decrease in net loss for the three months ended March 31, 2023 were (a)(i) a $574,907 reduction in cost of revenue, (ii) a $263,794 decrease in commissions, (iii) a decrease of $3,214 in SG&A and other expense (iv) a decrease of 977 in depreciation and amortization offset, in part, by (b)(i) a decrease of $569,883 in net revenue, (ii) a $24,235 increase in interest expense, and (iv) an increase in tax expense of $736.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2023	2022 Revised
Net cash provided by operating activities	$330,950	$494,138
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	(267,808)	(524,841)
Net increase (decrease) in cash and cash equivalents	$63,142	$(30,703)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2023, net cash provided by operating activities was $330,950 compared to $494,138 for the three months ended March 31, 2022, representing a decrease of $163,188.

The decrease provided by operating activities of $163,188 primarily resulted from: (a)(i) a $124,962 increase in cash provided by the net loss adjusted for non-cash items; (a)(ii) a $88,751 increase in cash provided by accrued expenses; (a)(iii) a $896,214 increase in cash provided by inventories; (a)(iv) $99,976 increase in cash provided by prepaid expenses and other current assets; and (a)(v) $45,672 increase in cash provided by accounts receivable; offset, in part, (b)(i) a $161,189 decrease in cash used by long term accounts receivable, and (b)(ii) a $1,257,574 increase in cash used for accounts payable.

Net Cash Used in Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $267,808, compared to $524,841 cash used in financing activities for the three months ended March 31, 2022.

The decrease of $257,033 used in financing activities was from the net activity on our credit facility.

Liquidity

Our primary sources of liquidity are cash from our operations and the Credit and Security Agreement (the “Credit Agreement”) with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P., a Delaware limited partnership (“eCapital”) described below. On March 31, 2023, our current assets exceeded our current liabilities by $954,641 (our “Working Capital”), which included $210,996 in cash and cash equivalents. We believe cash from our operations and net borrowings on our Credit Agreement support our Working Capital needs for 2023 and beyond. If our current resources prove insufficient, the Company will need to explore additional financing options and alternative funding sources to increase liquidity.

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

The foregoing description does not constitute a complete summary of the terms of the Credit Agreement and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.45 to our 2022 Annual Report.

We rely on the Credit Agreement for capital expenditures and day-to-day Working Capital needs. As of March 31, 2023, we had approximately $210,996 in available cash and had reached the borrowing limit based on our borrowing base limitations. Borrowings on our Credit Agreement are repaid from cash generated from our operations.

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

Capital Expenditures

For the three months ended March 31, 2023, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2023, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2023.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2023.

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

FUSE MEDICAL, INC.

Date: May 15, 2023	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Lawrence S. Yellin
Lawrence S. Yellin
Chief Financial Officer and Director (Principal Financial Officer)