Form 10-Q
period 2023-06-30
Fuse Medical, Inc.
filed 2023-08-14
CIK 319016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 10, 2023, 73,895,794 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FUSE MEDICAL, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$253,378	$147,854
Accounts receivable, net of allowance of $200,797 and $290,500, respectively	3,433,900	3,996,860
Inventories, net of allowance of $1,521,421 and $1,778,173, respectively	9,026,923	9,494,506
Prepaid expenses and other current assets	104,363	126,022
Total current assets	12,818,564	13,765,242
Property and equipment, net	-	709
Long term accounts receivable, net of allowance of $5,172,858 and $4,330,883, respectively	3,401,297	2,832,764
Intangible assets, net	1,125,549	1,190,980
Goodwill	1,972,886	1,972,886
Total assets	$19,318,296	$19,762,581
Liabilities and Stockholders' Equity (Accumulated Deficit)
Current liabilities:
Accounts payable	$4,238,209	$5,700,236
Accrued expenses	5,605,104	4,540,366
Notes payable - related parties	350,000	150,000
Senior secured revolving credit facility	1,870,912	1,997,135
Total current liabilities	12,064,225	12,387,737
Notes payable - related parties	-	200,000
Earn-out liability	7,485,698	7,485,698
Total liabilities	19,549,923	20,073,435
Commitments and contingencies	-	-
Stockholders' equity (accumulated deficit)
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 73,895,794 shares issued and outstanding as of June 30, 2023 and December 31, 2022	738,958	738,958
Additional paid-in capital	1,468,274	1,468,274
Accumulated deficit	(2,438,859)	(2,518,086)
Total stockholders' equity (accumulated deficit)	(231,627)	(310,854)
Total liabilities and stockholders' equity (accumulated deficit)	$19,318,296	$19,762,581

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022 Revised	2023	2022 Revised
Net revenues	$4,997,212	$4,668,290	$8,981,667	$9,222,628
Cost of revenues	1,528,321	2,028,497	2,696,723	3,771,806
Gross profit	3,468,891	2,639,793	6,284,944	5,450,822
Operating expenses:
Selling, general, administrative and other	1,618,160	1,422,768	3,324,487	3,132,309
Commissions	1,449,157	1,463,859	2,691,034	2,969,530
Depreciation and amortization	32,715	34,404	66,140	68,806
Total operating expenses	3,100,032	2,921,031	6,081,661	6,170,645
Operating (loss) profit	368,859	(281,238)	203,283	(719,823)
Other (income) expense:
Interest expense	54,024	36,527	111,217	69,485
Total other (income) expense	54,024	36,527	111,217	69,485
Net income (loss) before income tax	314,835	(317,765)	92,066	(789,308)
Income tax expense	7,247	5,171	12,839	10,027
Net income (loss)	$307,588	$(322,936)	$79,227	$(799,335)
Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)
Weighted average number of common shares outstanding - basic	70,321,566	70,321,566	70,321,566	70,321,566
Weighted average number of common shares outstanding - diluted	78,027,782	70,321,566	78,027,782	70,321,566

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (ACCUMULATED DEFICIT)

(unaudited)

(in dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2022	73,895,794	$738,958	$1,468,274	$(2,518,086)	$(310,854)
Net loss	-	-	-	(228,361)	(228,361)
Balance, March 31, 2023	73,895,794	738,958	1,468,274	(2,746,447)	(539,215)
Net income	-	-	-	307,588	307,588
Balance, June 30, 2023	73,895,794	738,958	1,468,274	(2,438,859)	(231,627)

	Common Stock		Additional Paid-In	Retained Earnings/
	Shares	Amount	Capital	(Deficit) Revised	Total
Balance, December 31, 2021	72,895,793	$728,958	$1,455,422	$(5,616,199)	$(3,431,819)
Stock compensation expense	-	-	12,844	-	12,844
Net loss	-	-	-	(476,399)	(476,399)
Balance, March 31, 2022	72,895,793	728,958	1,468,266	(6,092,598)	(3,895,374)
Stock compensation expense	-	-	4,102	-	4,102
Net loss	-	-	-	(322,936)	(322,936)
Balance, June 30, 2022	72,895,793	728,958	1,472,368	(6,415,534)	(4,214,208)

See notes to interim unaudited condensed consolidated financial statements.

FUSE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2023	2022 Revised
Cash flows from operating activities
Net income (loss)	$79,227	$(799,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,140	68,806
Stock based compensation	-	16,946
Provision for bad debts and discounts	(89,703)	(102,595)
Provision for long term accounts receivable	841,975	402,200
Provision for slow moving inventory	(256,752)	(94,595)
Changes in operating assets and liabilities:
Accounts receivable	652,663	666,843
Inventories	724,335	(526,213)
Prepaid expenses and other current assets	21,659	(89,410)
Long term accounts receivable	(1,410,508)	(670,332)
Accounts payable	(1,462,027)	320,071
Accrued expenses	1,064,738	1,055,519
Net cash provided by operating activities	231,747	247,905

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Net payments on senior secured revolving credit facility	(126,223)	(197,099)
Net cash (used in) financing activities	(126,223)	(197,099)

Net increase (decrease) in cash	105,524	50,806
Cash and cash equivalents - beginning of period	147,854	553,190
Cash and cash equivalents - end of period	$253,378	$603,996
Supplemental disclosure of cash flow information:
Cash paid for interest	$92,833	$50,796

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

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period as the Company has historically experienced seasonal trends with greater revenue and volume between the last two calendar quarters compared to the first two calendar quarters of the year.

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

Correction of an Error

Medical instruments were reported in the quarters of 2022 as fixed assets in error. The error was corrected in the annual 2022 10-K as a component of the cost of revenues consistent with prior years. The effect of the error corrections on the prior periods has been determined to be immaterial, however, the Company has labeled the column headings for the prior periods as “revised.” For the three and six months ended June 30, 2022, the financial statements of the line items affected by the revision are as follows:

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Statement of Operations

Line items for the three months of Q2-2022 effected by the restatement	Previously Reported	Revised	Change
Cost of revenues	$1,723,642	$2,028,497	$304,855
Gross Profit	2,944,648	2,639,793	(304,855)
Depreciation and amortization	109,642	34,404	(75,238)
Net loss	(93,319)	(322,936)	(229,617)

Line items for six months of Q2-2022 effected by the restatement	Previously Reported	Revised	Change
Cost of revenues	$3,348,833	$3,771,806	$422,973
Gross Profit	5,873,795	5,450,822	(422,973)
Depreciation and amortization	144,044	68,806	(75,238)
Net loss	(451,600)	(799,335)	(347,735)

Consolidated Statement of Cash Flows

Line items for Q2-2022 effected by the restatement	Previously Reported	Revised	Change
Net loss	$(451,600)	$(799,335)	$(347,735)
Depreciation and amortization	144,044	68,806	(75,238)
Purchase of property and equipment	(422,973)	-	422,973

Earnings (loss) Per Common Share

Earnings (loss) per common share, basic is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average number of shares of common stock, par value $0.01 (“Common Stock”), outstanding during the period, without consideration of Common Stock equivalents. Shares of restricted stock are included in the basic weighted-average number of Common Stock outstanding from the time they vest.

Diluted earnings (loss) per common share is computed by dividing net income/(loss) by the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding for the period determined using the treasury stock method. For the six months ended June 30, 2023 and 2022, the Company excluded the effects of outstanding stock options, convertible notes and, to the extent vested, restricted stock as their effects were antidilutive due to the Company’s operating loss during that period. (See Note 7, “Stockholders’ Equity” for the terms and conditions of restricted stock).

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

There was no change in the Earn-Out liability for the six months ended June 30, 2023, and there were no significant changes in the Level 3 inputs from those utilized at December 31, 2022. The required earnings thresholds have not been met from inception of the agreements through June 30, 2023, and as such, there have been no payments required for either the base or bonus Earn-Out tranches.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2023 and December 31, 2022. The Company’s cash is concentrated in one large financial institution. The amount of cash held at the financial institution may at times exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any financial institution losses from inception through June 30, 2023. As of June 30, 2023 there were deposits of $286,069 which were greater than federally insured limits.

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

Long Term Accounts Receivable, net

Long term accounts receivable reflects medical procedures in which the Company's products are sold and used ("Cases") where the patient has obtained a letter of protection, (“LOP”). A LOP is a contract that provides that the medical providers will be paid from any proceeds received from settlement of litigation of the underlying cause of action with respect to the event that necessitated medical goods and services. Once the medical provider receives payment, then the medical provider pays the Company’s invoice, which payment is generally greater than 365 days from date of service. The LOP provides medical providers with greater certainty of full payment.

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Useful Life
Category	(in years)
Computer equipment and software	3
Furniture and fixtures	3
Office equipment	3
Software	3

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

ASC 350-30-35-18, “Intangible assets not subject to amortization,” indicates that an intangible asset that is not subject to amortization shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company’s 510(k) intangible asset has an indefinite life. The Company does not believe that a triggering event has occurred as of June 30, 2023.

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

Revenue Differentiation

The Company measures sales volume based Cases. The Company considers Cases resulting from direct sales to medical facilities to be retail cases (“Retail Cases”) and Cases resulting from sales to third parties, such as non-medical facilities, distributors, or sub-distributors, to be wholesale cases (“Wholesale Cases”). Some of the Company’s sales for Wholesale Cases are on a consignment basis with a third party. When consigned, the revenue is not recorded until the device is implanted in a patient during surgery. In the Company’s industry, Retail Cases are typically sold at higher price points than Wholesale Cases, resulting in greater revenue and gross profit per Case.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Category
Retail	$3,958,067	$4,500,975	$7,169,117	$8,794,731
Wholesale	1,039,145	167,315	1,812,550	427,897
Total	$4,997,212	$4,668,290	$8,981,667	$9,222,628

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

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2023 and June 30, 2022, the Company had no liabilities for uncertain tax positions. The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings.

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

Note 3. Property and Equipment

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Computer equipment and software	$20,249	$20,249
Office equipment	-	-
Property and equipment costs	20,249	20,249
Less: accumulated depreciation	(20,249)	(19,540)
Property and equipment, net	$-	$709

Depreciation expense for the three months ended  June 30, 2023 and 2022 was $0 and $1,687, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $709 and $3,375, respectively.

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets:

			Amortization
	June 30,	December 31,	period
	2023	2022	(years)
Intangible assets:
510(k) product technology	$704,380	$704,380	Indefinite
Customer relationships	555,819	555,819	11
CNH Credit Agreement	240,858	240,858	3
Total intangible assets	1,501,057	1,501,057
Less: accumulated amortization	(375,508)	(310,077)
Intangible assets, net	1,125,549	1,190,980
Goodwill	$1,972,886	$1,972,886	Indefinite

Amortization expense for the three months ended  June 30, 2023 and 2022 was $32,715and $32,715, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $65,431 and $65,431, respectively.

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

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pursuant to the Credit Agreement, the Company had an outstanding balance of $1,870,912 and $2,240,171 as of June 30, 2023 and 2022, respectively. In preparation of the Credit Agreement, the Company incurred $236,358 of costs that have been allocated to intangible assets and will be amortized over the life of the Credit Agreement. Interest expense incurred on the Credit Agreement was $76,999 for the six months ended June 30, 2023 the effective interest rate was 9.71% and is reflected in interest expense on the Company’s accompanying consolidated statements of operations. Accrued interest on the Credit Agreement as of  June 30, 2023 was $34,087, and is reflected in accrued expenses on the Company’s accompanying consolidated balance sheet at June 30, 2023.

Note 6. Notes Payable – Related Parties Current and Long-term

During July 2016 through October 2016, the Company obtained three working capital loans from NC 143 and RMI in the aggregate amount of $150,000 in exchange for convertible promissory notes (the “Notes”) bearing ten percent (10%) interest per annum until December 31, 2016, the maturity date, and eighteen percent (18%) interest per annum for periods subsequent to the maturity date. The Notes remain outstanding, and principal and interest are due and payable, upon demand of the payee and at the holder’s sole discretion. The Notes’ holders have the right to convert all or any portion of the then unpaid principal and interest balance into shares of the Company’s Common Stock at a conversion price of $0.08 per share. As of June 30, 2023, the ending balance was $150,000.

On May 6, 2020, the Company borrowed $180,000 from NC 143 and $20,000 from RMI, in exchange for two promissory notes which are unsecured, and bear interest at 0.25% per annum until May 6, 2022, the maturity date, and 10.0% per annum after the maturity date, if not paid in full. Principal and interest are due and payable on the maturity date, provided, however, any payment of principal and interest on the loans is subordinated to payment of all indebtedness under the Credit Agreement. On April 13, 2023, the two promissory notes were amended to extend the maturity date from May 6, 2023, to May 6, 2024. As of June 30, 2023, the ending balance was $200,000.

During the six months ended June 30, 2023 and 2022, interest expense of $13,640 and $13,640, respectively, is reflected in interest expense on the Company’s accompanying interim unaudited condensed consolidated statements of operations. As of June 30, 2023, and December 31, 2022, accrued interest was $182,147 and $168,507, respectively, which is reflected in accrued expenses on the Company’s accompanying interim unaudited condensed consolidated balance sheets.

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

Non-Qualified Stock Option Awards

The Board did not grant any non-qualified stock option awards (“NQSOs”) for the three and six months ended June 30, 2023, and 2022. For the three months ended  June 30, 2023 and 2022 the Company amortized zero and $4,102, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. For the six months ended June 30, 2023 and June 30, 2022 the Company amortized zero and $16,946, respectively, relating to the vesting of stock options which is included in selling, general, administrative, and other expenses on the Company’s accompanying interim unaudited condensed consolidated statements of operations. The Company will recognize zero expense in future periods as the stock options vest. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period for each award, which are subject to a vesting schedule as set forth in individual agreements.

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Company’s stock option activity for the six months ended June 30, 2023, is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance outstanding at December 31, 2022	1,745,000	$0.86	5.73	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Balance outstanding at June 30, 2023	1,745,000	$0.86	5.49	$-
Exercisable at June 30, 2023	1,745,000	$0.86	5.49	$-

Restricted Common Stock

The non-vested restricted stock awards (“RSAs”), as of June 30, 2023, were granted to the Company’s Board members as compensation. These awards vest only upon: (i) the occurrence of one of the Accelerating Events: (a) a Change in Control (as defined in an RSA Agreement); or (b) listing of the Company’s Common Stock on either NYSE or NASDAQ Stock Market; and (ii) the director’s delivery to the Company a Notice of Acceleration of Vesting (as defined in an RSA Agreement), within the Acceleration Notice Period (as defined in an RSA Agreement).

As of June 30, 2023, and 2022, it was not probable that the performance conditions on the outstanding RSAs would be met, therefore, no expense has been recorded for these awards for the three and six months ended June 30, 2023 and 2022.

There were no RSA’s that were granted, exercised, or forfeited during the six months ended June 30, 2023.

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	3,574,226	$1,482,100	$0.41
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, June 30, 2023	3,574,226	$1,482,100	$0.41

Note 8. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes.

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of income tax expense are as follows:

	For the	For the
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Current:
Federal	$-	$-
State	12,840	10,027
	12,840	10,027
Deferred:
Federal	-	-
State	-	-
	-	-
Total income tax expense (benefit)	$12,840	$10,027

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	June 30, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryover	$1,693,428	$1,632,301
Accounts receivable	42,167	61,005
Compensation	560,735	560,735
Inventory	306,414	369,456
Other	21,916	26,465
Total deferred tax assets	2,624,660	2,649,962
Deferred tax liabilities:
Intangibles	(181,964)	(190,817)
Property and equipment	-	(149)
Total deferred tax liabilities	(181,964)	(190,966)
Deferred tax assets, net	$2,442,696	$2,458,996
Valuation allowance:
Beginning of year	(2,458,996)	(2,246,892)
Increase during the year	16,300	(212,104)
Ending balance	(2,442,696)	(2,458,996)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance totaling -$16,300 for the six months ended June 30, 2023, due to the uncertainty of realization. Management believes that based upon the history of losses that the Company has incurred to date and its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The valuation allowance established as of June 30, 2023, was $2,442,696.

At June 30, 2023, the Company estimates it has approximately $8,408,200 of net operating loss carryforwards which $2,952,468 will expire during 2023 through 2038. Under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC Section 382"), a corporation that undergoes an "ownership change", as defined therein, is subject to limitation on its use of pre-change tax attributes carryforward to offset future taxable income. The Company completed a 382 study and determined that there were changes in ownership in prior years which limited the NOL from 2013 and earlier, and 2014 through 2016. The 382 limitation mathematically precludes the use of approximately $2,963,968 of net operating loss carryforwards, therefore, the deferred net operating loss carryover asset excludes the portion of net operating loss that are mathematically excluded from future use by the Company.

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax positions. As of June 30, 2023, all the tax years remained open to examination for three years from the tax year in which net operating losses are utilized. The Company was not subject to examination by any income taxing authority as of June 30, 2023.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Expected U.S. federal incomes as statutory rate	21.0%	21.0%
Gain on Payroll Protection Loan	0.0%	0.0%
Permanent differences	0.0%	0.0%
State and local income taxes, net of federal benefit	11.2%	-1.8%
Change in deferred tax asset valuation allowance	-18.0%	-21.5%
Effective tax rate	14.2%	-2.3%

Our effective income tax rates for the six months ended June 30, 2023 and 2022 were 14.2% and -2.3%, respectively. This decrease from prior period is driven by the valuation allowance allocated to the deferred tax asset for the current period.

Note 9. Concentrations

Concentration of Revenues, Accounts Receivable and Suppliers

For the six months ended June 30, 2023 and 2022, the following significant customers had an individual percentage of total revenues equaling ten percent (10%) or greater:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Customer 1	19.07%	16.25%
Totals	19.07%	16.25%

At June 30, 2023 and December 31, 2022, there was one and two significant customers, respectively, that had a concentration of accounts receivable representing ten percent (10%) or greater of accounts receivable:

	June 30, 2023	December 31, 2022
Customer 1	12.07%	0.00%
Customer 2	0.00%	14.67%
Totals	0.00%	14.67%

For the six months ended June 30, 2023 and 2022, the following significant suppliers represented ten percent (10%) or greater of goods purchased:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Supplier 1	19.50%	28.80%
Supplier 2	14.30%	13.10%
Supplier 4	7.20%	20.60%
Supplier 5	9.00%	11.10%
Totals	50.00%	73.60%

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Related Party Transactions

Operations

Historically, the Company conducts various related-party transactions with entities that are owned by or affiliated with Mr. Brooks and Mr. Reeg. These transactions are based on commission or wholesale contractual agreements that the Company’s management believes are on terms and conditions substantially similar to other third-party contractual agreements. As described more fully below, these transactions include: selling and purchasing of inventory on wholesale basis, commissions earned and paid, and shared-service fee arrangements. As of June 30, 2023, the company had accrued employee expenses to management of $131,425.

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

For the six months ended June 30, 2023 and 2022, the Company paid approximately $84,000 and $84,000, respectively, in rent expense, which is reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

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

As of June 30, 2023 and December 31, 2022, the Company owed amounts to AmBio of approximately $23,086 and $173,893, respectively, which are reflected in accounts payable on the Company’s accompanying interim unaudited condensed consolidated balance sheets. For six months ended June 30, 2023and June 30, 2022, the Company paid approximately zero and $97,546, respectively, to AmBio in administrative fees, which are reflected in selling, general, administrative, and other expenses in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

MedUSA Group, LLC

MedUSA Group, LLC (“MedUSA”) is a sub-distributor previously owned and controlled by Messrs. Brooks and Reeg. As of October 1, 2022, Messrs. Brooks and Reeg sold their interest in MedUSA to an unaffiliated party. Per the terms of the sales agreement of MedUSA, all unpaid accrued commissions owed to MedUSA prior to its sale on October 1, 2022 would be transferred to Messrs. Brooks and Reeg. As of December 31, 2022, Messrs. Brooks and Reeg no longer held interest in MedUSA. The Company assessed the Company’s relationship with MedUSA and the nature of the business transactions occurring in the current financial reporting period and prior periods. MedUSA is not directly owned or directly controlled by management, and the company has determined MedUSA is not a related party as of the year ended  December 31, 2022 and as of the period ended June 30, 2023.

During the six months ended June 30, 2023 and 2022 the Company incurred approximately zero and $1,698,152, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Texas Overlord, LLC

Texas Overlord, LLC (“Overlord”) is an investment holding company owned and controlled by Mr. Brooks.

During the six months ended June 30, 2023 and 2022, the Company:

●

incurred approximately zero and $75,000, respectively, in commission costs, which are reflected in commissions in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

Texas Overlord had an ownership position in MedUSA which was sold to an unaffiliated party on October 1, 2022. Based on the terms of the Purchase Agreement, the commission balances owed to MedUSA as of October 1, 2022 was transferred to Overlord based on its percentage of ownership.

As of June 30, 2023, and December 31, 2022, the Company had approximately $1,055,966 and $1,050,966, respectively, of unpaid commission costs due to Overlord, which was reflected in accrued liabilities in the Company’s accompanying consolidated balance sheets at December 31, 2022.

NBMJ, Inc.

NBMJ, Inc. d/b/a Incare Technology (“NBMJ”) is a durable medical equipment, wound care, and surgical supplies distributor owned and controlled by Mr. Brooks.

During the six months ended June 30, 2023 and 2022, the Company sold Biologics products to NBMJ in the amounts of approximately $5,200 and $350, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of  June 30, 2023 and December 31, 2022, the Company had $1,040 and zero in outstanding balances due from NBMJ. These amounts are reflected in accounts receivable, net of allowance, in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with NBMJ are 30 days from receipt of invoice. As of June 30, 2023, NBMJ had no past due balance.

FUSE MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reeg Medical Industries, Inc.

Reeg Medical Industries, Inc. (“Reeg Medical”) is an investment holding company owned and controlled by Mr. Reeg.

Reeg Medical had an ownership position in MedUSA which was sold to an unaffiliated party on October 1, 2022. Based on the terms of that purchase agreement, the commission balances owed to MedUSA as of October 1, 2022 was transferred to Reeg Medical based on its percentage of ownership.

As of June 30, 2023, and December 31, 2022, the Company had approximately $355,540 and $355,540, respectively, of unpaid commission costs due to Reeg Medical.

Bass Bone and Spine Specialists

Bass Bone & Spine Specialists (“Bass”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2023 and 2022, the Company:

●

sold Orthopedic Implants and Biologics products to Bass in the amounts of approximately zero and $19,985, respectively, which are reflected in net revenues in the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of  June 30, 2023 and December 31, 2022, the Company had no outstanding balances due from Bass.

Sintu, LLC

Sintu, LLC (“Sintu”) operates as a sub-distributor of surgical implants and is owned and controlled by Mr. Brooks.

During the six months ended June 30, 2023 and 2022, the Company incurred approximately $14,055 and $253,969, respectively, in commission costs to Sintu, which are reflected in commissions on the Company’s accompanying interim unaudited condensed consolidated statements of operations.

As of June 30, 2023, and December 31, 2022, the Company had approximately $771,617 and $662,157, respectively, of unpaid commission costs due to Sintu, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Modal Manufacturing, LLC

Modal Manufacturing, LLC (“Modal”) is a manufacturer of medical devices owned and controlled by Mr. Brooks.

During the six months ended June 30, 2023 and 2022, the Company purchased approximately $90,041 and $343,713, respectively, in Orthopedic Implants and medical instruments from Modal, which are reflected within inventories, net of allowance in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Payment terms per the stocking and distribution agreement with Modal are 30 days from receipt of invoice. As of June 30, 2023 and December 31, 2022, the Company had a past due balance of approximately $1,199,936 and $1,169,896, respectively, owed to Modal, which is reflected in accrued liabilities in the Company’s accompanying interim unaudited condensed consolidated balance sheets.

Note 11. Subsequent event:

In preparing these interim unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2023, the date the interim unaudited condensed consolidated financial statements were available to be issued.

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

Overview

We are a manufacturer and national distributor of medical devices. We provide a broad portfolio of orthopedic implants including:

●	Foot and Ankle: internal and external fixation products;
●	Orthopedics: upper and lower extremity plating and total joint reconstruction implants;
●	Sports Medicine: soft tissue fixation and augmentation for sports medicine procedures;
●	Spine: spinal implants for trauma, degenerative disc disease, and deformity indications (collectively, we refer to these bulleted products as Orthopedic Implants).

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

Historically, we have experienced greater revenue and greater sales volume, as a percentage of revenue, during the last two calendar quarters of our fiscal year compared to the first two calendar quarters of the year. We believe this revenue trend is primarily due to the increase in elective surgeries during the last two quarters of the calendar year, which are partially satisfied by more patient annual healthcare deductibles being met in those two quarters. We use this seasonality trend to assist us in enterprise-wide resource planning, such as purchasing, product inventory logistics, and human capital demands.

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

To offset pricing pressures, we employ strategies which include locating and retaining new customers, increasing volume with existing customers, and continued emphasis on promoting higher margin sales through our Retail and Wholesale Models.

To further offset the impact of pricing pressures, the Company employs strategies to reduce the cost of revenues by increasing Fuse branded product lines. For the three months ended June 30, 2023 and 2022, our average cost of revenues per Case was $916 and $1,355, respectively. For the six months ended June 30, 2023 and 2022, our average cost of revenues per Case was $1,023 and $1,378, respectively. Our strategy to increase Fuse branded products proved successful as the revenues produced by these products increased to approximately 51% of revenue for the six June 30, 2023, compared to 47% increase over the same period of 2022.

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

	For the Three Months Ended
	June 30,		June 30,
	2023	(% Rev)	2022 Revised	(% Rev)
Net revenues	$4,997,212	100%	$4,668,290	100%
Cost of revenues	1,528,321	31%	2,028,497	43%
Gross profit	3,468,891	69%	2,639,793	57%
Operating expenses:
Selling, general, administrative and other expenses	1,618,160	32%	1,422,768	30%
Commissions	1,449,157	29%	1,463,859	31%
Depreciation and amortization	32,715	1%	34,404	1%
Total operating expenses	3,100,032	62%	2,921,031	63%
Operating (loss) profit	368,859	7%	(281,238)	-6%
Other expense
Interest expense	54,024	1%	36,527	1%
Total other expense	54,024	1%	36,527	1%
Net income (loss) before income tax	314,835	6%	(317,765)	-7%
Income tax expense	7,247	0%	5,171	0%
Net income (loss)	$307,588	6%	$(322,936)	-7%

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

Net Revenues

For the three months ended June 30, 2023, net revenues were $4,997,212 compared to $4,668,290 for the three months ended June 30, 2022, which is an increase of $328,922 or approximately 7%. This increase was primarily attributable to higher sales price per case. Revenues per case for the three months ended 2023 were $4,866 as compared to the three months ended 2022 of $4,335.

Retail sales for the three months ended June 30, 2023 decreased 12% from the same period last year, offset by a 521% increase in wholesale sales. This increase in wholesale sales cases was primarily attributable to increase in credit worthy wholesale customers in the 2nd quarter of 2023.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain revenue and gross profit levels. For the remaining quarters of 2023, we will seek to increase our Retail Cases with our existing retail customer base and continue to add additional retail customers as well as wholesale customers.

Cost of Revenues

For the three months ended June 30, 2023, our cost of revenues was $1,528,321 compared to $2,028,497 for the three months ended June 30, 2022, representing a decrease of $500,176, or approximately 25%.

As a percentage of revenues, cost of revenues decreased by 13%to 31% for the three months ended June 30, 2023, compared to approximately 43% for the three months ended June 30, 2022. The 13% reduction in cost of revenues, as a percentage of revenues, is due to our increase of Fuse branded and private label sales.

Gross Profit

For the three months ended June 30, 2023, we generated a gross profit of $3,468,891 compared to $2,639,793 for the three months ended June 30, 2022, representing an increase of $829,098. As a percentage of revenues, gross profit increased by 13% to 69% for the three months ended June 30, 2023, compared to approximately 57% for the three months ended June 30, 2022. The increase in gross profit is due to the reduction in cost of revenues as discussed above.

Selling, General, Administrative, and Other Expenses

For the three months ended June 30, 2023, selling, general, administrative, and other expenses increased to $1,618,160 from $1,422,768 for the three months ended June 30, 2022, representing an increase of $195,392.

As a percentage of net revenues, selling, general, administrative, and other expenses accounted for approximately 32% and 30% for the three months ended June 30, 2023 and June 30, 2022, respectively. As a percentage of net revenue, the increase of approximately 2% primarily resulted from (a)(i) 8% increase in bad debt expenses,(ii) an approximate 1% increase in administrative expense, offset, in part, by (b)(i) an approximate 4% decrease in professional expenses, and (b)(ii) an approximate 3% decrease in leased staffing costs .

Commissions

For the three months ended June 30, 2023 and June 30, 2022, commission expense was $1,449,157 and $1,463,859, respectively, representing a decrease of $14,702, or approximately 1%.

As a percentage of net revenues, commission expense accounted for approximately 29% for the three months ended June 30, 2023, and 31% for the three months ended June 30, 2022. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with total revenues.

Depreciation and amortization

For the three months ended June 30, 2023, our depreciation and amortization expense decreased slightly to $32,715 from $34,404 for the three months ended June 30, 2022, representing a decrease of $1,689. The decrease is due to computer equipment that has become fully depreciated.

Interest

For the three months ended June 30, 2023, interest expense increased to $54,024 from $36,527 for the three months ended June 30, 2022, which is an increase of $17,497, or approximately 48%. The increase of $17,497 was primarily driven by an increase in LIBOR market interest rates.

Income tax

For the three months ended June 30, 2023, we recorded an income tax expense of approximately $7,247, compared to $5,171, for the three months ended June 30, 2022. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net Income (Loss)

For the three months ended June 30, 2023, we had net income of $307,588 compared to net loss of $322,936 for the three months ended June 30, 2022, respectively, representing an increase in net income of $630,524 or approximately 195%. The drivers for our increase in net income for the three months ended June 30, 2023 were (a)(i) a $500,176 reduction in cost of revenue, (ii) an increase of $328,922 in net revenue, (iii) a $14,702 decrease in commissions, and (iv) a decrease of $1,689 in depreciation and amortization offset, in part, by (b)(i) an increase of $195,392 in SG&A and other expense, (ii) a $17,497 increase in interest expense, and (iv) an increase in tax expense of $2,076.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Results of Operations

The following table sets forth certain financial information from our interim unaudited condensed consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with our Financial Statements and related notes included in this report.

	For the Six Months Ended
	June 30,		June 30,
	2023	(% Rev)	2022 Revised	(% Rev)
Net revenues	$8,981,667	100%	$9,222,628	100%
Cost of revenues	2,696,723	30%	3,771,806	41%
Gross profit	6,284,944	70%	5,450,822	59%
Operating expenses:			-	0%
Selling, general, administrative and other expenses	3,324,487	37%	3,132,309	34%
Commissions	2,691,034	30%	2,969,530	32%
Depreciation and amortization	66,140	1%	68,806	1%
Total operating expenses	6,081,661	68%	6,170,645	67%
Operating loss	203,283	2%	(719,823)	-8%
Other expense
Interest expense	111,217	1%	69,485	1%
Total other expense	111,217	1%	69,485	1%
Net income (loss) before income tax	92,066	1%	(789,308)	-9%
Income tax expense	12,839	0%	10,027	0%
Net income (loss)	$79,227	1%	$(799,335)	-9%

Net Revenues

For the six months ended June 30, 2023, net revenues were $8,981,667compared to $9,222,628 for the six months ended June 30, 2022, which is a decrease of $240,961 or approximately 3%. This decrease was primarily attributable to lower sales price per case. Revenues per case for the six months ended 2023 were $4,394 as compared to the six months ended 2022 of $4,484.

Retail sales for the six months ended June 30, 2023 decreased 18% from the same period last year, offset by a 324% increase in wholesale sales. This increase in wholesale sales cases was primarily attributable to increased sales to credit worthy Wholesale customers.

As discussed above in “Current Trends and Outlook,” we believe that as our industry faces increased pricing pressures, we will need to focus on increased volume of Cases to maintain revenue and gross profit levels. For the remaining quarters of 2023, we will seek to increase our Retail Cases with our existing retail customer base and continue to add additional retail customers as well as wholesale customers.

Cost of Revenues

For the six months ended June 30, 2023, our cost of revenues was $2,696,723 compared to $3,771,806 for the six months ended June 30, 2022, representing a decrease of $1,075,083, or approximately 29%.

As a percentage of revenues, cost of revenues decreased by 11% to 30% for the six months ended June 30, 2023, compared to approximately 41% for the six months ended June 30, 2022. The 11% reduction in cost of revenues, as a percentage of revenues, is due to our increase of Fuse branded and private label sales.

Gross Profit

For the six months ended June 30, 2023, we generated a gross profit of $6,284,944 compared to $5,450,822 for the six months ended June 30, 2022, representing an increase of $834,122. As a percentage of revenues, gross profit increased by 11% to 70% for the six months ended June 30, 2023, compared to approximately 59% for the six months ended June 30, 2022. The increase in gross profit is due to the reduction in cost of revenues as discussed above.

Selling, General, Administrative, and Other Expenses

For the six months ended June 30, 2023, selling, general, administrative, and other expenses increased to $3,324,487from $3,132,309 for the six months ended June 30, 2022, representing an increase of $192,178.

As a percentage of net revenues, selling, general, administrative, and other expenses accounted for approximately 37% and 34% for the six months ended June 30, 2023 and June 30, 2022, respectively. As a percentage of net revenue, the increase of approximately 3% primarily resulted from (a)(i) an approximate 1% decrease in professional expenses offset by an approximate 4% increase in bad debt expense.

Commissions

For the six months ended June 30, 2023 and June 30, 2022, commission expense was $2,691,034 and $2,969,530, respectively, representing a decrease of $278,496, or approximately 9%.

As a percentage of net revenues, commission expense accounted for approximately 30% for the six months ended June 30, 2023, and 32% for the six months ended June 30, 2022. The overall reduction of commissions expense is directly due to the reduction of average commission rates associated with total revenues.

Depreciation and amortization

For the six months ended June 30, 2023, our depreciation and amortization expense decreased slightly to $66,140from $68,806 for the six months ended June 30, 2022, representing a decrease of $2,666. The decrease is due to computer equipment that has become fully depreciated.

Interest

For the six months ended June 30, 2023, interest expense increased to $111,217 from $69,485 for the six months ended June 30, 2022, which is an increase of $41,732, or approximately 60%. The increase of $41,732 was primarily driven by an increase in LIBOR market interest rates.

Income tax

For the six months ended June 30, 2023, we recorded an income tax expense of approximately $12,839, compared to $10,027, for the six months ended June 30, 2022. For additional information, please see Note 10, “Income Taxes,” of our accompanying Financial Statements, beginning on page F-1.

Net income (loss)

For the six months ended June 30, 2023, we had net income of $79,227 compared to net loss of $799,335 for the six months ended June 30, 2022, respectively, representing a decrease in net loss of $878,562 or approximately 110%. The drivers for our decrease in net loss for the six months ended June 30, 2023 were (a)(i) a $1,075,083 reduction in cost of revenue, (ii) a $278,496 decrease in commissions, (ii) a decrease of $2,666 in depreciation and amortization offset, in part, by (b)(i) a decrease of $240,961 in net revenue, (ii) a $41,732 increase in interest expense, (iii) an increase of $192,178 in SG&A and other expense and (iv) an increase in tax expense of $2,812.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows is as follows:

	For the Six Months Ended June 30,
	2023	2022 Revised
Net cash provided by operating activities	$231,747	$247,905
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	(126,223)	(197,099)
Net increase (decrease) in cash and cash equivalents	$105,524	$50,806

Net Cash Provided by Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities was $231,747 compared to $247,905 for the six months ended June 30, 2022, representing a decrease of $16,158.

The decrease provided by operating activities of $16,158 primarily resulted from: (a)(i) a $1,149,460 increase in cash provided by the net income adjusted for non-cash items; (a)(ii) a $9,219 increase in cash provided by accrued expenses; (a)(iii) a $1,250,548 increase in cash provided by inventories; (a)(iv) $111,069 increase in cash provided by prepaid expenses and other current assets; offset, in part, (b)(i) $14,180 decrease in cash provided by accounts receivable; a (b)(ii) $740,176 increase in cash used by long term accounts receivable, and (b)(iii) a $1,782,098 increase in cash used for accounts payable.

Net Cash Used in Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $126,223, compared to $197,099 cash used in financing activities for the six months ended June 30, 2022

The decrease of $70,876 used in financing activities was from the net activity on our credit facility.

Liquidity

Our primary sources of liquidity are cash from our operations and the Credit and Security Agreement (the “Credit Agreement”) with eCapital Healthcare Corp. f/k/a CNH Finance Fund I, L.P., a Delaware limited partnership (“eCapital”) described below. On June 30, 2023, our current assets exceeded our current liabilities by $754,339 (our “Working Capital”), which included $253,378 in cash and cash equivalents. We believe cash from our operations and net borrowings on our Credit Agreement support our Working Capital needs for 2023 and beyond. If our current resources prove insufficient, the Company will need to explore additional financing options and alternative funding sources to increase liquidity.

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

We rely on the Credit Agreement for capital expenditures and day-to-day Working Capital needs. As of June 30, 2023, we had approximately $359,447 in available cash and had reached the borrowing limit based on our borrowing base limitations. Borrowings on our Credit Agreement are repaid from cash generated from our operations.

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

Capital Expenditures

For the six months ended June 30, 2023, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2023, we had no off-balance sheet arrangements.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) promulgated under the Exchange Act), under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2023.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2023.

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

FUSE MEDICAL, INC.

Date: August 14, 2023	By:	/s/ Christopher C. Reeg
Christopher C. Reeg
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Lawrence S. Yellin
Lawrence S. Yellin
Chief Financial Officer and Director (Principal Financial Officer)